Form 10-Q
period 1996-06-30
DATASTREAM SYSTEMS INC
filed 1996-08-13
CIK 938481

===============================================================================



                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


                                     FORM 10-Q

(Mark One)
__X__          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30, 1996

                                         OR

_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________to_________________


                          COMMISSION FILE NUMBER:   0-25590


                              DATASTREAM SYSTEMS, INC.

             Incorporated pursuant to the laws of the State of Delaware
                     -------------------------------------------

         Internal Revenue Service  -- Employer Identification No. 57-0813674

                      50 DATASTREAM PLAZA, GREENVILLE, SC 29605

                                   (864) 422-5001
                     -------------------------------------------

                                   NOT APPLICABLE
             (Former Name, Former Address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: JUNE 30, 1996 8,515,582 shares, $0.01 par value.

                               Datastream Systems, Inc.

                                       FORM 10-Q

                              Quarter ended June 30, 1996

                                         Index

                                                            Page No.

Part I.     Financial Information

Item 1.     Financial Statements (unaudited)

            Balance Sheet-  June 30, 1996
                  Assets                                           3
                  Liabilities and Owners Equity                    4

            Income Statement-
                  for the Three Months ended June 30, 1996         5
                  for the Six Months ended June 30, 1996           6

            Statement of Changes in Stockholders Equity-
                  for the Three Months ended June 30, 1996         7

            Statement of Cash Flows-
                  for the Six Months ended June 30, 1996           8

            Notes to the Financial Statements                      9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations         10


Part II.    Other Information                                     13


Signatures                                                        15

PART I:  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                               Datastream Systems, Inc.

                                    Balance Sheets


                                        Assets

                                                      December 31,     June 30,
                                                          1995           1996
                                                                     (unaudited)

Current assets:
   Cash and cash equivalents                       $   1,184,092 $   2,468,579
   Accounts receivable, net of allowance for
      doubtful accounts of $244,475 and
      $331,000, respectively                           4,589,254     5,749,500
   Investments held to maturity                       17,335,907    12,021,173
   Accrued interest receivable                           309,375       744,383
   Prepaid expenses                                      162,779       347,058
   Inventories                                           250,931       321,076
   Deferred income taxes                                 181,000       181,000
   Other assets                                          110,127       142,185
                                                    ------------  ------------
   Total current assets                               24,123,465    21,974,954

Investments held to maturity                          20,319,024    24,554,387

Property and equipment
   Land                                                  450,000       450,000
   Building                                            3,009,509     4,057,987
   Computer equipment                                  2,152,780     3,177,710
   Furniture and fixtures                                562,073       873,307
                                                      ----------    ----------
                                                       6,174,362     8,559,004
   Less accumulated depreciation                         877,300     1,155,020
                                                      ----------     ---------
   Net property and equipment                          5,297,062     7,403,984
Capitalized software development costs, net of
   accumulated amortization of $987,261 and
   $1,210,729, respectively                              952,618     1,629,776
                                                      ----------     ---------

   Total assets                                    $  50,692,169 $  55,563,101
                                                   ============= =============

See Notes to Financial Statements

                                Datastream Systems, Inc.

                          Liabilities and Stockholders' Equity

                                                      December 31,     June 30,
                                                          1995           1996
                                                                     (unaudited)

Current liabilities:
   Accounts payable                                 $    199,428  $    510,671
   Other accrued liabilities                             431,484       328,500
   Income taxes payable                                  699,201       556,868
   Current portion of long-term debt                      20,000        20,000
   Unearned revenue                                    2,808,348     3,606,196
                                                       ---------     ---------
      Total current liabilities                        4,158,461     5,022,235
Long-term debt, less current portion                      21,667        13,334
Deferred income taxes                                    478,000       478,000
                                                      ----------    ----------


Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000 shares
      authorized; none outstanding                             -             -
   Common stock, $.01 par value, 15,000,000 shares
      authorized; 8,405,488 shares issued and
      outstanding at December 31, 1995, 8,515,582
      shares issued and outstanding at June 30, 1996      84,055        85,156
   Additional paid-in capital                         40,738,355    41,562,959
   Retained earnings                                   5,211,631     8,401,417
                                                     -----------   -----------

      Total stockholders' equity                      46,034,041    50,049,532
                                                      ----------    ----------

      Total liabilities and stockholders' equity   $  50,692,169 $  55,563,101
                                                   ============= =============

See Notes to Financial Statements

                               Datastream Systems, Inc.

                                 Statements of Income
                                     (unaudited)
                       Three months ended June 30, 1995 and 1996

                                                        June 30,      June 30,
                                                          1995          1996

Revenues:
   Product                                         $   2,308,248 $   3,259,003
   Applications engineering                            1,358,035     2,813,422
   Support                                               984,841     1,631,996
                                                      ----------     ---------
      Total revenues                                   4,651,124     7,704,421

Cost of revenues:
   Cost of product revenues                              246,741       492,366
   Cost of applications engineering revenues             751,125     1,441,690
   Cost of support revenues                              160,421       261,290
                                                      ----------    ----------
      Total cost of revenues                           1,158,287     2,195,346
                                                       ---------     ---------

      Gross profit                                     3,492,837     5,509,075

Operating expenses:
   Sales and marketing                                 1,118,927     2,234,022
   Product development                                   426,004       301,334
   General and administrative                            568,590       866,965
                                                      ----------    ----------
      Total operating expenses                         2,113,521     3,402,321
                                                       ---------     ---------

      Operating income                                 1,379,316     2,106,754

Other income (expense):
   Interest income                                       253,262       571,117
   Interest expense                                       (2,315)       (1,860)
   Other                                                 (51,066)       11,359
                                                     -----------   -----------
      Net other income                                   199,881       580,616
                                                      ----------    ----------

      Income before income taxes                       1,579,197     2,687,370

Income taxes                                             637,324     1,036,500
                                                      ----------     ---------

Net income                                           $   941,873   $ 1,650,870
                                                     ===========   ===========

Per share data:
   Net income                                        $       .13   $       .19
                                                     -----------   -----------

   Weighted average number of common and
      common equivalent shares outstanding             7,242,764     8,908,755
                                                       =========     =========
See Notes to Financial Statements

                               Datastream Systems, Inc.

                                 Statements of Income
                                      (unaudited)
                        Six months ended June 30, 1995 and 1996

                                                        June 30,      June 30,
                                                          1995          1996

Revenues:
   Product                                         $   3,905,231 $   6,331,712
   Applications engineering                            2,626,518     5,302,065
   Support                                             1,868,369     2,972,086
                                                     -----------   -----------
      Total revenues                                   8,400,118    14,605,863

Cost of revenues:
   Cost of product revenues                              447,789       854,829
   Cost of applications engineering revenues           1,335,752     2,617,721
   Cost of support revenues                              297,845       525,773
                                                      ----------    ----------
      Total cost of revenues                           2,081,386     3,998,323
                                                       ---------     ---------

      Gross profit                                     6,318,732    10,607,540

Operating expenses:
   Sales and marketing                                 2,188,164     4,361,737
   Product development                                   653,987       718,406
   General and administrative                          1,109,114     1,494,685
                                                       ---------     ---------
      Total operating expenses                         3,951,265     6,574,828
                                                       ---------     ---------

      Operating income                                 2,367,467     4,032,712

Other income (expense):
   Interest income                                       287,749     1,147,255
   Interest expense                                       (3,478)       (2,755)
   Other                                                  10,182        12,074
                                                     -----------   -----------
      Net other income                                   294,453     1,156,574
                                                      ----------     ---------

      Income before income taxes                       2,661,920     5,189,286

Income taxes                                           1,065,000     1,999,500
                                                       ---------     ---------

Net income                                           $ 1,596,920   $ 3,189,786
                                                     ===========   ===========

Per share data:
   Net income                                        $       .26   $       .36
                                                     -----------   -----------

   Weighted average number of common and
      common equivalent shares outstanding             6,216,962     8,816,379
                                                       =========     =========
See Notes to Financial Statements

                               Datastream Systems, Inc.

                     Statement of Changes in Shareholders' Equity
                                      (unaudited)


                          For the period ended June 30, 1996





                                            Additional                 Total
                                 Common       Paid-In    Retained   Stockholders
                                  Stock       Capital    Earnings      Equity


Balance at December 31, 1995    $84,055   $40,738,355    $5,211,631  $46,034,041

   Net income                         -             -     3,189,786    3,189,786

   Stock Options Exercised        1,101       824,604             -      825,705

Balance at June 30, 1996   $     85,156  $ 41,562,959  $  8,401,417 $ 50,049,532
                            ===========   ===========   ===========  ===========



See Notes to Financial Statements

                               Datastream Systems, Inc.

                               Statements of Cash Flows
                                      (unaudited)

                   Six months ended June 30, 1995 and June 30, 1996

                                                         June 30,      June 30,
                                                           1995          1996
Cash flows from operating activities:
   Net income                                       $  1,596,920  $  3,189,786
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                       145,085       277,720
      Amortization of capitalized software
        development costs                                109,236       225,737
      Loss on disposal of fixed assets                    50,438             -
      Provision for doubtful accounts                     60,270        86,525
      Changes in operating assets and liabilities:      (502,404)     (764,121)
        Net cash provided by operating activities      1,459,545     3,015,647
Cash flows from investing activities:
   (Purchase) of investment available for sale       (15,071,099)   (6,548,052)
   Sale of investment available for sale                 967,500     7,284,939
   Additions to property and equipment                  (501,580)   (2,384,803)
   Capitalized software development costs               (260,266)     (900,616)
                                                     -----------   -----------
        Net cash used in investing activities        (14,865,445)   (2,548,532)

Cash flows from financing activities:
   Net proceeds from initial public offering of
     common stock                                     13,560,213             -
   Proceeds from exercise of stock options                     -       825,705
   Proceeds from exercise of stock warrants               35,463             -
   Principal payments on long-term debt                  (12,000)       (8,333)
        Net cash provided by (used in) financing     -----------   -----------
          activities                                  13,583,676       817,372

Net increase (decrease) in cash and cash equivalents     177,776     1,284,487
Cash and cash equivalents at beginning of period       1,151,977     1,184,092

Cash and cash equivalents at end of period          $  1,329,753  $  2,468,579
                                                    ============  ============

See Notes to Financial Statements

Datastream Systems, Inc.

Notes to Financial Statements



1)  Summary of significant Accounting Policies

A.  Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft Windows-based personal computer software for the industrial automation market. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K filed with the SEC on April 1, 1996. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

Results for interim periods are not necessarily indicative of results expected for the full year.


B.  Accounting Policies

Net income per share

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.


C.  Public Offering of Common Stock

On April 5, 1995, the Company closed its initial public offering of 1,633,000 shares of common stock (633,000 of which were sold by existing shareholders) for $15.00 per share before giving effect to the two for one stock split referred to in the following paragraph. The Company invested the net proceeds of approximately $13.95M from the offering in U.S. Government securities.

Effective September 12, 1995 the Company completed a two for one stock split effected in the form of a stock dividend. All references in the accompanying financial statements to the number of shares have been presented to reflect this stock split.

On October 3, 1995, the Company closed its secondary public offering of 2,000,000 shares of common stock for $22.25 per share (1,085,670 of such shares were sold by existing shareholders). The Company invested the net proceeds of approximately $19.12 million from the offering in U.S. Government securities. In conjunction with the secondary offering, on October 17, 1995, the Company closed on the over-allotment option of 300,000 shares of common stock. The Company invested the net proceeds of approximately $6.28 million from the over-allotment option in U.S. Government securities.

Datastream Systems, Inc.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Overview

     The Company offers a family of "computerized maintenance management systems" ("CMMS") to the maintenance, repair and operations ("MRO") industry, including MP2 (DOS), SideArm (DOS), SideArm for Windows, MP2 for Windows, MP2 for Client Server and MaintainIt. Datastream supports its software products through applications engineering services, including installation, consulting, custom programming and training. Ongoing technical support services are supplied pursuant to renewable annual technical support contracts.

Results of Operations

     Total Revenues. The Company reported higher revenues for the second quarter of 1996. Total revenues increased 65.6% to $7,704,421 in the second quarter of 1996 from $4,651,124 in the second quarter of 1995, due principally to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, applications engineering and technical support service organizations. Total revenues increased 73.9% to $14,605,863 during the first six months of 1996 from $8,400,118 in the first six months of 1995.

     Product revenues increased 41.2% to $3,259,003 (42.3% of total revenues) in the second quarter of 1996 from $2,308,248 (49.6% of total revenues) in the second quarter of 1995, as a result of growth in sales of the Company's Microsoft Windows based products. Product revenues increased 62.1% to $6,331,712 (43.4% of total revenues) in the first six months from $3,905,231 (46.5% of total revenues) in the first six months of 1995.

     Application engineering services revenues increased 107.2% to $2,813,422 (36.5% of total revenues) in the second quarter of 1996 from $1,358,035 (29.2% of total revenues) in the second quarter 1995. The increase resulted from the addition of application engineering personnel to service expansion of the Company's installed base of systems. Application engineering services revenues increased 101.9% to $5,302,065 (36.3% of total revenues) in the first six months of 1996 from $2,626,518 (31.3% of total revenues) in the first six months of 1995.

     Technical support services revenues for the second quarter 1996 increased 65.7% to $1,631,996 (21.2% of total revenues) from $984,841 (21.2% of total revenues) in the second quarter of 1995, primarily due to the expansion of the Company's installed base of systems. Technical support services revenues increased 59.1% to $2,972,086 (20.3% of total revenues) in the first six months of 1996 from $1,868,369 (22.2% of total revenues) in the first six months of 1995.

     Cost of Revenues. Cost of revenues increased 89.5% to $2,195,346 (28.5% of total revenues) in the second quarter of 1996, as compared to $1,158,287 (24.9% of total revenues) in the comparable quarter of 1995. The increase in cost of revenues as a percentage of sales is attributed to increased costs of packaging for newly released software products, the one time impact of the cost of the annual technical users conference, and increased expenses incurred in the Applications Engineering Department related to salaries and customer reimbursed travel.

Cost of revenues increased 92.1% to $3,998,323 (27.4% of total revenues) during the first six months of 1996 from $2,081,386 (24.8% of total revenues) in the first six months of 1995.

     Cost of product revenues was 6.4% of total revenues in the second quarter of 1996, and 5.3% of total revenues during the same period of 1995. The increase was due to increased costs of packaging associated with newly released software products.

     Cost of application engineering services revenues was 18.7% of total revenues during the second quarter of 1996, and 16.1% of total revenues during the same period in 1995. The increase as a percentage of total revenues was due to the one time impact of the cost of the annual technical users conference and increased personnel and customer reimbursed travel costs.

     Cost of technical support service revenues was 3.4% of total revenues during the second quarter of 1996 and 3.4% of total revenues during the same period in 1995.

     Sales and Marketing Expenses. Sales and marketing expenses increased 99.7% to $2,234,022 (29.0% of total revenues) during the second quarter of 1996 from $1,118,927 (24.1% of total revenues) during the second quarter in 1995, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue, and increased marketing expenses associated with new product introductions, including MP2 for Windows Client Server. Sales and marketing expenses increased 99.3% to $4,361,737 (29.9% of total revenues) in the first six months of 1996 from $2,188,164 (26.0% of total revenues) in the first six months of 1995.

     Product Development Expenses. Total product development expenditures increased 75.5% to $869,592 (11.3% of total revenues) during the second quarter of 1996 from $495,577 (10.7% of total revenues) during the same period in 1995. The capitalized portion of these amounts were $568,258 and $69,573, respectively. Giving effect to amounts capitalized, product development expense decreased 29.3% to $301,334 (3.9% of total revenues) in the second quarter of 1996 from $426,004 (9.2% of total revenues) during the same period in 1995. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of client/server and other new products. The net decrease in product development expense resulted from capitalizing development costs associated with the large number of new products entering the capitalizable portion of the development cycle.

     Total product development expenditures increased 79.5% to $1,619,011 (11.1% of total revenues) during the second half of 1996 from $902,084 (10.7% of total revenues) during the same period in 1995. The capitalized portion of these amounts were $900,605 and $248,097, respectively. Giving effect to amounts capitalized, product development expense increased 9.9% to $718,406 (4.9% of total revenues) in the second half of 1996 from $653,987 (7.8% of total revenues) during the same period in 1995.

     General and Administrative Expenses. General and administrative expenses increased 52.5% to $866,965 (11.3% of total revenues) during the second quarter of 1996 from $568,590 (12.2% of total revenues) in the second quarter of 1995, primarily due to increased salaries expense, salary related costs, insurance, and legal fees. General and administrative expenses increased 34.8% to $1,494,685 (10.2% of total revenues) during the second half of 1996 from $1,109,114 (13.2% of total revenues) in the second half of 1995.

     Miscellaneous Income. Miscellaneous income increased to $11,359 in the second quarter of 1996 from ($51,066) in the second quarter of 1995. The increase was due to rental income in the second quarter of 1996 offsetting the one time loss recorded in the second quarter of 1995 on the write-off of a third party software application. Miscellaneous income increased to $12,074 in the first half of 1996 from $10,182 in the first half of 1995.

     Interest Income/(Expense). Interest income increased to $571,117 in the second quarter of 1996 from $253,262 in the second quarter of 1995, due to higher investment balances realized upon completion of the Company's initial and secondary public offerings of stock in April 1995 and October 1995, respectively. Interest expense decreased to $1860 in the second quarter of 1996 from $2,315 in the second quarter of 1995, due to lower balances remaining on notes payable. Interest income increased to $1,147,255 in the first half of 1996 from $287,749 in the first half of 1995. Interest expense decreased to $2,755 in the first half of 1996 from $3,478 in the first half of 1995.

     Tax Rate. The Company's effective tax rate was 38.6% for the second quarter of 1996 as compared to 40.4% for the second quarter of 1995. The Company's effective tax rate was 38.5% in the first half of 1996 as compared to 40.0% in the first half of 1995.

     Net Income. Net income increased 75.3% to $1,650,870 (21.4% of total revenues) in the second quarter of 1996 from $941,873 (20.3% of total revenues) in the second quarter of 1995. Net income increased 99.7% to $3,189,786 (21.8% of total revenues) in the first half of 1996 from $1,596,920 (19.0% of total revenues) in the first half of 1995.


Liquidity and Capital Resources

     The Company has funded its activities entirely from cash generated from operations. The Company ended its second quarter of 1996 with $ 2,468,579 in cash and cash equivalents. The Company intends to re-invest the proceeds of maturing government securities in similar government securities.

     The Company completed renovating and assumed occupancy of its new offices at 50 Datastream Plaza, Greenville, SC 29605 during April 1996.

     The Company's principal commitments as of June 30, 1996, consisted primarily of leases on its former headquarters facilities and operating equipment, and there were no material commitments for capital expenditures. The Company completed its initial public offering in April 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $389,787) of $13,950,000. Proceeds from the offering were invested in U.S. government securities. The Company completed its secondary public offering in October 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $255,064) of $25,400,000. Proceeds from the offering were invested in U.S. government securities. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and the proceeds of the Company's most recent public offering will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

            Not Applicable

Item 2.     Changes in Securities

            Not Applicable

Item 3.     Defaults Upon Senior Securities

            Not Applicable

Item 4.     Submission of Matters to a Vote of Stockholders

      The Annual Meeting of Stockholders was held on May 23, 1996 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

1. The following classes of directors were elected to serve on-, two- and tree-year terms expiring in 1997, 1998 and 1999 respectively.

                                             Shares                  Shares
                                               FOR                  WITHHOLD
Class I:
      Kenneth D. Tracy                    7,422,599                  14,641
Class II:
      Richard T. Brock                    7,422,499                  14,741
      Ira D. Cohen                        7,422,599                  14,641
Class III:
      Larry G. Blackwell                  7,426,999                  10,241
      John M. Sterling, Jr.               7,434,927                   2,313

2. The stockholders approved the Company's Amended and Restated Employee Stock Purchase Plan, pursuant to which 100,000 shares of common stock are reserved for purchase by the Company's employees.

                                             Shares      Shares      Shares
                                               FOR       AGAINST     ABSTAIN

                                            6,119,968    50,044      13,815

3. The stockholders approved the Company's Amended and Restated 1995 Stock Option Plan, pursuant to which 1,000,000 shares of common stock are reserved for grants of options to key employees of the Company.

                                             Shares      Shares      Shares
                                               FOR       AGAINST     ABSTAIN

                                            5,450,782    711,351     21,694

4. The stockholders approved the Company's Amended and Restated Stock Option Plan for Directors, pursuant to which 100,000 shares of common stock are reserved for grants of options to non-employee directors of the Company.

                                             Shares      Shares      Shares
                                               FOR       AGAINST     ABSTAIN

                                            5,588,265    575,373     20,189

Item 5.     Other Information

            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1* Amended and Restated Certificate of Incorporation of the Registrant

            3.2*        By-laws of the Registrant

            10.3* License Agreement pertaining to Grainger Approved Access Software dated December 27, 1994, between Registrant and W.W. Grainger, Inc.

            10.3(a)* Addendum to License Agreement dated March 15,1995, between the Registrant and W.W. Grainger, Inc.

            27          Financial Data Schedule

            * Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-89498).

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the period.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Datastream Systems, Inc.


                                    /s/ Daniel H. Christie
Date:   08/13/96                    ______________________
                                    Daniel H. Christie
                                    Chief Financial Officer (principal
                                    financial and accounting officer)
15