Form 10-Q
period 1996-09-30
DATASTREAM SYSTEMS INC
filed 1996-11-14
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
__X__          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended SEPTEMBER 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding
of the issuer's common stock as of the latest practicable date:    SEPTEMBER 30,
1996;  8,517,298 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                        Quarter ended September 30, 1996

                                      Index

                                                                        Page No.

Part I.     Consolidated Financial Information

Item 1.     Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheet-  September 30, 1996
                  Assets                                                      3
                  Liabilities and Owners Equity                               4

            Consolidated Income Statement-
                  for the Three Months ended September 30, 1996               5
                  for the Nine Months ended September 30, 1996                6

            Consolidated Statement of Changes in Stockholders Equity-
                  for the Three Months ended September 30, 1996               7

            Consolidated Statement of Cash Flows-
                  for the Nine Months ended September 30, 1996                8

            Notes to the Consolidated Financial Statements                    9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10


Part II.    Other Information                                                13


Signature                                                                    14

PART I:  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1:  Consolidated Financial Statements

                            Datastream Systems, Inc.

                           Consolidated Balance Sheets

                                     Assets

                                                     December 31, September 30,
                                                         1995          1996
                                                                   (unaudited)

Current assets:
   Cash and cash equivalents                       $   1,184,092 $   3,175,674
   Accounts receivable, net of allowance for
      doubtful accounts of $244,475 and
      $380,000, respectively                           4,589,254     6,536,031
   Investments held to maturity                       17,335,907    12,538,755
   Accrued interest receivable                           309,375       156,671
   Prepaid expenses                                      162,779       281,592
   Inventories                                           250,931       261,338
   Deferred income taxes                                 181,000       181,000
   Other assets                                          110,127       194,519
                                                    ------------  ------------
   Total current assets                               24,123,465    23,325,580

Investments held to maturity                          20,319,024    24,553,441

Property and equipment
   Land and Land Improvements                            450,000       465,981
   Building                                            3,009,509     4,077,269
   Computer equipment                                  2,152,780     3,681,893
   Furniture and fixtures                                562,073       896,088
                                                      ----------    ----------
                                                       6,174,362     9,121,231
   Less accumulated depreciation                         877,300     1,471,461
                                                      ----------     ---------
   Net property and equipment                          5,297,062     7,649,770
Capitalized software development costs, net of
   accumulated amortization of $987,261 and
   $1,335,491, respectively                              952,618     2,236,792
                                                      ----------     ---------

   Total assets                                    $  50,692,169 $  57,765,583
                                                   ============= =============

See Notes to Consolidated Financial Statements

                            Datastream Systems, Inc.

                      Liabilities and Stockholders' Equity

                                                     December 31, September 30,
                                                         1995          1996
                                                                   (unaudited)

Current liabilities:
   Accounts payable                                 $    199,428  $    564,793
   Other accrued liabilities                             431,484       350,485
   Income taxes payable                                  699,201       984,119
   Current portion of long-term debt                      20,000        20,000
   Unearned revenue                                    2,808,348     3,469,056
                                                       ---------     ---------
      Total current liabilities                        4,158,461     5,388,453
Long-term debt, less current portion                      21,667         6,667
Deferred income taxes                                    478,000       478,000
                                                      ----------    ----------


Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000 shares
      authorized; none outstanding                             -             -
   Common stock, $.01 par value, 15,000,000 shares
      authorized; 8,405,488 shares issued and outstanding
      at December 31, 1995, 8,517,298 shares issued
      and outstanding at September 30, 1996               84,055        85,173
   Additional paid-in capital                         40,738,355    41,575,811
   Retained earnings                                   5,211,631    10,231,479
                                                     -----------    ----------

      Total stockholders' equity                      46,034,041    51,892,463
                                                      ----------    ----------

      Total liabilities and stockholders' equity   $  50,692,169 $  57,765,583
                                                   ============= =============

See Notes to Consolidated Financial Statements

                            Datastream Systems, Inc.

                        Consolidated Statements of Income
                 Three months ended September 30, 1995 and 1996

                                                    September 30, September 30,
                                                         1995          1996
                                                     (unaudited)   (unaudited)
Revenues:
   Product                                         $   2,431,968 $   3,651,553
   Applications engineering                            1,925,723     3,069,642
   Support                                             1,195,830     1,542,707
                                                       ---------     ---------
      Total revenues                                   5,553,521     8,263,902

Cost of revenues:
   Cost of product revenues                              341,469       472,718
   Cost of applications engineering revenues             957,061     1,715,819
   Cost of support revenues                              172,571       258,314
                                                      ----------    ----------
      Total cost of revenues                           1,471,101     2,446,851
                                                       ---------     ---------

      Gross profit                                     4,082,420     5,817,051

Operating expenses:
   Sales and marketing                                 1,295,737     2,268,547
   Product development                                   464,800       357,707
   General and administrative                            497,866       805,640
                                                      ----------    ----------
      Total operating expenses                         2,258,403     3,431,894
                                                       ---------     ---------

      Operating income                                 1,824,017     2,385,157

Other income (expense):
   Interest income                                       269,793       579,903
   Interest expense                                       (1,227)         (923)
   Other                                                   2,713        11,425
                                                       ---------   -----------
      Net other income                                   271,279       590,405
                                                      ----------    ----------

      Income before income taxes                       2,095,296     2,975,562

Income taxes                                             836,000     1,145,500
                                                      ----------     ---------

Net income                                           $ 1,259,296   $ 1,830,062
                                                     ===========   ===========

Per share data:
   Net income                                        $       .17   $       .21
                                                     -----------   -----------

   Weighted average number of common and
      common equivalent shares outstanding             7,550,549     8,919,505
                                                       =========     =========
See Notes to Consolidated Financial Statements

                            Datastream Systems, Inc.

                        Consolidated Statements of Income
                  Nine months ended September 30, 1995 and 1996
                                                    September 30, September 30,
                                                         1995          1996
                                                     (unaudited)   (unaudited)
Revenues:
   Product                                         $   6,337,199 $   9,983,265
   Applications engineering                            4,552,241     8,371,707
   Support                                             3,064,199     4,514,793
                                                     -----------   -----------
      Total revenues                                  13,953,639    22,869,765

Cost of revenues:
   Cost of product revenues                              789,259     1,327,546
   Cost of applications engineering revenues           2,292,813     4,333,540
   Cost of support revenues                              470,415       784,087
                                                      ----------    ----------
      Total cost of revenues                           3,552,487     6,445,173
                                                       ---------     ---------

      Gross profit                                    10,401,152    16,424,592

Operating expenses:
   Sales and marketing                                 3,483,900     6,630,284
   Product development                                 1,118,787     1,076,113
   General and administrative                          1,606,980     2,300,326
                                                       ---------     ---------
      Total operating expenses                         6,209,667    10,006,723
                                                       ---------    ----------

      Operating income                                 4,191,485     6,417,869

Other income (expense):
   Interest income                                       557,542     1,727,158
   Interest expense                                       (4,705)       (3,678)
   Other                                                  12,895        23,499
                                                     -----------   -----------
      Net other income                                   565,732     1,746,979
                                                      ----------     ---------

      Income before income taxes                       4,757,217     8,164,848

Income taxes                                           1,901,000     3,145,000
                                                       ---------     ---------

Net income                                           $ 2,856,217   $ 5,019,848
                                                     ===========   ===========

Per share data:
   Net income                                        $       .43   $       .57
                                                     -----------   -----------

   Weighted average number of common and
      common equivalent shares outstanding             6,677,145     8,850,754
                                                       =========     =========
See Notes to Consolidated Financial Statements

                            Datastream Systems, Inc.

               Consolidated Statement of Changes in Shareholders' Equity

                     For the period ended September 30, 1996
                                   (unaudited)



                                                       Additional     Total
                                 Common      Paid-In    Retained   Stockholders'
                                  Stock      Capital    Earnings      Equity


Balance at December 31, 1995   $ 84,055  $40,738,355  $ 5,211,631  $46,034,041

   Net income                         -            -    5,019,848    5,019,848

   Stock Options Exercised        1,118      837,456            -      838,574

Balance at September 30, 1996  $ 85,173  $41,575,811  $10,231,479  $51,892,463
                                =======  ===========  ===========  ===========



See Notes to Consolidated Financial Statements

                            Datastream Systems, Inc.

                      Consolidated Statements of Cash Flows

              Nine months ended September 30, 1995 and September 30, 1996

                                                    September 30, September 30,
                                                         1995          1996
                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
   Net income                                       $  2,856,217  $  5,019,848
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                       240,436       613,123
      Amortization of capitalized software
        development costs                                162,332       350,519
      Loss on disposal of fixed assets                    49,198          (213)
      Provision for doubtful accounts                    114,070       135,525
      Changes in operating assets and liabilities:      (827,652)     (572,851)
                                                      ----------    ----------
        Net cash provided by operating activities      2,594,601     5,545,951
Cash flows from investing activities:
   Net (purchase)/proceeds from investment maturities(14,178,698)      220,252
   Additions to property and equipment                  (984,855)   (2,974,781)
   Proceeds from the sale of equipment                         -         9,000
   Capitalized software development costs               (444,677)   (1,632,414)
        Net cash used in investing activities        (15,608,230)   (4,377,943)
                                                     -----------    ----------

Cash flows from financing activities:
   Net proceeds from initial public offering of
     common stock                                     13,560,213             -
   Proceeds from exercise of stock warrants               35,463             -
   Proceeds from exercise of stock options                     -       838,574
   Principal payments on long-term debt                  (21,667)      (15,000)
        Net cash provided by (used in)
            financing activities                      13,574,009       823,574
                                                      ----------     ---------

Net increase (decrease) in cash and cash equivalents     560,380     1,991,582
Cash and cash equivalents at beginning of period       1,151,977     1,184,092

Cash and cash equivalents at end of period          $  1,712,357  $  3,175,674
                                                    ============  ============

See Notes to Consolidated Financial Statements

Datastream Systems, Inc.

Notes to Consolidated Financial Statements

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

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the Consolidated Financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These Consolidated Financial statements should be read in conjunction with the Consolidated Financial statements and related notes contained in the Company's Form 10-K filed with the SEC on April 1, 1996. Other than as indicated herein, there have been no significant changes from the Consolidated Financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

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

Effective September 12, 1995 the Company completed a two for one stock split effected in the form of a stock dividend. All references in the accompanying Consolidated Financial statements to the number of shares have been presented to reflect this stock split.

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

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this report.

Overview

     The Company offers a family of "computerized maintenance management systems" ("CMMS") to the maintenance, repair and operations ("MRO") industry, including MP2 (DOS), SideArm (DOS), SideArm for Windows, MP2 for Windows, MP2 for Client Server, MaintainIt and MaintainIt Pro. Datastream supports its software products through applications engineering services, including installation, consulting, custom programming and training. Ongoing technical support services are supplied pursuant to renewable annual technical support contracts.

Results of Operations

     Total Revenues. The Company reported higher revenues for the third quarter of 1996. Total revenues increased 48.8% to $8,263,902 in the third quarter of 1996 from $5,553,521 in the third quarter of 1995, due principally to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, applications engineering and technical support service organizations. Total revenues increased 63.9% to $22,869,765 during the first nine months of 1996 from $13,953,639 in the first nine months of 1995.

     Product revenues increased 50.1% to $3,651,553 (44.2% of total revenues) in the third quarter of 1996 from $2,431,968 (43.8% of total revenues) in the third quarter of 1995, as a result of growth in sales of the Company's Microsoft Windows based products. Product revenues increased 57.5% to $9,983,265 (43.7% of total revenues) in the first nine months of 1996 from $6,337,199 (45.4% of total revenues) in the first nine months of 1995.

     Application engineering services revenues increased 59.4% to $3,069,642 (37.1% of total revenues) in the third quarter of 1996 from $1,925,723 (34.7% of total revenues) in the third quarter 1995. The increase resulted from the addition of application engineering personnel to service expansion of the Company's installed base of systems. Application engineering services revenues increased 83.9% to $8,371,707 (36.6% of total revenues) in the first nine months of 1996 from $4,552,241 (32.6% of total revenues) in the first nine months of 1995.

     Technical support services revenues for the third quarter 1996 increased 29.0% to $1,542,707 (18.7% of total revenues) from $1,195,830 (21.5% of total revenues) in the third quarter of 1995, primarily due to the expansion of the Company's installed base of systems. Technical support services revenues increased 47.3% to $4,514,793 (19.7% of total revenues) in the first nine months of 1996 from $3,064,199 (22.0% of total revenues) in the first nine months of 1995.

     Cost of Revenues. Cost of revenues increased 66.3% to $2,446,851 (29.6% of total revenues) in the third quarter of 1996, as compared to $1,471,101 (26.5% of total revenues) in the comparable quarter of 1995. The increase in cost of revenues as a percentage of sales is attributed to increased expenses incurred in the Applications Engineering Department related to salaries, travel and customer reimbursed travel expenses. Cost of revenues increased 81.4% to $6,445,173 (28.2% of total revenues) during the first nine months of 1996 from $3,552,487 (25.5% of total revenues) in the first nine months of 1995.

     Cost of product revenues was 5.7% of total revenues in the third quarter of 1996, and 6.1% of total revenues during the same period of 1995. The decrease as a percentage of total revenues was due to decreased costs of packaging associated with software products as a result of shifting media to CD from floppy disk.

     Cost of application engineering services revenues was 20.8% of total revenues during the third quarter of 1996, and 17.2% of total revenues during the same period in 1995. The increase as a percentage of total revenues was due to increased personnel and customer reimbursed travel costs.

     Cost of technical support service revenues was 3.1% of total revenues during the third quarter of 1996 and 3.1% of total revenues during the same period in 1995.

     Sales and Marketing Expenses. Sales and marketing expenses increased 75.1% to $2,268,547 (27.5% of total revenues) during the third quarter of 1996 from $1,295,737 (23.3% of total revenues) during the third quarter in 1995, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue, and increased marketing expenses associated with new product introductions, including MP2 for Windows 95 and MaintainIt Pro. Sales and marketing expenses increased 90.3% to $6,630,284 (29.0% of total revenues) in the first nine months of 1996 from $3,483,900 (25.0% of total revenues) in the first nine months of 1995.

     Product Development Expenses. Total product development expenditures increased 58.0% to $1,089,505 (13.2% of total revenues) during the third quarter of 1996 from $689,700 (12.4% of total revenues) during the same period in 1995. The capitalized portion of these amounts were $731,798 and $224,900, respectively. Giving effect to amounts capitalized, product development expense decreased 23.0% to $357,707 (4.3% of total revenues) in the third quarter of 1996 from $464,800 (8.4% of total revenues) during the same period in 1995. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of client/server and other new products. The net decrease in product development expense resulted from capitalizing development costs associated with the large number of new products entering the capitalizable portion of the development cycle.

     Total product development expenditures increased 70.2% to $2,708,516 (11.8% of total revenues) during the first nine months of 1996 from $1,591,783 (11.4% of total revenues) during the same period in 1995. The capitalized portion of these amounts were $1,632,404 and $472,997, respectively. Giving effect to amounts capitalized, product development expense decreased 3.8% to $1,076,113 (4.7% of total revenues) in the first nine months of 1996 from $1,118,787 (8.0% of total revenues) during the same period in 1995.

     General and Administrative Expenses. General and administrative expenses increased 61.8% to $805,640 (9.7% of total revenues) during the third quarter of 1996 from $497,866 (9.0% of total revenues) in the third quarter of 1995, primarily due to increased salaries expense, salary related costs, and insurance cost. General and administrative expenses increased 43.1% to $2,300,326 (10.1% of total revenues) during the first nine months of 1996 from $1,606,980 (11.5% of total revenues) in the first nine months of 1995.

     Miscellaneous Income. Miscellaneous income increased to $11,425 in the third quarter of 1996 from $2,713 in the third quarter of 1995. The increase was due to higher rental income in the third quarter of 1996. Miscellaneous income increased to $23,499 in the first nine months of 1996 from $12,895 in the first nine months of 1995.

     Interest Income/(Expense). Interest income increased to $579,903 in the third quarter of 1996 from $269,793 in the third quarter of 1995, due to higher investment balances realized upon completion of the Company's initial and secondary public offerings of stock in April 1995 and October 1995, respectively. Interest expense decreased to $923 in the third quarter of 1996 from $1,227 in the third quarter of 1995, due to lower balances remaining on notes payable. Interest income increased to $1,727,158 in the first nine months of 1996 from $557,542 in the first nine months of 1995. Interest expense decreased to $3,678 in the first nine months of 1996 from $4,705 in the first nine months of 1995.

     Tax Rate. The Company's effective tax rate was 38.5% for the third quarter of 1996 as compared to 39.9% for the third quarter of 1995. The Company's effective tax rate was 38.5% in the first nine months of 1996 as compared to 40.0% in the first nine months of 1995.

     Net Income. Net income increased 45.3% to $1,830,062 (22.1% of total revenues) in the third quarter of 1996 from $1,259,296 (22.7% of total revenues) in the third quarter of 1995. Net income increased 75.8% to $5,019,848 (21.9% of total revenues) in the first nine months of 1996 from $2,856,217 (20.5% of total revenues) in the first nine months of 1995.


Liquidity and Capital Resources

     The Company has funded its activities entirely from cash generated from operations. The Company ended its third quarter of 1996 with $3,175,674 in cash and cash equivalents. The Company intends to re-invest the proceeds of maturing government securities in similar government securities.

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

            Not Applicable

Item 5.     Other Information

            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27          Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on form 8-K were filed during the period.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Datastream Systems, Inc.


                                    /s/ Daniel H. Christie
Date:   11/14/96                    ______________________
                                    Daniel H. Christie
                                    Chief Financial Officer (principal
                                    financial and accounting officer)