Form 10-K
period 1996-12-31
DATASTREAM SYSTEMS INC
filed 1997-04-15
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1996.
                                      OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from __________ to __________

                       Commission File Number:   0-25590

                           Datastream Systems, Inc.
            (Exact name of registrant as specified in its charter)

      Delaware                                    57-0813674
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

50 Datastream Plaza, Greenville, South Carolina   29605
(Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (864) 422-5001
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o
      Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997: $133,810,429(?).

      Number of shares of Common Stock outstanding as of March 31, 1997:
9,290,818

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement of Datastream Systems, Inc. for its Annual Meeting of Stockholders scheduled to be held June 13, 1997 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 13, 1997 shall not be deemed to be filed as part of this Report.

                                  PART I


      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement." Readers of this Report are encouraged to read these cautionary statements carefully.

Item 1. Business.

    Datastream Systems, Inc. ("Datastream" or the "Company") develops, markets, sells and supports Microsoft Windows-based personal computer software for the industrial automation market. Effective use of Datastream's software saves costs by reducing downtime associated with key equipment failure, optimizing spare parts inventories, improving purchasing efficiencies and reducing overall maintenance costs. In 1996, Company currently derived over 99% of its software unit sales from Windows-based products, including the Company's flagship product, MP2 for Windows, which was named Plant Engineering magazine's 1994 "Product of the Year" in the Software category. The Company is an established leader in the market for "computerized maintenance management systems" ("CMMS") based on unit sales, having sold over 27,000 CMMS systems. Datastream's strategy is to maintain its position in the CMMS market by providing feature-rich software solutions to the maintenance, repair and operations ("MRO") industry and being a value-price leader in each market in which it competes.

    The Company was incorporated as a South Carolina corporation in February 1986 upon consummation of the acquisition of the assets and liabilities of the Datastream Systems Division from a subsidiary of Wisconsin Power & Light. The Company reincorporated as a Delaware corporation in January 1995. The Company's executive offices are located at 50 Datastream Plaza, Greenville, South Carolina 29605, and its telephone number is (864) 422-5001.

    On December 31, 1996, Datastream acquired all of the outstanding capital stock of SQL Systems Group, B.V. ("SQL") for cash and shares of common stock of Datastream having an aggregate value of approximately $34 million, $17 million in cash, $14 million in stock issued pursuant to Regulation S, $3 million in escrowed stock, and the assumption of outstanding liabilities. SQL (which is based in Rotterdam, Holland) develops, markets, sells and supports high-end, client/ server CMMS for sale internationally and domestically. SQL's products are used in businesses, government agencies and other organizations to assist these entities in maintaining high-value capital assets such as facilities, plants and manufacturing production facilities. Like the Company's products, SQL's products are designed to enable customers to reduce down-time, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources.

    SQL was incorporated as a Dutch corporation in February 1985 to sell a portfolio of maintenance management software products. SQL currently derives over 75% of its revenues from sales of its R5 CAMMS product. In 1988, SQL merged with an English Subsidiary of Kvaerner. During 1994, SQL acquired a US subsidiary of Hartford Steam Boiler, and during 1996, SQL acquired a French partner from Sirlog, a leader in the French CMMS market. SQL's executive offices are located at Marconistraat 16, Rotterdam, The Netherlands, and its telephone number is 31 10 448 0700.

    As used herein, except as otherwise indicated by the context, the terms "Datastream" and "the Company" are used to refer to the historical and current business and operations of Datastream Systems, Inc. and its subsidiaries other than SQL and the term "SQL" is used to refer to the historical and current business and operations of SQL Group, B.V. and it subsidiaries. Because the acquisition of SQL was completed on the last day of 1996 and was accounted for as a purchase, SQL's results of operations will be included with those of the Company beginning in 1997. Accordingly, operations data provided for SQL prior to 1997 is give solely for providing historical perspective about SQL prior to its acquisition by the Company.


Industry

    The computerization of maintenance and repair tasks has historically lagged behind the computerization of other corporate functions such as production and finance. Companies have historically neglected the computerization of the maintenance and repair functions because of the low priority placed on preventive maintenance management and the relative lack of knowledge about and experience with the products and services available. Historically, most companies adopted manual methods of monitoring their capital assets, maintaining parts inventories, scheduling maintenance tasks and ordering repair services.

    In recent years, industrial corporations have been faced with issues of increasing competitiveness, often on a global basis. They have responded by seeking new ways to reduce costs, improve efficiency and increase capacity utilization. Structural changes implemented by these companies have included placing emphasis on core competencies and restructuring, downsizing or eliminating operations that do not contribute to financial performance. As a result, departments responsible for maintenance and repair tasks have been asked to ensure equipment performance, uptime and availability with increasingly diminished resources. This pressure has forced maintenance departments to look for new ways to manage these activities such as more effective scheduling of equipment downtime and maintenance personnel and controlling inventory and other costs. Today's sophisticated maintenance departments also seek to employ statistical analysis techniques such as statistical preventive maintenance. While the use of computers in maintenance departments has lagged, this trend is being reversed as companies emphasize cost reduction to increase global competitiveness and as reductions in prices and increases in computing power of personal computers have lead to a proliferation of these tools in industry.

    The term "computerized maintenance management systems" generally includes any computer software application designed to track, monitor and maintain histories on high value capital assets such as production equipment, spare parts inventories, plants and facilities and to compare and contrast key asset performance data. Manual methods represent an inefficient way to perform data collection and statistical analysis. Catastrophic equipment failures, sub-optimal equipment performance and unnecessary "preventive repairs" are common occurrences at facilities that do not employ some means of managing maintenance and repair activities. The advent of CMMS has, however, enabled corporations to increase efficiency and reduce costs by, among other things, reducing the probability of catastrophic failures, reducing unscheduled downtime, eliminating costly excess repair parts inventories and allowing maintenance tasks to be scheduled more effectively to permit maximum utilization of resources. The resulting incremental gains in efficiency generally translate directly into lower operating costs.

    A 1993 benchmarking study published by A.T. Kearney, Inc. indicates that maintenance costs range from approximately 1% to as much as 10% or more of an organization's sales, depending on the industry. Datastream believes its systems can reduce these costs by 10% to 20%. In its July 1996 report, Automation Research Corporation ("ARC") revised its estimates of growth in CMMS demand upward and reported that approximately $554 million (versus its previous estimate of $486 million) was spent on CMMS software and related services in 1995 and that a $1 billion market for CMMS software will exist by the year 1998 (versus 2000), and that a $1.3 billion market will exist by the year 2000. ARC notes that the Compound Annual Growth Rate (CAGR) of demand for CMMS software and services is 18.9%. The Gartner Group projects a $1 billion market for CMMS software and related services by the year 2000 and a $2 billion market by the year 2002. A 1994 study prepared for Datastream by Market Insight indicates that only approximately 15% of corporate and governmental users surveyed utilize CMMS software to track maintenance functions, and that nearly 60% of these users still perform such tasks manually. Although these figures are only projections, management believes they reflect the substantial potential for future growth in the use of CMMS.

    The market for CMMS software is relatively fragmented, with an estimated 200 vendors competing for market share. Datastream's sales efforts have historically been concentrated at the lower end of the CMMS market, and the Company could encounter competition in this segment from vendors that have traditionally provided software for mainframes and minicomputers and are now seeking to convert their systems for use in the personal computer ("PC network") client/server environment. The acquisition of SQL enables the Company to begin to compete in the high-end segment of the CMMS market.

    Certain competitors have greater financial, marketing, service and support and technical resources than the Company and SQL. In addition, as the PC network client/server market continues to develop, companies with significantly greater resources than Datastream may seek to introduce products specifically designed to provide CMMS solutions on PC network client/server systems at lower prices, or to form strategic alliances with competitors of the Company. See "--Competition."


Company Strategy

    The Company's objective is to leverage its leadership position in the CMMS market by providing feature-rich software solutions to the MRO industry and by being a value-price leader in each segment of the market in which it competes. To achieve this objective, Datastream and SQL intend to continue to pursue the following strategies:

    Enhance product offerings. The foundation of the Company's past success has been the innovative quality of its product offerings and the value the Company's products provide to its customers. In 1993, 1994, 1995 and again in 1996, the Company was awarded Plant Engineering magazine's Software "Product of the Year" for its products- SideArm for Windows, MP2 for Windows, the Personal Maintenance Assistant, and MaintainIt Pro, respectively. MP2 for Windows includes audit trail, warranty tracking and statistical predictive maintenance ("SPM") features that are not commonly available in competitive products. The Personal Maintenance Assistant is based on the Apple Newton operating system and is the first entirely portable, handheld work order system that can be taken and used at the maintenance job site. MaintainIt Pro provides is a feature rich, easy to use, visually attractive product that is based on the Microsoft Access database. Unlike many software companies, Datastream provides free upgrades of Company products to customers that subscribe to annual maintenance and support contracts. During 1996, the Company released Version 4.6 of MP2 for Windows which is designed to run under Microsoft Windows95 operating system; an entry-level product called MaintainIt Pro which is based on the Microsoft Access database; a German Language version of MP2 for Windows; RequestLink, an Internet work order request system; and beta versions of MP2 Professional and Enterprise, client/server products that utilize the Microsoft SQL Server database. To satisfy the increasingly sophisticated demands of large multinational corporations, through the acquisition of SQL, the Company now offers SQL's high end, Oracle-based R5 CAMMS (Computerized Asset Management Maintenance System) product.

    Utilize its cost-effective telesales program to increase market share. Given the large and relatively untapped nature of the Company's potential market, Datastream seeks to gain market share through its cost-effective telesales efforts. The relatively inexpensive nature of the Company's systems (which sell for an average of $179, $3,700, and $13,400 for MaintainIt, MP2 for Windows, and MP2 for Windows Client/Server, respectively) makes Datastream's telesales approach a very cost-effective means of accessing the Company's target market and achieving gains in market share. The Company seeks to use its initial sale as a platform from which to sell the customer (or affiliates of the customer) additional products and services. During 1996, the Company expanded its sales efforts through the addition of both a low-end `channel' sales force selling to catalogue, retail and OEM customers, and a geographically-dispersed, regional outside sales force. During 1996, Datastream also increased the size and scope of its third-party distributor network in those countries where the size of the local market did not warrant a direct investment. The Company is continuing to aggressively add sales personnel to increase the scope of its channel sales efforts, telesales efforts and direct selling efforts, both domestically within Datastream and internationally within SQL, and sales support personnel in both companies to increase the scope of the international distributor network.

    Increase  applications  engineering,   training  and  support  revenues.  As
Datastream's customers migrate to more complex CMMS systems (particularly client/server systems), management expects that opportunities will increase to maximize applications engineering, training and support revenues. The extent to which this migration will actually occur is dependent upon the continued acceptance in the marketplace of client/server computing as a computing model,
the  success  of  the  Company's  client/server  offerings,   customer  spending
decisions and other factors beyond the control of the Company. In 1996, Datastream more than doubled the number of regional training classes it offers and substantially increased the capacity of its Applications Engineering Department, which provides consulting and advisory services. The Company has also expanded its recently established Integration Services Group, whose mission is to meet the sophisticated systems integration needs of client/server customers, and its Customization Group, which focuses on establishing industry expertise in the automation of MRO activities. The acquisition of SQL further extends the ability of the Company to service an increasingly sophisticated customer base. The Company emphasizes the importance of product support concepts, which provide a recurring revenue stream and continued long-term relationships with Datastream's customers.

    Penetrate international markets. International sales of Datastream products increased to 13.4% of Datastream's revenues for 1996 (from 10.7% of 1995 revenues), and management believes that substantial international demand exists for high-quality software products with industrial applications. To meet this demand, Datastream increased international sales in 1996 through the engagement of distributors in Italy and Puerto Rico to complement those previously engaged in Australia, South Africa and Malaysia. In September 1996, the Company opened an office in The Netherlands to further penetrate the European market. In 1996, Datastream also released a German language version of MP2 for Windows to serve markets Germany, Austria and Switzerland. The development of a French language version is underway and future projects will include the development of other language versions of MP2 for Windows. In addition, in December 1996, the Company completed the acquisition of SQL, an established leader in the European market for CMMS. SQL held the largest market share of CMMS vendors in Europe with 1996 sales of approximately $17.3 million. Based on a 1995 study by ARC, SQL was estimated to have a worldwide market share of 6.4% and was the largest European based CMMS vendor with an estimated European market share of 13.0%. According to ARC, Europe accounted for 24% of the total worldwide demand for CMMS in 1995. No vendor of CMMS holds more than 17% of the market in Europe.

    Increases in international sales as a percentage of revenues represents a positive trend, although changes in the value of the foreign currencies from which such revenues are derived relative to the United States dollar could contribute to fluctuations in Datastream's results of operations and affect its financial position. Gains and losses on translation to United States dollars could influence the Company's results of operations.

    Establish new strategic alliances. Datastream seeks to leverage its position as the established unit sales leader in the CMMS market by entering into new
strategic   relationships  with  leading  companies  in  the  MRO  and  software industries, thereby opening new sales channels and enhancing its product offerings. Continuation of the Company's leadership position in the CMMS market is primarily a function of continued customer acceptance of Datastream's products and the effects of competitive pressures experienced by the Company from CMMS products offered by its competitors, as well as the Company's success in establishing and maintaining effective strategic relationships. In 1994, the Company entered into a cooperative relationship with W.W. Grainger, Inc. ("Grainger"), a $3 billion nationwide distributor of industrial equipment and components sold through more than 1400 sales representatives and account specialists. This agreement gives Datastream's customers direct access to Grainger's Electronic Catalog of over 90,000 items of industrial and commercial equipment and supplies for their MRO needs. This relationship also provides Datastream with an additional channel for selling its products to Grainger's customer base. Datastream also recently developed a paperless work order system that allows MP2 for Windows to operate on Apple Computer, Inc.'s Apple Newton operating system (a development project that management believes could be replicated with other handheld devices) and, in coordination with Wonderware Software Development Corporation ("Wonderware"), completed an automated work order system that responds to requests from Wonderware's InTouch man-machine interface software. In 1996, Datastream signed a distribution agreement with J. Blackwood & Sons, Ltd. ("Blackwood's") a $420 million distributor of industrial equipment and components located in Australia. In 1996, Datastream also entered into an a strategic alliance with Deere and Company ("John Deere"). This agreement gives customers of John Deere's industrial division direct access to the John Deere on-line ordering system for John Deere spare parts. Included with each sale of equipment (e.g. front end loaders, fork lifts, etc.) from this division is a copy of Datastream's MaintainIt product that contains a complete listing of spare parts for John Deere industrial equipment These relationships and alliances provide additional and expanded channels of distribution for sales of Datastream products.


Products

    The Company develops, markets, sells and supports innovative personal computer software for the industrial automation market. Datastream's software products assist customers in managing high-value plants, facilities and production equipment for increased efficiency and productivity. The Company's products are designed to enable customers to reduce downtime, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources. In 1996, Datastream derived over 99% of its software unit sales from its Windows-based products, SideArm for Windows, MaintainIt, MaintainIt Pro, MP2 for Windows and MP2 for Windows Client/Server. Datastream products have garnered Plant Engineering magazine's "Product of the Year" award in the Software category in each of the last four years: MaintainIt Pro in 1996, Personal Maintenance Assistant in 1995, MP2 for Windows in 1994 and SideArm for Windows in 1993.

    In 1996, through the acquisition of SQL, the Company added SQL's Oracle-based R5 CAMMS product to its product mix. Management believes that the addition of this product will give the Company increased opportunities to penetrate into the high-end of the CMMS market.

    The following chart describes the evolution of the Company's CMMS systems:

                                                              Initial
                                                            Release Date
    Package/Platform               Description
MP2 (DOS)................  Predecessor of MP2 for Windows.   June 1989

SideArm (DOS)............  Predecessor of  SideArm for      December 1990
                           Windows.

SideArm for Windows......  Microsoft Windows operating     September 1993
                           environment; provides work
                           orders, work request system,
                           inventory management, basic
                           graphs and reports.

MP2 for Windows..........  Microsoft Windows operating       April 1994
                           environment; provides work
                           orders, work request system,
                           statistical process control,
                           graphs and reports, interface
                           with barcode and other
                           handheld devices, inventory
                           and purchasing, OSHA
                           regulations, training
                           management, audit trail,
                           security, FDA validation
                           specifications, access to
                           Grainger's Electronic Catalog
                           and network capability.

MaintainIt...............  Microsoft Windows operating      August 1995
                           environment; provides work
                           order scheduling, equipment
                           records, inventory, reports
                           and analysis tools.

Datastream Personal        Microsoft Windows operating      August 1995
Maintenance Assistant      environment; provides work
on Apple Newton..........  orders, work request system,
                           statistical process control,
                           graphs and reports.

MP2 for Windows            Microsoft Windows operating     September 1995
    (Spanish language)...  environment; Spanish language
                           screens, text and documentation;
                           provides work order scheduling,
                           equipment records, inventory,
                           reports and analysis tools.

MP2 for Windows            User-interface and              November 1995
  (client/server)........  functionality identical to
                           MP2 for Windows. The client/
                           server version of MP2 for
                           Windows is compatible with
                           Oracle databases that reside
                           on Unix, OS/2 and DOS/Windows
                           database servers.

MP2 for Windows95 and NT   Microsoft Windows95 and NT 32    June 1996
                           bit operating environment;
                           provides the same functions
                           as MP2 for Windows 16 bit
                           operating system


                                                              Initial
                                                            Release Date
    Package/Platform               Description

MP2 for Windows            Microsoft Windows operating      September 1996
    (German language)....  environment; German language
                           screens, text and documentation;
                           provides work order scheduling,
                           equipment records, inventory,
                           reports and analysis tools.

MaintainIt Pro             Microsoft Windows operating     September 1996
                           environment; provides work
                           order scheduling, equipment
                           records, inventory, reports
                           and analysis tools On the
                           Microsoft Access database

RequestLink                Internet/e-mail electronic      September 1996
                           work order request system
                           provides remote work order
                           access to Datastream products
                           through Lotus cc:Mail/Notes,
                           Microsoft Mail/Exchange, or
                           Internet mail (SMTP/POP3)

MP2 for Windows for        User-interface and               December 1996
Microsoft SQL Server 5.0   functionality identical to
Server 5.0 (Beta)          MP2 for Windows.
  (client/server)........  The client/server version of
                           MP2 for Windows is compatible with
                           Microsoft SQL  databases that
                           reside on Windows NT database
                           servers.

Oracle Financials 1.0      Provides data interchange       December 1996
(Beta).........            capabilities between MP2 for
                           Windows Client/Server  for
                           Oracle  databases  with
                           Oracle Financials suite of products.

R5 CAMMS                   Oracle Designer/Developer      December 1996 (1)
                           2000, Oracle Forms 4.5,
                           Oracle 7 database product
                           developed, marketed, sold and
                           supported by SQL.  High-end
                           multi-language, multi-platform,
                           double-byte client/server
                           technology.

                           (1)  Originally developed in 1994 by SQL,
                           which was acquired in December
                           1996 by Datastream.



    SideArm for Windows. SideArm for Windows is an off-the-shelf, maintenance management package that provides tools for generating work orders, scheduling preventive maintenance, controlling inventory, recording equipment histories and producing basic charts and graphs. It is designed for intuitive use, enabling unsophisticated users to begin using the software immediately upon installation. Accordingly, it features pull-down menus, an array of shortcuts and hot keys, a context-sensitive help function and a series of "quick-entry" commands for the more frequently used functions of the package. SideArm for Windows is "multi-tasking" (e.g., permits the user to work on as many as 10 functions at once), has enhanced repair parts inventory control features and contains a Service Request module that allows facilities managers to distinguish work requests from work orders and thereby enhances the manager's ability to prioritize tasks and maximize available resources. SideArm for Windows is available in either single user or networked versions.

    The Company continues to license and support the predecessor of SideArm for Windows, known as SideArm, for use in DOS operating environments. Datastream designs SideArm to be flexibly enhanced and upgraded. For example, first-time users can purchase the single-user DOS version and upgrade to a network version later. Datastream provides conversion programs to convert DOS and SideArm for Windows packages to MP2 for Windows. This allows users of entry-level packages to seamlessly upgrade to MP2 for Windows.

    MP2 for Windows. MP2 for Windows is a full-featured, integrated maintenance system that includes a flexible security system, sophisticated analysis, reporting and regulatory compliance capabilities and a set of precise tools for generating work orders, tracking equipment histories, managing inventory and purchasing functions, maintaining complete labor records and allocating scarce maintenance resources. It also offers innovative audit trail, warranty tracking and statistical predictive maintenance ("SPM") features. The SPM module analyzes process variables such as temperature, vibration and electrical current to measure trends against established norms. If the variables exceed specified tolerances or calculated statistical limits, the software alerts the user to allow necessary repairs to be made before equipment failure is experienced. Customers report that the SPM feature reduces corrective maintenance expenses significantly and increases productivity. In addition, the entire user's manual for MP2 for Windows is available on the user's screen through the help function.

    MP2 for Windows offers a large number of advanced capabilities not available in any other Datastream product. These capabilities include a work request system that can request work from any workstation; a service request module that allows the manager to track response times, prioritize service requests and maintain records of requests by tenant or client; advanced inventory tracking features that track inventory by LIFO, FIFO or weighted average price methods and also perform "ABC" (inventory assessment) and "Economic Order Quantity" analyses; exclusive purchasing and requisition features for establishing and maintaining pre-approved cost thresholds to monitor and control purchasing; a "shadowing" feature that automatically combines separate, but contemporaneously scheduled preventive maintenance tasks that include the same procedure; and, importantly, access to Grainger's Electronic Catalog. MP2 for Windows also offers extensive graphic capabilities. A variety of optional add-on products are also available for MP2 for Windows including (i) a Custom Toolbox that allows the user to transfer data from MP2 for Windows to spreadsheets and to create custom reports and programs, (ii) customized work order and purchase order capability, (iii) networking capability, (iv) enhanced OSHA compliance features and (v) compatibility with barcode technology. The barcode option allows printing of labels, entry of equipment readings and meter data, receipt of purchased materials, counting of physical inventory, inventory issue and return and work order entries.

    As with SideArm, Datastream continues to license and support the predecessor of MP2 for Windows, called MP2, for use in DOS operating environments. MP2 for Windows is compatible with Windows 95 and Windows NT operating systems.

    The Client/Server Version of MP2 for Windows. The Company presently offers its flagship product, MP2 for Windows, in both "file/server" and "client/server" configurations. In the file/server configuration, MP2 for Windows allows multiple users to share data files through access to a central file server. Each PC network user controls all primary functions at the user's workstation, including database search and sorting functions.

    Management believes that many of the Company's existing customers and prospects have either already adopted or may adopt in the foreseeable future a "client/server" computing architecture. The client/server model is recognized as an effective and cost-efficient approach for allowing multiple users to access, utilize and share large databases. A typical client/server system features software operating on "client" computers--high performance desktop personal computers using a Windows graphical user interface that controls all inquiry and command functions--connected through a local area network with database server computers that organize and manage the resident relational database and manage network functions such as data storage, printing, communications, data security and data integrity.

    The lower cost of increasingly powerful personal computers has made it possible for smaller organizations to adopt a client/server approach to managing their CMMS tasks. Many other factors favor the adoption of client/server solutions, including improvements in operating systems and software environments, the adoption of easy-to-use graphical interfaces supported by Microsoft Windows and the broader availability of connectivity software that links personal computer "clients" with mainframes and mini-computers to protect an organization's investment in existing host systems. Finally, a PC network client/server system can be deployed on an enterprise-wide basis, on multiple networks, for customers that perform maintenance and repair operations at multiple locations.

    Datastream released its client/server version of MP2 for Windows during the fourth quarter of 1995. The client/server version of MP2 for Windows combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database server. Client workstations receive data, command and query input from users and forward this input to the database, perform all database command and query functions, organize selected data and forward data to the client for presentation to the user. In a client/server environment, each user thus has access to a common database, enhancing corporate database sharing of inventory and purchasing data, equipment performance information and work standards.

    The client/server version of MP2 for Windows is priced in the $10,000 range and is believed by management to be comparable, in terms of functionality, with competitive product offerings typically priced from $40,000 to $250,000. The graphical user interface for this product and the application features are virtually identical to the current file/server version of MP2 for Windows, although the client/server version processes large customer databases more rapidly than the file/server version (a feature that management expects will enhance customer acceptance). Management believes that many of the Company's existing file/server users may elect to adopt client/server technology in the foreseeable future to take advantage of data integrity, security, data sharing and performance improvements. As this migration continues, management expects opportunities for expanded revenues in the form of additional installation, training and customization services.

    Prior to the release of its first client/server version of MP2 for Windows in November 1995, the Company did not participate in the market for client/server tools and applications. Management recognizes that client/server products are more expensive, time-consuming and difficult to install and integrate into a customer's existing system than counterpart products offered for use in file/server or other computing paradigms and that Datastream's entry into this market presents challenges in terms of market acceptance that the Company had not previously faced in selling lower-priced, easier-to-install tools and applications. Continuing to expand its presence into the client/server marketplace the Company also faces all of the risks inherent in any new product introduction, including business risks beyond the scope of management's control.

    MaintainIt for Windows. MaintainIt for Windows is an off-the-shelf, entry-level maintenance system marketed primarily to small businesses (fewer than 20 employees) as an inexpensive alternative to the Company's other products. MaintainIt provides basic tools for creating work orders, scheduling repair personnel activities, maintaining equipment records, controlling inventory functions and generating management reports and graphs. A true Windows product, MaintainIt is compatible with Windows 95 and is offered in both single-user and networked versions.

    MaintainItPro for Windows. MaintainItPro for Windows was released in September 1996. MaintainItPro is an off-the-shelf, entry-level maintenance system marketed primarily to small to medium businesses as a lower cost alternative to the Company's MP2 for Windows product. MaintainItPro contains all the features of MaintainIt as well as location based indexing, rotating spares inventory, and more extensive graphs and report capabilities. MaintainItPro operates on the Microsoft Access database. MaintainItPro is compatible with Windows 95 and is offered in both single-user and networked versions.

    Datastream Personal Maintenance Assistant on Apple Newton. The Personal Maintenance Assistant was released in August 1995. It is a product that combines the attributes of the Apple Newton with many of the features of MP2 for Windows. The product enables a customer's employees to download work orders and other data to the handheld Apple Newton, convert handwritten notes into text and update data fields. These functions can be performed remotely from the shop floor by electronic communication of data to MP2 for Windows. The product is expected to increase accuracy and completeness of data input, reduce the need to use printed work orders and permit remote data entry and retrieval. The Company may consider future enhancement of this product to achieve compatibility with other handheld computing devices and to permit wireless communication and barcode compatibility. The Company was awarded Plant Engineering magazine's Software "Product of the Year" for the Personal Maintenance Assistant in 1995.

    RequestLink. RequestLink was released in August 1995. It is a product that provides the opportunity to electronically enter work order service requests from remote locations into any of the Datastream CMMS products via industry standard electronic mail (e-mail) and Internet formats, including Lotus cc:Mail/Notes, Microsoft Mail/Exchange and Internet e-mail protocols (SMTP/POP3). RequestLink enables the customer to create a paperless work request system in both local and wide area networks.

    R5  CAMMS  Through  its  acquisition  of SQL in  December  1996,  Datastream acquired the rights to SQL's R5 CAMMS product . R5 CAMMS is a portfolio of integrated modules designed to enhance the management of high-value assets throughout asset lifecycles and finds applicability in diverse industrial and commercial applications, including process installations, transport, utilities, consumer products/packaging, facilities, telecommunications, defense, etc. R5 addresses configuration management, workflow management, inventory management, document management, purchasing management, project management, workflow capacity management and financial/budgets management through its various modules (base, assets, work, materials, purchasing, projects, inspections, budgets, and business application integration) and options (documents, flexible reporting, positions, systems, permits, quotations, contracts, bar-coding, scheduling and asset tracking). Other unique features include an outsourced maintenance activity tracker, a standard library of frequently executed work orders, a short-term scheduling feature, a report manager, extensive security features and on-line, context sensitive help. The R5 system is language independent, allowing concurrent use of multiple languages within one installation. The system is presently offered in twelve languages, including English, Spanish, French, German, Italian, Danish, Dutch, Czechoslovakian, Polish, Swedish, Chinese, and Portuguese. R5 is offers a widely scalable and flexible platform, having been developed using the Oracle Designer/Developer 2000 tool set. R5 utilizes object oriented design, stored procedures, Oracle Forms 4.5 and the Oracle 7 database to ensure database integrity and a robust, scalable, enterprise-wide application that is interface independent and will run concurrently in native Microsoft Windows mode as well as on X/Motif or character based terminals. Specific links have been established with Enterprise Resource Planning (ERP) vendors such as Oracle, SAP, BAAN and Dun and Bradstreet. Generic applications integration capabilities support diverse systems such a MRPII, JIT/TQC, financial applications, scheduling, document management, condition monitoring, geographic information systems (GIS) and Human Resources. Finally R5 supports OLE 2 integration with popular PC packages such as Microsoft.

    Pricing. Datastream's entry-level package, MaintainIt, is available through catalogs and directly from the Company for $189 in the single-user configuration; networked configurations are priced at $299 for a two-user network and $699 for a ten-user network. One-year maintenance and support subscriptions for MaintainIt are presently available for $79 in the single user configuration, $129 in the two-user network version and $299 in the ten-user network version. Another entry-level package, SideArm for Windows, sells for $1,495 in a single-user configuration; network versions are available in a two- to three-user configuration for $2,495, a four- to ten- user configuration for $2,995, and an 11+- user configuration for $3,495. A one-year maintenance and support subscription for SideArm for Windows ranges in price from $595 in the single user version to $1,295 for the 11+-user configuration. The DOS version of SideArm presently sells for $995 for a single-user configuration, $1,990 for a two to six user configuration and $2,990 for a seven or more user configuration. Annual maintenance and support subscriptions for the DOS version of SideArm presently sell for $295 to $595 per year. MaintainItPro is available directly from the Company and through catalogs for $1,495 in a single-user configuration; network versions are available in a two- to three-user configuration for $2,495, a four- to ten- user configuration for $2,995, and an 11+- user configuration for $3,495. A one-year maintenance and support subscription for SideArm for Windows ranges in price from $595 in the single user version to $1,295 for the 11+-user configuration.

    MP2 for Windows presently sells for $1,995 on a single-user basis, $3,995 for two to three users, $4,995 for four to ten users, $6,995 for 11 to 20 users, $9,995 for 21 to 50 users and $11,995 for more than 50 users. Various modules of optional software are also available. One-year maintenance and support subscriptions for MP2 for Windows range in price from $795 for a single user to $2,495 for 50 or more users. In 1994, the Company introduced the MP2 for Windows "Bundle" as a means of packaging an array of optional modules and services to increase the average sales per transaction. The Bundle is a package of standard and optional features, including MP2 for Windows, Barcode Software, Custom Toolbox, Custom Work Orders and Purchase Orders, OSHA regulations database and Network Software. Management believes that per-transaction revenues have increased since the MP2 for Windows Bundle was introduced.

    The "Professional" client/server version of MP2 for Windows sells for $4,995 for a single seat installation with each seat thereafter selling for $995. Options offered with MP2 for Windows Professional client/server include all those offered with MP2 for Windows; pricing ranges from $494 to $1,495 depending on the option. One-year maintenance and support subscriptions for MP2 for Windows Professional client/server cost $900 for the initial installation with support for each seat thereafter costing $180. Support for additional options ranges from $90 to $1,800 per option depending on which options have been purchased. The "Enterprise" client/server version of MP2 for Windows sells for $14,995 for a three-seat installation with each seat thereafter selling for $1,995. Options offered with MP2 for Windows Enterprise client/server include all those offered with MP2 for Windows; pricing ranges from $495 to $9,995 depending on the option. One-year maintenance and support subscriptions for MP2 for Windows Enterprise client/server cost $2,700 for the initial three seat installation with support for each seat thereafter costing $360. Support for additional options ranges from $90 to $1,800 per option depending on which options have been purchased.

    The Datastream Personal Maintenance Assistant on Apple Newton is priced at $1,495 (includes Apple Newton with MP2 for Windows Personal Maintenance Assistant software pre-loaded). RequestLink ranges in price from $180 for a five-user configuration to $1,800 for the unlimited-user version.

    List price for SQL's R5 CAMMS product is $188,000 for a five-module base configuration (base module plus asset, work, material and purchasing management modules) supporting a minimum of 32 users. Additional modules are priced from $14,000 - $34,000, depending on the module. Installation, consulting, training, and network services generally add from 50% to 100% of the cost of the software installation, and an annual technical support contract is priced at 18% of the cost of the software installation. Systems supporting additional users are priced higher.

    All of the foregoing prices are subject to change.

Services

    Approximately 57%, 54% and 53% of the Company's revenues for 1996, 1995 and 1994, respectively, were derived from sales of applications engineering and support services. Management believes that the need for expertise in installing, customizing and using CMMS systems will grow as products evolve and the sophistication of software solutions increases, and as MRO software is increasingly employed as a strategic cost reduction tool. For example, management believes that revenues from applications engineering and support services will continue to increase with the release of the client/server version of MP2 for Windows due to the increased complexity and sophistication of the needs of the client/server market. The extent to which the Company's services revenues will grow is, as noted previously in this Report, dependent upon continued customer acceptance of client/server tools and applications in general and, specifically, the results of the Company's entry into this developing market. Management believes that the integration of SQL's product mix into the Company's product line will generate increasing opportunities for sales of engineering services and accelerate the growth of services revenues as a percentage of total revenues. SQL generated approximately 67%, 59% and 68% of its revenues for 1996, 1995, and 1994, respectively, from sales of consulting and support services.

    Fee-based consulting and advisory services are offered by Datastream's Applications Engineering Department. Applications engineering revenues also include revenues from training, installation and customization services offered by Datastream's Customization Group and system integration services provided by its Integration Services Group. Support services revenues include revenues from maintenance and support subscriptions.

    Applications Engineering Services. Datastream's Applications Engineering Department provides fee-based consulting and advisory services and configures and implements CMMS software licensed by the Company. The Department's primary function is to provide solutions to customer-specific applications problems such as spare parts inventory management, meeting regulatory requirements and reducing unplanned equipment downtime through improved work order planning and preventive maintenance. Most Applications Engineering Department services are performed in connection with installations of MP2 for Windows systems and the Company's sales personnel actively seek to sell a five-day package of consulting services as part of each MP2 for Windows license. There are presently 65 field engineers assigned to the Applications Engineering Department. Most of these individuals have backgrounds in manufacturing and operations.

    The Applications Engineering Department also offers fee-based training services at its Greenville, South Carolina headquarters, at its Irvine, California training facility, and in frequent regional training seminars around the country. The Company offered a total of 419 training seminars in 1996 and 286 training seminars in 1995. Custom training programs are also available.

    In late 1994, Datastream increased its service offerings to include a Customization Group, which enhances the functionality of a system for a particular customer, and an Integration Services Group, which provides fee-based, on-site installation and systems integration services for client/server systems. In 1995, the Applications Engineering Department implemented a SWAT team approach that invests whatever time is required at a customer tool crib or parts store room (usually two or three weeks) to inventory, sort, label and organize parts or tools, and load associated data into MP2 for Windows. Management believes that revenues attributable to customization, integration services and SWAT team services will increase as Datastream continues to install client/server systems in the marketplace. In 1996, Datastream implemented a project management group to oversee and manage large, project oriented installations of its software.

    SQL's Consulting Services group also provides fee-based consulting and advisory services and configures and implements CMMS software licensed by SQL. There are presently 50 field engineers assigned to the SQL Consulting Services group. SQL is a licensee of Aladon Reliability Centered Maintenance (RCM), a functionality-based maintenance approach developed by the airline industry in the early 1960's. Reliability- centered maintenance is most useful in maintenance situations where the consequences of catastrophic failure are high, such as airline crashes, fuel tank farm fires, etc. RCM focuses on testing, inspection and redundant systems to ensure failure risk is minimized. Six employees of SQL are RCM-licensed at present.

    Support Services. One-year maintenance and support subscriptions range in cost from $79 for MaintainIt to $295 for a single-user SideArm system in a DOS environment to $2,495 for a 50+-user, networked MP2 for Windows system to $19,620 for a similar 50-user networked MP2 for Windows Enterprise client/server system. Maintenance and support services include unlimited, toll-free access to Datastream's TechSupport staff, free product upgrades (including data conversions), access to Datastream's electronic bulletin board, "Datastream OnLine" (a 24-hours a day, 7-days a week electronic mail feature that allows customers to communicate with the Company as well as with other customers), a file download and upload service, product forums containing information and problem solutions, and a "chat" mode that allows customers to engage in on-line conversations.

    Toll-free customer support numbers are presently available in the United States as well as most Western European nations, the United Kingdom, Canada and Mexico. Management believes that a majority of the Company's customer base presently subscribes to a Datastream maintenance and support contract.

    SQL provides support to its customers via a tiered approach. First-level support is provided locally by the country sales office, with back-up expertise being supplied by the corporate help desk in Rotterdam. Cost for a typical one-year maintenance and support subscription is approximately 18% of the price of the software installation. As of March 31, 1997, SQL employed 19 personnel in support operations.

Customers

    Datastream markets its products as cross-industry solutions for maintenance and repair and spare parts inventory information management. Datastream has sold systems to companies in 23 standard industrial classification ("SIC") codes representing virtually every major industry. Datastream systems are found in any industry in which large capital investments are the norm--electric, gas and sanitary, chemicals and allied products, electronic and electrical equipment, health services, transportation, property management, pulp and paper mills, rubber and plastics, oil and gas extraction, petroleum refining, food and kindred products, fabricated metals, industry and commercial machinery, mining/quarrying non-metals, etc. While the Company has a customer base that includes many Fortune 500 companies, its low-cost, high-value, high-volume pricing strategy is designed to make its products economical for smaller companies as well.

    Datastream (exclusive of SQL) has sold over 27,000 units since inception and has grown its installed base by over 70% annually during the period from 1989 to 1996. The broad applicability of the Company's systems is demonstrated by the diversity of the Company's customer base, which includes the following customers currently using the Company's products in selected industries:


Aerospace/Defense

Bell Helicopter Textron
General Dynamics
McDonnell Douglas

Automotive

Dana Corporation
Eaton
Echlin/Automotive Controls
  Corp.
Harley Davidson
Lear Seating Corporation
Modine

Chemicals

Dow Chemical
DuPont
Glidden Company
Monsanto
Morton International
Rhone Poulenc

Computers, Electronics and
    Electrical

AT&T Global Information
  Solutions
Emerson Electric
Texas Instruments
Thermo Electron

Food

Cargill
Frito-Lay
Kraft Foods
Kroger
Pepsico
Pontiac Foods
Procter & Gamble
Stroh Brewery
Swiss Miss (Hunt Wesson)

General Facilities

A&S Jordan Marsh
American Greetings
Atlantic Union College
BMG Music
Cutler-Hammer,
Div. of Eaton Corp.
Family Dollar
Foster Wheeler
Gillette
Kmart
Maritz
New York University
Pillsbury Center

General Manufacturing

Bic
Caterpiller
Colgate Palmolive
Cooper Industries
Levi Strauss & Co.
Shaw Industries

Government

City of Baton Rouge, LA
Diego Garcia Naval Air Base
  (Burns & Roe)
McClellan Air Force Base
New York Department of
  Corrections
U.S. Army
U.S. Geological Survey

Healthcare

Gurwin Jewish Geriatric Center Greenville Hospital System
Gwinnett Hospital System
Indian Health Service
Memorial Sloan Kettering
Cancer Center
Mercy Medical Springfield
St. Martha's Regional Hospital
Tucson Medical

Metals

Alcoa
Alumax
American Steel
Kaiser Aluminum
Nucor Steel
Meynolds Metals

Petroleum
Chevron
Fina Oil
Mobil Chemical
Texaco
Unocal

Pharmaceuticals

Abbott Labs

Hospitality

Four Seasons Hotel--Philadelphia
Holiday Inn
Marriott
Registry Resort--Naples, FL


    The acquisition of SQL in December 1996 added the following companies to the Company's customer list: AT&T Wireless, Cox California PCS, AirTouch Cellular, Pacific Bell Mobile Services, US West Wireless, London Underground, Paris Metro, BC Transit, Toronto GO Transit, London Electricity, Denver Metro Wastewater, Gottenburg Energi and Port of Rotterdam.

    None of Datastream's customers generated more than 5% of its revenues in any of the Company's last three fiscal years, and in 1996 none generated more than 1.5% of its revenues. None of SQL's customers generated more than 5% of its revenues in any of SQL's last three fiscal years.


Sales and Marketing

    Datastream continues to increase its sales and marketing efforts and staffs. The Company markets its products and services through 118 sales and marketing professionals (as of March 31, 1997), including a direct sales force of 66 telesales representatives with specific geographic responsibilities and a direct outside sales force of 23 with specific geographic responsibilities. Datastream also uses a computerized sales and marketing software system with database marketing, telemarketing, lead tracking and analysis and customer support capabilities.

    The Company's marketing department consists of 18 employees and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for product marketing, market research and competitive analysis and provides competitive, customer and prospect input into the Company's product development efforts. To enhance its marketing efforts, Datastream sponsors a National Users Conference each year. The conference provides an opportunity for decision makers in the MRO industry to attend training sessions, workshops and presentations addressing both maintenance issues generally and Datastream products specifically, and to interact with other users and Company employees.

    The cornerstone of Datastream's sales and marketing efforts is its 66-person telesales team. The relatively inexpensive nature of the Company's systems, combined with the excellent quality of product information and order fulfillment items generated by the marketing department, make Datastream's telesales approach a cost-effective vehicle for accessing the Company's target market and achieving gains in market share. Management routinely monitors the performance of the Company's telesales personnel to determine that each member of the telesales staff is performing acceptably. During 1996, the Company greatly expanded its Corporate Accounts direct sales force to call on larger accounts. Expansion of this group is expected to accelerate during 1997 as the Company markets its enterprise-wide CMMS solutions worldwide.

    SQL uses a  combination  of  direct  and  distributor  sales to  market  its products. As of March 31, 1997, SQL had 31 sales and marketing personnel, including 27 direct sales employees working out of seven subsidiary headquarters (The Netherlands, United Kingdom, Germany, France, Italy, United States and China), and a network of thirteen distributors located throughout the balance of Europe and Latin America. Expansion of this sales force is expected to occur during 1997 as the Company continues the process of consolidating and integrating the SQL acquisition. Additionally, the Company intends to utilize the existing SQL infrastructure as a platform from which to launch its low-end and middle-tier Datastream products into Europe, Latin America and the Pacific Rim countries.


Product Development

    In its product development activities, the Company seeks to incorporate into its products technologies already identified and embraced by the marketplace, as opposed to expending development efforts on unproven or unaccepted technologies. For example, the Company's products are designed to exploit proven technologies such as client/server architectures, relational database management systems, graphical user interfaces and application development tools. New opportunities, whether technology-, application- or regulatory-driven, are evaluated for technical feasibility and market acceptance prior to any development.

    As of March 31, 1997, the Company's product development department, excluding the SQL development group, consisted of 59 technical employees, including 32 software developers (27 of whom hold advanced programming or engineering degrees). Datastream's 1996 product development efforts focused on several areas. The first area of development included projects to migrate the Company's entire product platform from the visual interface provided by Paradox (a relational database licensed from Borland International, Inc.) to a new graphical user interface, written in a non-proprietary, object-oriented language. This effort will continue into 1997. If successful, this project will achieve the goal of enhancing the speed and portability of the software, provide more direct access to leading database server products and facilitate the development of new applications and upgrades. The second area of development was completion of an inexpensive Microsoft Access based product aimed at small to medium sized business. This product, called MaintainItPro, was introduced in September 1996. The third area of development was an intensive effort to produce a Microsoft SQL Server-based client/server version of MP2 for Windows to meet the increasingly sophisticated needs of large corporations. The Beta version of this product was completed on schedule and released to the public December 1996, with final release scheduled for March 31, 1997. The fourth area of development was completion of the Company's initial Internet product, an e-mail/Internet work order request system called RequestLink. Management believes that these development efforts, if successful, will substantially benefit the Company in the future by making Datastream's products more compatible with a variety of platforms and enhancing the Company's ability to detect and solve product defects. However new product development efforts present the Company with a variety of technical challenges. Although the Company believes that its research and development staff will be able to meet such challenges, there can be no assurance that this or any other development project will be completed in a timely manner or will result in a product that achieves market acceptance.

    Other, more minor areas of focus in 1996 included translation of MP2 for Windows to the German language, development of the interface to the Oracle Financials suite of products, and joint development with DataSphere Technologies, Inc. of an AutoCAD engineering drawing application that utilizes MP2 for Windows database capabilities.

    As of March 31, 1997, SQL's product development department consisted of 12 technical employees, assisted by six contract programmers and four senior consulting engineers assigned from other areas of the Company. During 1996, SQL development efforts were focused on completion of the R5.3 version upgrade to the R5 product, which is scheduled for release late in the second quarter of 1997. Although management believes that the SQL research and development staff will be able to meet such challenges, there can be no assurance that this or any other development project will be completed in a timely manner or will result in a product that achieves market acceptance.

    Product development expenses consist principally of salaries and certain other expenses related to development and modifications of software products, which are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("Statement No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in Statement No. 86 and ends when the resulting product is available for distribution. Annual amortization of capitalized product development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated economic life of the software, which is not more than eighteen months or three years, depending on the product. The Company's software development expenditures were approximately $1.24 million, $2.31 million and $4.00 million in 1994, 1995 and 1996, respectively. Of these amounts, the amounts capitalized were approximately $411,000, $573,000 and $2.61 million, respectively. During December 1996, the Company took a one-time charge of $1.804 million related to the write-off of capitalized software deemed obsolete or superseded by the products obtained through acquisition of SQL.

    The Company's industry is characterized by rapidly changing technology, frequent new product introductions and evolving industry standards that can render Company products obsolete or unmarketable. The Company's future success will depend upon its ability to enhance its current products, to introduce new products that adequately address ethnological and market developments and to meet the increasingly sophisticated needs of its customers. Furthermore, approximately 99% of the Company's 1996 revenues were derived from sales of the Windows versions of MP2, MaintainIt, MaintainItPro, Sidearm, and MP2 for Windows client/server and related services and support. Accordingly, the Company's financial performance in the near term will depend on continued market acceptance of these products and, to a lesser extent, on the introduction and acceptance of new products, such as the SQL Server client/server version of MP2 for Windows.


Competition

    The current market for CMMS software is both fragmented and highly competitive. Management estimates that there are more than 200 vendors of CMMS software products and anticipates that the market will continue to attract new competitors in the future. Competition at the high end of the market (in which a typical transaction size, including not just software but also related customization, integration and support services, may be as much as $1.25 million or more) comes from large, sophisticated vendors such as Marcam Corporation, The Indus Group, The System Works (TSW) and several Enterprise Resource Planning
(ERP) vendors such as SAP, whose programs originated with minicomputer and mainframe-based programs, and which now offer enterprise-wide management systems (including maintenance modules) for use in the client/server environment. Increasing customer demand for client/server products may make the Company subject to increased competition if these vendors choose to modify their products to offer lower-priced client/server capabilities in PC network markets.

    The Company has historically concentrated its efforts at the low end of the CMMS market in which typical transaction sizes (including software and customization, integration, training and support services) range from $1,000 to $10,000. In these segments, Datastream encounters competition from a variety of vendors, including companies such as CK Systems, JB Systems and DP Solutions, Inc., that offer off-the-shelf CMMS applications for single users (or a limited number of users) on personal computers and local area networks.

    In late 1995, the Company introduced a client/server version of its MP2 for Windows product and has sought to expand sales of its middle-tier client/server technology both domestically and internationally. This move placed the Company into increased competition with certain of its competitors who offer client/server products, such as PSDI and The Systems Works. Further, the acquisition of SQL puts the Company into direct client/server competition across each of the product lines offered by PSDI and TSW, as well as in competition with products offered by Revere Corporation and certain ERP vendors. Although management believes that the Company's products are differentiated by technology, product architecture, features, functionality and value pricing, and that the Company itself is now differentiated from much of the competition with respect to the ability to deliver sales, service and support on a global basis, there is no assurance the Company will be successful in its efforts to compete in middle and upper segments of the client/server market.

    During late 1995 and throughout 1996, the Company also expanded into new segments of the low-end CMMS market, through its entry-level products, MaintainIt and MaintainIt Pro, which compete directly with other low-end maintenance automation software products.

    Management believes that while some competitors, particularly at the high end of the market, are large, publicly-held companies, the majority of vendors in the industry are small, privately-held companies, and that most new market entrants will fall into this category. The emergence and establishment of new competitors in the market may adversely impact Datastream's market share. Moreover, many potential customers develop their own system internally, utilizing methods such as spreadsheets and word processors to track repair parts inventory and equipment, although the trend in the industry is toward purchasing third-party maintenance software rather than developing such products internally. A certain percentage of the Company's revenues are derived from sales to large corporations whose internally developed systems did not meet management's expectations, did not succeed in sufficiently reducing maintenance budgets or lacked the capacity to adequately track historical data or provide other necessary or desirable equipment-related information.

    Datastream's products compete on the basis of quality, price, technical support and service, application features and ease-of-use. Management believes that the Company's products compete favorably with respect to these factors. However, certain of the Company's existing competitors, as well as a number of potential market entrants, have greater financial, marketing, service and support and technical resources than the Company. The Company, including SQL, will be required to make continued investment in product development to meet competitive pressures. There can be no assurance that the Company will have sufficient resources to make those investments or that the Company will be able to make the technical advances necessary to continue to compete effectively in the future.


Proprietary Rights and Licenses

    The Company claims that title to and ownership of the software developed by it and SQL resides exclusively with those companies. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and licensing agreements, the contractual provisions in "shrink-wrap" licenses and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop software products that are superior to the Company's products. Existing copyright laws provide limited protection to the Company in prohibiting competitors from independently producing software products that are substantially similar to Datastream's products. Neither Datastream nor SQL currently holds any patents or has any patent applications pending.

    Although in limited instances involving large sales the Company may specifically negotiate license agreements that are signed by both the licensee and the Company, in the substantial majority of sales, Datastream relies on a "shrink-wrap" license for protection against unauthorized use of the Company's products. Certain provisions of these licenses, including restrictions on use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, through the acquisition of SQL and based upon its internal expansion efforts, the Company is increasing the sales of its products internationally. This entails certain additional intellectual property risks in that the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against the Company. Any such claim made against the Company or SQL, with or without merit, could be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against the Company or SQL could have a material adverse effect on the Company's financial condition and results of operations.

Employees

    The Company has recently experienced substantial growth in the scope of its operations and the number of its employees. This growth has resulted in increased levels of responsibility for management personnel. To meet its growth objectives, Datastream will be required to devote significant resources to enhance its existing products and develop new ones, manage the anticipated development of its international operations and establish and manage cooperative relationships such as its relationship with Grainger. There can be no assurance that the management skills and systems currently in place will be adequate to keep pace with the Company's growth objectives.

    In addition, Datastream's continued success depends on the services of several key executive, sales and marketing and technical employees. The loss of the services of these personnel, particularly those of Larry G. Blackwell, the Company's founder, Chairman, Chief Executive Officer and President, or the Company's inability to attract and retain other qualified management, sales and marketing and technical employees, could have a material adverse effect on the Company's business and results of operations.

    As of March 31, 1997, the Company employed 318 persons on a full-time basis, including 118 sales and marketing personnel, 105 service and support representatives, 36 administrative personnel and 59 employees involved in product research and development. None of Datastream's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement . As of March 31, 1997, SQL employed 132 persons on a full-time basis, including 31 sales and marketing personnel, 69 service and support representatives, 20 administrative personnel and 12 employees involved in product research and development. Management considers relations between the both the Company and its employees, and SQL and its employees to be very good.


Trademarks

    Datastream(R), Datastream Systems(R), MaintainIt(R), SideArm(R), MP2(R), Personal Maintenance Assistant(R), The Maintenance Journal(R) and The Leader in Maintenance Software(R) are registered trademarks of the Company. Grainger(R) is a registered trademark of W.W. Grainger, Inc. ORACLE(R) is a registered trademark of Oracle Systems Corporation. OS/2(R) is a registered trademark of IBM Corporation. Paradox(R) is a registered trademark of Borland International, Inc. Windows(R) and Windows(R) 95 are registered trademarks of Microsoft Corporation. Apple(R) is a registered trademark of Apple Computer, Inc. Wonderware(R) is a registered trademark of Wonderware Software Development Corporation. AutoCAD(R) is a registered trademark of AutoCAD Corporation, Inc.


Item 2.  Properties.

    To accommodate  continuing  growth,  the Company  purchased a 125,000 square foot headquarters building located in Greenville, South Carolina in December 1995 for $3.46 million in cash. Principal operations were moved and occupancy was assumed in April 1996. The Company also has under lease approximately 3000 square feet of space in Irvine, CA (lease expiration March 2000) approximately 1000 square feet of space in Monterrey, Mexico (lease expiration May 1997), and approximately 500 square feet of space in Sydney, Australia (lease expiration September 1997).

    SQL has under lease approximately 12,000 square feet of space to house its headquarters operations in Rotterdam, The Netherlands (lease expiration November
1997), approximately 5,000 square feet of space in Minneapolis, Minnesota (lease expiration October 1997), approximately 4,000 square feet of space in Slough, Great Britain (lease expiration March 2007), approximately 2,000 square feet of space in Paris, France (lease expiration September 2001), approximately 3,250 square feet of space in Grenoble, France (lease expiration March 1999), approximately 1,500 square feet of space in Dussledorf, Germany (lease expiration October 1997), approximately 1,000 square feet of space in Milan, Italy (lease expiration June 1997), and six other 500 square foot offices throughout the United States all with annual leases.


Item 3.  Legal Proceedings.

    Datastream is occasionally involved in litigation relating to claims arising out of its operations in the normal course of business. Neither Datastream nor SQL is currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

    The Common Stock of the Company is traded on the Nasdaq National Market under the symbol DSTM. The Company has never declared or paid any cash dividends on its Common Stock. However, in anticipation of its secondary public offering in October 1995, the Company declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. The Company anticipates that all of its earnings will be retained for the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high and low stock prices for each quarter since the completion of the Company's initial public offering in March 1995.

    Quarter Ended              High                 Low

    March 31, 1995(1)          11.38                10.00
    June 30, 1995              13.00                10.00
    September 30, 1995         26.25                15.75
    December 31, 1995          26.50                14.75

    March 31, 1996             23.50                16.25
    June 30, 1996              36.50                23.25
    September 30, 1996         35.00                24.25
    December 31, 1996          30.00                17.00

    March 31, 1997             24.50                15.75


(1)For the period from March 29, 1995, the first day on which the Company's common stock was publicly traded, through March 31, 1995.

    The closing price of a share of the Company's Common Stock on April 11, 1997 was $19.25. As of April 11, 1997, the Company had 157 shareholders of record and approximately 5,000 beneficial owners of its Common Stock.


Item 6.  Selected Financial Data.

                                     For the year ended December 31,

                                  1992     1993     1994     1995     1996
                                  ----    -----     -----    -----    ----

(in thousands, except operating
 and per share data)

Statement of Operations Data:
Total revenues.........         $4,104   $5,878  $10,374  $20,346   $32,466
Total cost of revenues (1)       1,368    1,704    3,136    5,218    11,507
                               -------  -------  -------  -------  --------
Gross profit...........          2,736    4,174    7,238   15,128    20,959
Total operating expenses (2)     2,265    3,360    4,813    9,216    47,758
                               -------  -------  -------  -------  --------
Operating income (loss).......     471      814    2,425    5,912  (26,799)
Net other income..............      18       13       42    1,176     2,370
                               -------  -------  -------  -------  --------

Income  (loss)  before income      489      827    2,467    7,088  (24,429)
taxes
Income taxes.................      196      320      915    2,742     3,581
                               -------  -------  -------  -------  --------
Net income (loss)............  $   293  $   507 $  1,552 $  4,346 $(28,010)
                               =======  ======= ======== ======== =========
Net income (loss) per share    $   .06  $   .10 $    .30 $    .61 $  (3.16)
                               =======  ======= ======== ======== =========

Weighted  average  number  of
common and common  equivalent    5,183    5,183    5,183    7,183     8,843
shares outstanding...............

Operating Data:
Software units sold at
period-end (cumulative).....     3,436    5,252    7,332   11,964    24,787


                                           As of December 31,

                                 1992     1993      1994      1995     1996
                                 ----     ----      ----      ----     ----
Balance Sheet Data:
Working Capital.............    $ 603     $662    $1,569   $19,965  $13,633
Total Assets................    2,189    2,978     5,790    50,692   57,577
Long-term debt, less
current portion.............       28       68        46        22    2,893
Total stockholders' equity..      309      564       916    46,034   33,125

(1)In 1996, includes $1,804 of capitalized software written off as a result of the acquisition of SQL (see note 1(i) of notes to consolidated financial statements).

(2)In 1996, includes $33,600 of in-process research and development acquired and written off as part of the acquisition of SQL (see note 2 of the notes to consolidated financial statements).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements and Notes thereto of the Company included herein.


Overview

    Datastream was incorporated in 1986 to develop, market, sell and support software products for the industrial automation market. The Company's revenues have grown each calendar year since inception. Excluding the one-time charges related to the acquisition of SQL, Datastream has been profitable in each of the last six years and has experienced a compounded annual growth rate of 154% in revenues and 198% in earnings during that period.
    The Company offers a family of CMMS products to the MRO industry. These products currently consist of MP2 (DOS) (released June 1989), SideArm (DOS) (released December 1990), SideArm for Windows (released September 1993), MP2 for Windows (released April 1994), MaintainIt (released August 1995), the Datastream Personal Maintenance Assistant on Apple Newton (released August 1995), MP2 for Windows Client/Server- Oracle (released November 1995), MP2 for Windows 95 and NT (released June 1996), MaintainIt Pro 3.0 (released September 1996), and MP2 for Windows Client/Server - Microsoft SQL Server (released in Beta, December
1996). To enable more rapid international expansion, Datastream introduced a Spanish language version of MP2 for Windows in September 1995 and a German language version of MP2 for Windows in September 1996. Through the Company's acquisition of SQL in December 1996, the Company now also offers SQL's R5 CAMMS product. Datastream and SQL support their software products through applications engineering and support services. The Company recognizes revenue in accordance with SOP 91-1, "Software Revenue Recognition." See Note 1(c) of the Company's Financial Statements for additional information concerning the Company's revenue recognition policies.

    Until 1995, the Company concentrated its resources on developing Microsoft DOS/Windows compatible software for use on standalone computers or PC network systems. Recently, development efforts have focused on introducing enterprise-wide Windows client/server products for Oracle and Microsoft SQL Server. Product development costs consist principally of salaries and certain other expenses related to development and modification of software products, which are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("Statement"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in the Statement and ends when the resulting product is available for distribution. Annual amortization of capitalized product development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated economic life of the software, which is not more than eighteen months or three years, depending on the product.

    Revenues from sales outside the United States were negligible until 1994, when international revenues reached 7.2% of total revenues. International revenues increased to 10.7% of total revenues in 1995, and 13.4% in 1996. Management expects that international revenues will continue to increase as a percentage of total revenues, primarily as a result of the acquisition of SQL, but also due to Datastream's own internal expansion efforts. On a pro forma basis, 1996 revenues adjusted for the inclusion of SQL would have been approximately $49.2 million. Of that figure, approximately 37% would have been derived from international sources. As the Company begins to accept increased payments in foreign currency, changes in the values of these foreign currencies relative to the United States dollar may affect the Company's results of operations and affect its financial position. In addition, gains and losses on currency translations could contribute to fluctuations in the Company's results of operations.

    Because the Company consummated the acquisition of SQL on the last day of fiscal 1996and was accounted for as a purchase, SQL's results of operations for the year are not included in the Company's results. For 1996, SQL generated revenues of approximately $17.3 million and a net loss of approximately $5.9 million. The Company's efforts to integrate and rationalize SQL's operations are well underway, and (although no assurance to this effect can be given) management believes it can manage SQL to profitability in 1997. However, the acquisition of SQL has impacted and will continue to impact the reporting control and management capabilities of the Company in 1997. See "-`Safe Harbor' Statement - Impact of SQL Acquisition".

Results of Operations

    The following tables set forth statement of operations data for the three years ended December 31, 1994, 1995 and 1996, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

                                 Year Ended December 31,    Percent Change
                                1994      1995      1996    94-95   95-96
                                   (in thousands, except per share data)

Statement of Operations Data:
Revenues:
    Product.................... $4,859  $9,343   $14,018      92.3%  50.0%
    Applications engineering..   3,084   6,660    12,326     116.0   85.1
    Support....................  2,431   4,343     6,122      78.7   41.0
                               -------  ------    ------     -----  -----

       Total revenues.......... 10,374  20,346    32,466      96.1   59.6

Cost of revenues:
    Cost of product revenues...    822   1,136     1,879      38.2   65.5
    Cost of applications-......
       engineering revenues....  1,857   3,383     6,729      82.2   98.9
    Cost of support revenues...    457     699     1,095      53.0   56.5
    Write-off of capitalized
       software................     -       -      1,804        -     N/M
                                ------  ------    ------     -----  -----


       Total cost of revenues..  3,136   5,218    11,507      66.4  121.0

Gross Profit...................  7,238  15,128    20,959     109.0   38.5

Operating expenses:
    Sales and marketing........  2,736   5,216     9,399      90.6   80.2
    Product development........    830   1,741     1,390     109.8  (20.1)
    General and administrative.  1,247   2,259     3,369      81.2   49.1
    Write-off of in-process
      research & development..      -       -     33,600       -      N/M
                                 -----   -----   -------     -----  -----

       Total operating expenses  4,813   9,216    47,758      91.5  418.2
                                         -----    ------     -----  -----


Operating income(loss).........  2,425   5,912   (26,799)    143.8  (553.3)
Net other income...............     42   1,176     2,370   2,700.0   101.5
                                 -----   -----   -------   -------   -----

Income(loss) before income taxes 2,467   7,088   (24,429)    187.3  (444.7)
Income taxes...................    915   2,742     3,581     199.7    30.6
                                 -----   -----     -----     -----  ------

Net income(loss) ..............$ 1,552  $ 4,346 $(28,010)    180.0  (744.5)
                                ======   ======  =======     =====  =======
Net income(loss) per share.....$   .30  $   .61 $  (3.16)    103.3% (618.0)%
                               =======  ======= =========    ====== ========

                                                  Year Ended December 31,
Statement of Operations Data:                    1994     1995      1996
                                                 ----     ----      ----
Revenues:
    Product...................................    46.9%   46.0%    43.2%
    Applications engineering..................    29.7    32.7     38.0
    Support...................................    23.4    21.3     18.8
                                                ------  ------    -----

       Total revenues.........................   100.0   100.0    100.0

Cost of revenues:
    Cost of product revenues..................     7.9     5.6      5.8
    Cost of applications engineering revenues.    17.9    16.6     20.7
    Cost of support revenues..................     4.4     3.4      3.4
    Write off of capitalized software.........     -         -      5.6
       Total cost of revenues.................    30.2    25.6     35.5
                                                  ----    ----     ----

Gross Profit..................................    69.8    74.4     64.5

Operating expenses:
    Sales and marketing.......................   26.4     25.6     28.9
    Product development.......................    8.0      8.6      4.3
    General and administrative................   12.0     11.1     10.4
    Write off of in-process research
      and development                              -        -     103.5

       Total operating expenses...............   46.4     45.3    147.1
                                                 ----     ----    -----

Operating income(loss)........................   23.4     29.1    (82.6)
Net other income..............................     .4      5.8      7.3
                                                -----    -----    -----

Income(loss) before income taxes..............   23.8     34.9    (75.3)
Income taxes..................................    8.8     13.5     11.0
                                                -----    -----     ----

Net income(loss)..............................   15.0%    21.4%   (86.3)%
                                                 ====    ==== =   ======


1996 Compared to 1995 and 1995 Compared to 1994

    Total Revenues. Total revenues for 1996 increased 59.6% to approximately $32.5 million from approximately $20.3 million in 1995, due principally to a number of factors. These factors include continued acceptance of the Company's products in the industrial automation market, expansion of the Company's sales, applications engineering and technical support service organizations, introduction of MP2 for Windows95/NT in June 1996, introduction of MaintainItPro in September 1996, increased demand for the client/server version of MP2 for Windows in the industrial automation market, and the addition of sales personnel and marketing resources to support the Company's telesales and direct sales programs. Total revenues for 1995 increased 96.1% to approximately $20.3 million from approximately $10.4 million in 1994, due principally to introduction of the client/server version of MP2 for Windows in September 1995, increased demand for MP2 for Windows in the industrial automation market, and introduction of MaintainIt in September 1996. International revenues were approximately $4.4 million , or 13.4% of total revenues in 1996, compared to approximately $2.2 million, or 10.7% of total revenues, in 1995 and $1.8 million, or 7.2% of revenues in 1994. Management anticipates that international revenues will continue to increase as a percentage of total revenues as a result of the expansion of Datastream's international sales efforts and sales of SQL's product to its customer base, which is predominantly international in nature.

    Product revenues increased 50.0% to approximately $14.0 million in 1996 from approximately $9.3 million in 1995, and 92.3% to approximately $9.3 million in 1995 from approximately $4.9 million in 1994. These increases are due to growth in the number of software units sold, and an increase in the average selling price of the systems sold. As a percentage of revenues, revenues from software products decreased to 43.2% in 1996 from 46.0% in 1995 and 46.9% in 1994.

    Applications engineering revenues increased 85.1% to approximately $12.3 million in 1996 from approximately $6.7 million in 1995, and 116.0% to approximately $6.7 million in 1995 from approximately $3.1 million in 1994. These increases generally reflect increased installation, training and integration services provided to support increased product sales. As a percentage of revenues, revenues from applications engineering services increased to 38.0% in 1996 from 32.7% in 1995 and 29.7% in 1994. Management expects this trend to continue, partly as a result of sales of high-end CMMS systems by SQL.

    Technical support services increased 41.0% to approximately $6.1 million in 1996 from approximately $4.3 million in 1995, and 78.7% to approximately $4.3 million in 1995 from approximately $2.4 million in 1994. These increases reflect an increase in the type and variety of services offered as well as additional services provided to a larger installed customer base. As a percentage of total revenues, revenues from technical support services decreased to 18.8% in 1996 from 21.3% in 1995 and 23.4% in 1994.

    Cost of Revenues. Cost of product revenues as a percentage of total revenues increased to 5.8% in 1996 from 5.6% in 1995, and decreased to 5.6% in 1995 from 7.9% in 1994. The increase as a percentage of revenues in 1996 from 1995 principally reflects increased amortization of capitalized software costs as a percentage of product costs. The decrease as a percentage of revenues in 1995 from 1994 principally reflects decreased costs associated with printing and replication of the Company's software products and volume discounts realized on shipping costs. Cost of product revenues is expected to decrease as a percentage of revenues in 1997 for two reasons related to the acquisition of SQL, the write-off of approximately $1.8 million in capitalized software rendered obsolete or redundant upon the acquisition of SQL and the smaller component of product cost reflected in SQL's product revenues.

    Cost of applications engineering services increased as a percentage of total revenues to 20.7% in 1996 from 16.6% in 1995 and decreased to 16.6% in 1995 from 17.9% in 1994. The increase as a percentage of revenues in 1996 from 1995 was due primarily to lower utilization of application engineers during the second half of the year resulting from increased hiring to support planned services growth. The decrease as a percentage of revenues in 1995 from 1994 was due primarily to increased utilization of engineers providing services and fewer sales of third party hardware, offset in part by higher customer-reimbursed travel expenses. Cost of application engineering services revenues is expected to increase as a percentage of revenues in 1997 due to the acquisition of SQL.

    Cost of technical support services as a percentage of total revenues was 3.4%, 3.4% and 4.4% in 1996, 1995 and 1994, respectively. The decrease from 1994 to 1995 as a percentage of revenues reflects the cost efficiencies achieved from providing support services to a larger customer base, and improved quality of the software and associated documentation. Cost of technical support services revenues is expected to increase as a percentage of revenues in 1998 due to the acquisition of SQL.

    Cost of revenue includes a $1.8 million write-off of capitalized software, 5.6% of total revenues, which became obsolete as a result of the acquisition of SQL (see note 1(i) to the consolidated financial statements) .

    Sales and Marketing Expenses. Sales and marketing expenses for 1996 increased 80.2% to approximately $9.4 million from approximately $5.2 million in 1995, and 90.6% to 5.2 million in 1995 from approximately $2.7 million in 1994. As a percentage of total revenues, these expenses were 28.9% in 1996, 25.6% in 1995 and 26.4% in 1994. The increase as a percentage of revenues in 1996 from 1995 was due primarily to increased commissions and sales travel expenses. The decrease as a percentage of revenue in 1995 from 1994 was due primarily to increased productivity of the Company's sales and marketing staffs combined with increased market acceptance of the Company's products.

    Product Development Expenses. Total expenditures on product development, including capitalized expenses, increased to approximately $4.0 million in 1996 from approximately $2.3 million in 1995, and from approximately $1.2 million in 1994. The increases were primarily due to the hiring of additional employees and third party consultants to work on the Company's file/server, client/server, MaintainIt/Pro and foreign language products. The Company capitalized software expense of approximately $2.6 million, $.6 million, and $.4 million, respectively, in 1996, 1995 and 1994, which represented 65.2%, 24.8% and 33.1% of total expenditures for product development in the respective periods. Capitalization of software expense is expected to decrease as a percentage of total development expense in 1997 because the majority of projects qualifying for capitalization have been released or will be released for revenue shipments in early 1997. Net product development expenditures were approximately $1.4 million, $1.7 million and $.8 million in 1996, 1995 and 1994, respectively. Net product development expenses as a percentage of revenues were 4.3%, 8.6% and 8.0% in 1996, 1995 and 1994, respectively. Amortization of capitalized product development costs is charged to cost of product sales and totaled approximately $.5 million, $.3 million and $.2 million in 1996, 1995 and 1994, respectively. Management believes that these capitalized software assets will be recoverable out of future product sales.

    General and Administrative Expenses. General and administrative expenses include the cost of the Company's finance, human resources and information services. General and administrative expenses increased 49.1% to approximately $3.4 million in 1996 from $2.3 million in 1995, and increased 81.2% to approximately $2.3 million in 1995 from approximately $1.3 million in 1994, due primarily to increased administrative personnel required to support the Company's growth, increased reserves and increased expenses associated with being a public company. As a percentage of total revenues, general and administrative expenses were 10.4% in 1996, 11.1% in 1995 and 12.0% in 1994. The steady decline from 1994 to 1996 indicates that the Company has managed a larger revenue base without commensurate increases in general and administrative expenses.

    Write-off of in-process research and development costs. The company expensed $33.6 million of in-process research and development acquired in as part of the acquisition of SQL. This one-time charge resulted in the Company reporting a loss in 1996 (see note (2) to the consolidated financial statements).

    Other Income/Expense. Other income/expense increased $1.2 million in 1996 to approximately $2.4 million from approximately $1.2 million in 1995, and approximately $42,000 in 1994, due to the interest earned on higher investment balances realized upon completion of two public offerings of Common Stock in April 1995 and October 1995, respectively.

    Income Taxes. The Company's effective income tax rate for 1996 decreased to (14.6)% due to the tax treatment of the acquisition related costs. Without the effect of the acquisition, the Company's effective tax rate for 1996 would have decreased to 36.8% due principally to increased product development tax credits. The Company's effective income tax rate increased to 38.7% for 1995 from 37.1% for 1994, due principally to decreased product development tax credits in 1995.

    Net Income(loss). The Company's net income decreased 86.3% in 1996 to a loss of approximately $(28.0) million or $(3.16) per share, from approximately $4.35 million, or $.61 per share in 1995, and increased 180.0% in 1995 to approximately $4.35 million, or $.61 per share, from approximately $1.55 million, or $.30 per share, in 1994. The loss in 1996 is directly attributable to the one-time write-off of costs associated with the acquisition of SQL. Before accounting for the one time charges associated with the acquisition, the Company's net income increased 64% to $7.1 million in 1996.


Quarterly Results

    General. Many software companies experience seasonal variations in revenues. The Company has experienced eighteen consecutive quarters of increasing total revenues. Although this growth does not reflect seasonal variations in the Company's operating results, the Company believes that its future results of operations may be subject to quarterly variations. Datastream has historically experienced an increase in revenues in the quarter (Q2 1996 and Q3 1995) during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in May 1997 (although no assurance of such an increase in 1997 can be given).

    The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 1996. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K Report and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

                                             Quarter
                                              Ended


                                1995                       1996
                                -----                      ----
                      March  June   Sept.  Dec.      March  June  Sept.  Dec.
                       31,   30,     30,    31,       31,   30,    30,    31,

Revenues:
  Product............ $1,597 $2,308 $2,432 $3,006    $3,073 $3,259 $3,652 $4,034
  Applications
    engineering....    1,268  1,358  1,926  2,108     2,489  2,813  3,070  3,954
  Support............    884    985  1,195  1,279     1,340  1,632  1,543  1,607
                       -----  -----  -----  -----     -----  -----  -----  -----
   Total revenues....  3,749  4,651  5,553  6,393     6,902  7,704  8,265  9,595
Cost of revenues:
  Cost of product
    revenues.........    201    247    341    347       361    491    473    554
  Cost of applications
    engineering revenues 584    751    957  1,091     1,177  1,443  1,716  2,393
  Cost of support
    revenues............ 138    160    173    228       265    261    258    311
  Write off of
    capitalized software   -      -      -      -         -      -      -  1,804

  Total cost of
    revenues............ 923  1,158  1,471  1,666     1,803  2,195  2,447  5,062
                       -----  -----  -----  -----     -----  -----  -----  -----
Gross profit.........  2,826  3,493  4,082  4,727     5,099  5,509  5,818  4,533
Operating expenses:
  Sales and marketing  1,069  1,119  1,296  1,732     2,128  2,234  2,269  2,768
  Product development    228    426    465    622       417    301    358    314
  General and
    administrative....   540    569    497    653       628    867    805  1,068
  Write off of
    in-process research
    and development        -      -      -      -         -      -      - 33,600
                       -----  -----  -----  -----     -----  -----  -----  -----
Total operating
expenses.............  1,837  2,114  2,258  3,007     3,173  3,402  3,432 37,750
                       -----  -----  -----  -----     -----  -----  -----  -----
Operating income(loss)   989  1,379  1,824  1,720     1,926  2,107 2,385(33,217)
Net other income.....     94    200    271    611       576    581   590    623
                       -----  -----  -----  -----     -----  -----  -----  -----
Income(loss) before
  income taxes.........1,083  1,579  2,095  2,331     2,502  2,687 2,976(32,594)
Income taxes.........    428    637    836    841       963    103 1,146    436
                       -----  -----  -----  -----     -----  ----- -----  ------

Net income (loss)....  $ 655  $ 942 $1,259 $1,490  $1,539 $1,651 $1,830$(33,030)
                       -----  -----  -----  -----   -----  -----  ----- --------
                         655    942  1,259  1,490   1,539  1,651 $1,830$(33,030)
                       =====  =====  =====  =====   =====   ===== ===== ========

Net income(loss) per
share................  $ .13 $ .13  $ .17   $ .17   $ .18  $ .19  $ .21 $ (3.74)
                       =====  =====  =====  =====   =====   ===== ===== ========


  The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company's results of operations for each of the eight quarters through the quarter ended December 31, 1996.


                                           Quarter
                                            Ended


                               1995                       1996
                               -----                      ----
                      March   June   Sept  Dec   March  June  Sept  Dec.
                        31,    30,    30,   31,    31,    30,   30,   31,

Revenues:
  Product............  42.6% 49.6% 43.8% 47.0%    44.5% 42.3% 44.2% 42.0%
  Applications         33.8  29.2  34.7  33.0     36.0  36.5  37.2  41.2
    engineering......
  Support............
                          23.6 21.2  21.5 20.0     19.5  21.2  18.6  16.8
                          ---- ----  ---- ----     ----  ----  ----  ----
   Total revenues....    100.0100.0 100.0100.0    100.0 100.0 100.0 100.0
Cost of revenues:
  Cost   of    product     5.4  5.3   6.1  5.4      5.2   6.4   5.7   5.8
revenues.............
  Cost              of
applications              15.5 16.2  17.2 17.1     17.1  18.7  20.8  24.9
engineering
   revenues..........
  Cost   of    support
revenues.............      3.7  3.4   3.1  3.6     3. 8   3.4   3.1   3.2
  Write-off         of
capitalized software.       -    -     -    -       -      -     -   18.7
                           ---- ----  ---- ----     ----  ----  ----  ----
   Total    cost    of
revenues.............     24.6 24.9  26.5 26.1    26.1.  28.5   29.6  52.6
                           ---- ----  ---- ----     ----  ----  ----  ----
Gross profit.........     75.4 75.1  73.5 73.9     73.8  71.5  70.4  47.4
Operating expenses:
  Sales and marketing     28.5 24.0  23.3 27.1     30.8  29.0  27.5  28.9
  Product development      6.1  9.2   8.4  9.7      6.0   3.9   4.3   3.3
  General          and
administrative.......     14.4 12.2   9.0 10.2      9.1  11.3   9.8  11.1
  Write-off         of
in-process research
                  and       -    -    -    -         -    -      -  351.2
                          ---- ----  ---- ----     ----  ----  ----  ----
development
   Total     operating
expenses.............     49.0 45.4  40.7 47.0     46.0  44.2  41.5 394.5
                          ---- ----  ---- ----     ----  ----  ---- -----
Operating income(loss)    26.4 29.7  32.8 26.9     27.9 27..3  28.9(347.1)
Net other income.....
                           2.5  4.3   4.9  9.6      8.3   7.5   7.1   6.5
                         ---- ----  ---- ----     ----  ----  ----  ----
Income(loss)    before    28.9 34.0  37.7 36.5     36.3  34.9  36.0(340.6)
income taxes.........
Income taxes.........
                          11.4 13.7 15.1 13.1      14.0  13.5 13.9   4.5
                          ---- ----  ---- ----     ----  ----  ----  ----

Net income(loss).....
                         17.5% 20.3% 22.6% 23.4%   22.3% 21.4% 22.2% (345.1)%
                         ====  ====  ====  ====    ====  ====  =====  ======

Liquidity and Capital Resources

    Since its inception, the Company has financed its operations through a combination of private equity financing, bank loans and lines of credit, and, beginning in 1988, through cash flows from operations. In 1994, 1995 and 1996 operating activities generated cash totaling approximately $2.5 million, $2.8 million and $6.2 million, respectively, primarily related to increases in net income, in 1994 and 1995 and increases in net income before acquisition related charges in 1996.

    In 1994, 1995 and 1996, the Company used cash from investing activities of approximately $1.5 million, $41.5 million and $2.1 million primarily related to the purchase of short-term investments, additions to property, plant and equipment and additions to capitalized software development costs. The Company completed its initial public offering in April 1995, raising net proceeds of approximately $13.6 million, and a second public offering in October 1995, raising net proceeds of approximately $25.1 million. The proceeds of these offerings were invested in U.S. government securities.

    The Company maintains a bank line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $1.0 million. This line expires on May 31, 1997. No borrowings were outstanding under the line of credit at December 31, 1996.

    The acquisition of SQL was completed for $31 million, $17 million in cash, $14 million in stock issued pursuant to Regulation S, $3 million in escrowed stock, and assumption of outstanding liabilities. Following the acquisition, SQL long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities. Approximately $1.7 million of SQL's long-term debt remains, of which approximately $800,000 is scheduled to be repaid by the end of 1997.

    The Company's principal commitments as of December 31, 1996 consisted primarily of leases on its headquarters facilities and operating equipment, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations and the proceeds of its public offerings will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.


Inflation

    The Company believes that inflation has not had a material impact on the Company's operating results and does not expect inflation to have a material impact on the Company's operating results in 1996.

"Safe Harbor" Statement

    The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. The list set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.

    Competition. The current market for CMMS software is both fragmented and highly competitive, and management expects competition to intensify as new companies enter the market and existing ones expand their product lines. The Company has entered into new markets at the low end of the market and, more importantly, at the high end of the market through both its introduction of an internally developed client/server product line and through the acquisition of SQL systems. Management expects the Company to face increased competition across all products lines in 1997. The Company's future performance is partially dependent upon the Company's ability to respond to technological changes, evolving standards and its competitors' innovations. Certain competitors have greater financial, marketing, service and support and technical resources than Datastream and SQL.

    Effects of Technological Change and Risks of Product Development. The Company's industry is characterized by rapidly changing technology, frequent new product introductions and evolving industry standards. Datastream's future success will depend upon its ability to enhance its current products and develop new ones that address technological and market developments. Certain of the Company's software research and development efforts are technologically challenging, and there can be no assurance that these efforts will be successful or that the resulting products will achieve market acceptance.

    Dependence on a Limited Number of Products. Approximately 99% of the Company's 1995 revenues were derived from sales of the Windows versions of SideArm, MP2, MaintainIt and MP2 for Windows client/server and related services and support. Accordingly, the Company's financial performance will depend on continued market acceptance of these products and of the client/server version of MP2 for Windows. Any factor adversely affecting sales of the Company's products, such as delays in development, significant software flaws, negative product evaluations or incompatibility with significant hardware platforms could have a material adverse effect on the Company's results of operations.

    Risks Associated with International Sales. International sales increased to 13.4% of the Company's 1996 revenues (from 10.7% in 1995), and management expects that an increasing portion of the Company's total revenues will be derived from international operations conducted in foreign currencies. Changes in the value of these currencies relative to the dollar could affect Datastream's results of operations and financial position, and gains and losses on currency translations could contribute to fluctuations in the Company's results of operations.

    Fluctuations in Quarterly Results. The Company generally operates with very little backlog, and a significant portion of Datastream's revenues in any quarter results from a large number of relatively small orders received during that period. Accordingly, the Company is subject to fluctuations in the number of overall orders in any given period, which is in turn influenced by the overall level of economic and industrial activity. Datastream establishes expense levels based in part on its expectations as to future net sales. If the Company's revenues are below expectations, operating results may be materially adversely affected. No assurance can be given that the Company will be able to maintain profitability on a quarterly or annual basis in the future.

    Impact of SQL Acquisition The acquisition of SQL has impacted and will continue to impact the reporting, control and management capabilities of the Company in 1997. While management believes it fully understands and can address the challenges encountered during the integration process, a number of aspects of SQL's business cause management to recognize that it cannot provide assurance concerning the Company's ability to maintain revenue or earnings growth in the future at the same levels that have been achieved historically. These aspects include the global scope of SQL operations, the fact this is the Company's first major acquisition, the differences encountered in the high-end markets in which SQL competes, the seasonality of SQL's revenues, and the fact that a disproportionate share of SQL's sales occur at the end of each quarter and that the dollar amount of an SQL transaction is substantially greater than the historical dollar amount of an average Datastream transaction.

    As noted above, this brief summary of certain of the principal factors that may potentially influence the Company's results of operations and financial conditions is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's publicly-filed reports.



Item 8.  Financial Statements and Supplementary Data.

    The financial statements and supplementary financial information required by this item are filed as part of this Report on Form 10-K on pages F-1 through F-16 and pages S-1 through S-2 immediately preceding the signature page to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The information required by this item is incorporated by reference to information to be included under the caption "Election of Director-Director Nominee Biographical Information," "-Executive Officers" and "-Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 1997.

Item 11.  Executive Compensation.

    The information required by this item is incorporated by reference to information to be included under the captions "Election of Director-Additional Information Concerning the Board of Directors" and "Executive Compensation-Executive Compensation Tables" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 1997.


Item 13.  Certain Relationships and Related Transactions.

    The information required by this item is incorporated by reference to information to be included under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of
Shareholders to be held on June 13, 1997.

                                    PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)The following documents are filed as part of this Report:

      1. Financial Statements

         o Independent Auditors' Report.
         o Consolidated Balance Sheets as of December 31, 1995 and 1996.
         o Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996.
         o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996.
         o Consolidated  Statements of Cash Flows for the Years Ended December
31, 1994, 1995 and                                    1996.
         o Notes to Consolidated Financial Statements.






      2. Financial Statement Schedules:

         o Independent Auditors' Report.
         o Allowance for Doubtful Accounts Receivable.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.



      3. Exhibits:

      Exhibit
      Number      Description

      2.1*              SQL Systems Group, B.V. Share Purchase Agreement

      3.1*              Amended and Restated  Certificate of  Incorporation of
                  the Registrant.

      3.2*              By-laws of the Registrant.

      4.1*              See  Exhibits  3.1  and  3.2  for  provisions  of  the
                  Amended and Restated Certificate of Incorporation and By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

      4.2*              Specimen Stock Certificate.

      10.1+ 1995 Stock Option Plan of the Registrant and form of Stock Option Agreement (as amended and restated effective September 12, 1995).

      10.2*       Stock  Option Plan for  Directors  and form of Stock  Option
                  Agreement.

      10.3* License Agreement Pertaining to Grainger Approved Access Software dated December 27, 1994, between the Registrant and W. W. Grainger, Inc.

      10.3(a)+          Addendum to License  Agreement  dated March 15,  1995,
                  between the Registrant and W. W. Grainger, Inc.

      10.4*       401(k) Retirement Plan of the Registrant.

      10.5 Employee Stock Purchase Plan of the Registrant (as amended and restated effective October 12, 1995).

      11          Statement re: Computation of Per Share Earnings

      21          Subsidiaries of the Registrant.

      23.1        Consent of KPMG Peat Marwick LLP.

      24**        Power of Attorney.

---------------
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-89498).

+ Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-96834).

**  See the signature page hereto.

    NOTE: Exhibits 10.1, 10.2, 10.4 and 10.5 are identified as "management contracts" under Item 601 of Regulation S-K.

                          Independent Auditors' Report


The Board of Directors
Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries, as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




Greenville, South Carolina                      KPMG Peat Marwick LLP
March 28, 1997

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1996

              Assets                                           1995       1996
              ------                                           ----       ----
Current assets:
   Cash and cash equivalents                           $  1,184,092    6,315,719
   Accounts receivable, net of allowance
     for doubtful accounts
     of $244,475 and $835,000 in 1995 and
     1996, respectively                                   4,589,254   11,725,928
   Investments held to maturity                          17,335,907   13,011,856
   Accrued interest receivable                              309,375      221,827
   Prepaid expenses                                         162,779      586,647
   Inventories                                              250,931      324,018
   Deferred income taxes                                    181,000      395,000
   Other assets                                             110,127    1,961,496
         Total current assets                            24,123,465   34,542,491

Investments held to maturity                             20,319,024    4,547,220

Property and equipment, net                               5,297,062    8,692,323

Goodwill                                                         -     7,636,748

Capitalized software development costs, net of accumulated
   amortization of $987,261 and $1,197,177 in 1995 and
   1996, respectively                                       952,618    2,158,436
                                                         ----------    ---------

         Total assets                                  $ 50,692,169   57,577,218
                                                         ==========   ==========

   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        199,428     4,403,205
   Other accrued liabilities                               431,484     9,139,078
   Income taxes payable                                    699,201       743,707
   Current portion of long-term debt                        20,000     1,507,274
   Unearned revenue                                      2,808,348     5,116,007
                                                         ---------     ---------
         Total current liabilities                       4,158,461    20,909,271

Long-term debt, less current portion                        21,667     2,892,743
Deferred income taxes                                      478,000       650,000
                                                         ---------     ---------
         Total liabilities                               4,658,128    24,452,014
                                                        ----------    ----------
Commitments

Stockholders' equity:
   Preferred stock $1 par value, 1,000,000 shares
      authorized; none issued                                 -             -
   Common stock, $.01 par value, 15,000,000 shares
      authorized;  8,405,488 and 9,126,789 shares
      issued and outstanding at December 31, 1995
      and 1996, respectively                                84,055        91,268
   Additional paid-in capital                           40,738,355    55,832,034
   Retained earnings (deficit)                           5,211,631  (22,798,098)
                                                        ----------   -----------
         Total stockholders' equity                     46,034,041    33,125,204
                                                        ----------    ----------

         Total liabilities and stockholders' equity   $ 50,692,169    57,577,218

See accompanying notes to consolidated financial statements.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1994, 1995 and 1996


                                              1994           1995          1996
                                              ----           ----          ----
Revenues:
   Product                             $ 4,858,647      9,342,978     14,018,478
   Applications engineering              3,083,692      6,659,998     12,325,593
   Support                               2,431,244      4,343,008      6,122,332

      Total revenues                    10,373,583     20,345,984     32,466,403
                                        ----------     ----------    -----------

Cost of revenues:
   Cost of product revenues                821,845      1,135,779      1,879,258
   Cost of applications
    engineering revenues                 1,856,936      3,382,730      6,729,072
   Cost of support revenues                457,103        699,544      1,094,745
   Write-off of capitalized software            -              -       1,803,637

         Total cost of revenues          3,135,884      5,218,053     11,506,712
                                          ----------    ----------   -----------

      Gross profit                       7,237,699     15,127,931     20,959,691

Operating expenses:
   Sales and marketing                   2,736,403      5,216,009      9,398,675
   Product development                     829,625      1,740,895      1,390,325
   General and administrative            1,246,723      2,259,172      3,369,338
   Write-off of in-process research
       and development                           -             -      33,600,000
                                        ----------     ----------    -----------

      Total operating expenses           4,812,751      9,216,076     47,758,338
                                        ----------     ----------    -----------

      Operating income (loss)            2,424,948      5,911,855   (26,798,647)

Other income (expense):
   Interest and other income                48,230      1,181,974      2,374,158
   Interest expense                        (6,114)        (5,770)        (4,240)

      Net other income                      42,116      1,176,204      2,369,918
                                        ----------     ----------    -----------

      Income (loss) before income taxes  2,467,064      7,088,059   (24,428,729)



      Net income (loss)               $  1,552,064      4,346,059   (28,009,729)
                                        ==========     ==========    ===========

      Net income (loss) per share     $        .30            .61         (3.16)
                                        ==========     ==========    ===========

      Weighted average number of common and
         common equivalent
         shares outstanding              5,183,036      7,182,878      8,842,761





See accompanying notes to consolidated financial statements.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1994, 1995 and 1996

                                                         Unrealized Net
                                                         Gain (Loss) on    Total
                                    Additional  Retained   Investments    Stock-
                               Common  Paid-In  Earnings     Available  holders'
                               Stock   Capital  (Deficit)  for Sale, Net  Equity


Balance at December 31, 1993  $  34,700  19,300    501,511     8,237     563,748

   Net income                       -       -    1,552,064       -     1,552,064

   Increase in the redemption value
      of common stock warrants      -       -   (1,188,003)      -   (1,188,003)

   Unrealized net loss on investments
      available for sale, net of
      income tax                    -       -          -     (11,724)   (11,724)
                                -------  -------  --------  --------   ---------

Balance at December 31, 1994     34,700  19,300    865,572    (3,487)    916,085

   Net income                       -       -    4,346,059        -    4,346,059


   Unrealized net gain on investments
      available for sale, net of
      income tax                    -       -          -       3,487       3,487

   Issuance of common shares in initial
      public offering, net of offering
      costs of $387,787          20,000  13,540,213    -         -    13,560,213

   Exercise of redeemable stock
      warrants                   17,212   2,048,337    -         -     2,065,549

   Issuance of common shares in
      public offering, net of offering
      costs of $225,064          12,143  25,130,505    -         -    25,142,648
                                -------  ----------  ------   ------  ----------

Balance at December 31, 199      84,055  40,738,355 5,211,631    -    46,034,041

   Net loss                         -        -    (28,009,729)   -  (28,009,729)

   Exercise of stock options      1,164     921,926       -       -      923,090

   Tax benefit of options
       exercised                    -       115,000       -       -      115,000

   Stock issued for Employee Stock
      Purchase Plan                  38      62,764       -       -       62,802

   Stock issued in acquisition    6,011  13,993,989       -       -   14,000,000
                                 ------  ----------  --------  -----  ----------

Balance at December 31, 1996  $  91,268  55,832,034 (22,798,098)  -   33,125,204
                               ========  ==========  ==========  ===  ==========


See accompanying notes to consolidated financial statements.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1994, 1995 and 1996

                                                  1994         1995       1996
                                                  ----         ----       ----
Cash flows from operating activities:
   Net income (loss)                       $1,552,064    4,346,059  (28,009,729)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Depreciation                           207,268      355,263      948,460
       Amortization of capitalized software
         development costs                    160,379      258,119      500,065
       Accretion of investment discount, net        -     (337,045)    (576,431)
       (Gain) loss on disposal of equipment    (6,450)      54,788       19,378
       Provision for doubtful accounts         30,000      149,075      590,525
       Deferred income taxes                  115,000       44,000      (42,000)
       Write-off of in-process
          research and development                  -          -     33,600,000
       Write-off of capitalized software            -          -      1,803,637
       Changes in operating assets and liabilities, net of
         effects of acquisition:
            Accounts receivable              (706,943)  (3,087,227)  (4,420,619)
            Accrued interest receivable       (18,393)    (290,982)      87,548
            Prepaid expenses                  (38,360)    (103,687)    (190,238)
            Inventories                       (69,991)    (171,258)     (73,087)
            Other assets                       23,871      (84,163)    (111,384)
            Accounts payable                  (79,231)      78,944      642,429
            Other accrued liabilities         (30,684)     336,179      529,394
            Income taxes payable              612,382       25,843     (242,082)
            Unearned revenue                  702,278    1,233,298    1,117,436
                                            ---------   ---------    ----------
              Net cash provided by
                    operating activities    2,453,190    2,807,206    6,173,302
                                            ---------    ---------    ---------


Cash flows from investing activities:
   Purchase of investments                  (1,031,924)(41,105,386) (36,079,529)
   Proceeds from sale and maturities
      of investments                           596,265   4,801,648   56,751,813
   Additions to property and equipment        (720,411  (4,647,262)  (3,765,805)
   Proceeds from the sale of equipment          15,750       6,205        9,135
   Capitalized software development costs     (388,498)   (541,953)  (2,609,521)
   Cash paid for acquisition, net of cash acquired  -           -   (16,428,660)
                                             ---------   ----------  ----------
     Net cash used in investing activities  (1,528,818) (41,486,748) (2,122,567)
                                             =========   ==========   =========
Cash flows from financing activities:
   Net proceeds from initial public
      offering of common stock                     -     13,560,213         -
   Net proceeds from secondary
       public offering of stock                    -     25,142,648         -
   Proceeds from exercise of stock warrants        -         35,463         -
   Proceeds from exercise of stock options
       and related tax benefit                     -            -     1,038,090
   Proceeds for stock issuances under
        employee purchase plan                     -            -        62,802
   Principal payments on long-term debt        (43,183)     (26,667)    (20,000)
   Principal payments on capital
        lease obligations                       (2,639)         -           -
              Net cash provided by (used in)
                financing activities           (45,822)  38,711,657   1,080,892
                                              ---------  ----------  ----------

Net increase in cash and cash equivalent       878,550       32,115   5,131,627
Cash and cash equivalents at beginning of year 273,427    1,151,977   1,184,092
                                              --------    ---------  ----------
Cash and cash equivalents at end of year   $ 1,151,977    1,184,092   6,315,719
                                             =========    =========   ==========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Interest                                 $ 6,115         5,770       4,240
     Income taxes                           $ 111,743     2,800,520   3,750,082
                                              =======     =========   =========


Supplemental disclosure of non-cash activities:
   Unrealized net gain (loss) on investments available
     for sale, net of income taxes          $ (11,724)        3,487          -
                                             =========    =========    =========
See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies

     (a) Organization and Basis of Presentation

         Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft Windows-based personal computer software for the industrial automation market. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in the United Kingdom, Latin America, Malaysia, Australia and South Africa.

         On December 31, 1996, the Company acquired SQL Group, B.V. (SQL) (see note 2).

     (b) Consolidation Policy

         The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     (c) Revenue Recognition

         The Company's revenue, which consists primarily of fees for product sales, applications engineering and support, is recognized in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition" as there are no significant vendor obligations remaining and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations by accruing such costs and recognizing them ratably on completion of performance. Revenue from product sales is recognized upon shipment of the product and fulfillment of acceptance terms, if any. Revenue from applications engineering is recorded as services are provided. Revenue from support is deferred and recognized ratably over the terms of the support agreements, generally one year. In instances where the support is included with the product sale, the support fee is unbundled and recognized ratably over the support period.

         The Company  continually  evaluates  its  obligations  with  respect to warranties, returns and refunds. Based on historical trends and management's evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts. The Company may in certain circumstances grant discounts when a purchase order is received. The discounts are recognized in the product revenue at the time of shipment.

     (d) Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (e) Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. As a result, management believes no additional credit risk beyond the amounts provided for estimated future collection losses is inherent in the Company's accounts receivable.

     (f) Investment Securities

         The Company classifies its investment securities as held-to-maturity securities, trading securities or available for sale securities, as appropriate.

         Since the Company's investments in 1995 and 1996 consisted of short and long-term government securities which the Company intends to hold to maturity, the portfolio has been classified as held-to-maturity, current and noncurrent, depending upon the specific maturity date and is carried at amortized cost. Interest income is recorded on an accrual basis.

         Previously, the Company's investment securities were short-term or held in a managed account and were sold periodically. As such they were classified as available for sale and were recorded as current assets. Investments designated as available for sale are recorded at market value. Changes in the market value of investments available for sale are included in stockholders' equity as unrealized holding gains or losses net of the related tax effect. Unrealized losses on investments available for sale, reflecting a decline in value judged to be other than temporary, are charged to income in the statement of income. Realized gains or losses on investments available for sale are computed on the specific identification basis.

      (g)   Inventories

         Inventories are stated at the lower of cost (first-in, first-out) basis or market (net realizable value). Substantially all of the Company's inventory is software related product.

     (h) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed under the straight-line method over the estimated useful lives for financial reporting and under the accelerated and modified accelerated cost recovery systems for income tax reporting. The estimated useful lives generally assigned by the Company are as follows:

           Building                                 40 years
           Computer equipment                   3 to 5 years
           Furniture and fixtures                    5 years
           Automobiles                               5 years

     (i) Capitalized Software Development Costs

         Capitalized software development costs consist principally of salaries and certain other expenses related to development and modifications of software products and are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins only upon establishment of technological feasibility, which is defined by the Company as completion of a working model of the software and ends when the resulting product is available for sale.

         Amortization of capitalized software development costs is provided on a product-by-product basis and begins when the product is available for sale. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line basis over the remaining estimated economic life of the software, which is not more than three years. The ongoing assessment of the realizability of these costs requires considerable judgment as to anticipated future product revenues, related estimated economic life, and changes in hardware and software technology. Amortization of software development costs is included in cost of product revenues in the accompanying statements of income.

         During the years ended December 1994, 1995 and 1996, total costs incurred (excluding amortization of capitalized software development costs) for software development activities were $1,240,786, $2,314,003 and $3,999,845, respectively; total capitalized software development costs were $411,161, $573,108 and $2,609,520, respectively; and
         amortization of capitalized costs was $160,379, $258,119 and $500,065, respectively.

         In connection with the acquisition of SQL (see note 2), the Company acquired software technology valued at $900,000. In addition, the Company wrote-off $1,803,637 of its existing capitalized software which became obsolete as a result of the SQL acquisition.

     (j) Goodwill

         Goodwill resulting from the acquisition of SQL (see note 2) will be amortized using the straight-line method over its estimated useful life of seven years.

         The recoverability of goodwill will be periodically reviewed when events or circumstances warrant. Impairment, determined when the carrying value of an asset cannot be recovered over its remaining useful life from undiscounted future cash flows, will be measured and recognized when the fair value is less than the asset's carrying amounts.

     (k) Stock Option Plan

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 is effective for fiscal years beginning after December 15, 1995. Statement No. 123 requires that an entity recognize in its financial statements the costs (determined by a fair value based method) related to its employee stock-based compensation plans, such as stock option and stock purchase plans.

         Alternatively, Statement No. 123 also allows an entity to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and, if earnings per share is presented, pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement No. 123.

     (l) Income Taxes

         The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (m) Net Income (Loss) Per Share

         Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, stock options using the treasury stock method, and the assumed exercise of the outstanding warrants to purchase common stock.

      (n)   Stock Split

         On February 7, 1995, the Company's stockholders approved an approximate 32-for-one stock split, effected in the form of a stock dividend. Effective September 12, 1995, the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. All share, per share and conversion amounts relating to common stock, warrants and stock options included in the accompanying financial statements and notes have been restated to reflect these stock splits.

     (o) Foreign Currency Translation

         The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period.

     (p) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 (2) Acquisition

     On December 31, 1996, the Company acquired all of the capital stock and equity interests of SQL for a total purchase price of $42.1 million. The purchase price consisted of $17,000,000 in cash, $14,000,000 of common stock (601,105 shares valued at $22.62 per share) and the assumption of net tangible liabilities and costs incurred of $11.1 million. At December 31, 1996, an additional $3 million of common stock (150,276 shares at $22.62 per share) was being held in escrow pending the resolution of certain matters, which are expected to be determined during 1997. The value of any subsequently issued shares will be allocated to goodwill and amortized over its remaining useful life. SQL is a computerized maintenance management software vendor in Europe. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition as follows:

        Total purchase price $ 31,000,000 Net tangible liabilities assumed and costs incurred:
           Current assets                                            5,851,534
           Furniture, fixtures, and equipment                          606,428
           Current liabilities                                     (11,668,049)
           Acquisition costs                                          (965,000)
           Acquisition related liabilities                          (1,625,000)
           Long-term debt, less current portion                     (3,336,661)
                                                                    ----------
                                                                   (11,136,748)

        Excess cost over fair value of net tangible
           liabilities assumed and costs incurred                 $ 42,136,748
                                                                    ==========

         Excess cost over  fair-value  of net tangible  liabilities  assumed has been allocated to:
              Software technology                                 $    900,000
              Goodwill                                               7,636,748
              In-process research and development                   33,600,000
                                                                    ----------

                                                                  $ 42,136,748

     The in-process research and development of $33,600,000 represents the fair value of in-process development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition.

     In conjunction with the acquisition, the Company recorded acquisition related liabilities of approximately $1,625,000 to cover the anticipated cost of combining its existing business with the business of SQL. The liabilities are included in the purchase price allocation and consist of the costs of a plan to involuntarily terminate and relocate employees of SQL and the costs of a plan to exit certain activities of SQL.

     The following unaudited pro forma information presents the results of operations of the Company as though the aforementioned acquisition occurred as of the beginning of the year in which the acquisition occurred and the immediately preceding year. The pro forma adjustments (i) reflect increased amortization expense related to the acquired assets and reduced interest income related to investments used as part of the consideration, and (ii) exclude the non-recurring charges for in-process research and development and the write-off of capitalized software.

                                                       1995          1996
                                                       ----          ----

        Total revenue                            $ 35,299,000    49,216,000
        Operating income (loss)                     4,285,000      (764,000)
        Net income (loss)                           2,523,000    (2,910,000)
        Earnings per share (loss)                         .32          (.30)


(3)  Investment Securities

     The amortized cost, gross unrealized gains, gross unrealized losses and market value of held-to-maturity securities at December 31, 1995 and 1996 are as follows:

                                                 Gross       Gross
                                      Amortized  Unrealized  Unrealized   Market
                                      Cost       Gains       Losses       Value

        December 31, 1995

        Held-to-maturity:
           U.S. Treasury Securities $37,654,931    173,489   (1,616)  37,826,804
                                    ===========    =======   =======  ==========
        December 31, 1996

        Held-to-maturity:
           U.S. Treasury Securities $17,559,076    176,211   (4,668)  17,730,619
                                    ===========    =======   =======  ==========

     In December 1996, the Company sold investments classified as held-to-maturity with an amortized cost of $10,155,487 and recognized a gain of $24,218. The proceeds from this sale and the proceeds from maturing held-to-maturity investments represented the cash consideration for the Company's acquisition of SQL (see note 2).

     The amortized cost and market value of investments held-to-maturity at December 31, 1996, by contractual maturities are shown below:

                                                           Amortized     Market
                                                             Cost         Value
        Due in one year or less                        $  13,011,856  13,167,113
        Due after one year through five years              4,547,220   4,563,506
                                                         -----------  ----------

                                                       $  17,559,076  17,730,619

     Proceeds from the sale of available for sale securities were $15,462 and $236,379 in 1994 and 1995, respectively, and gross realized gains included in income were insignificant in both years.


(4)  Fair Value of Financial Instruments

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

     At December 31, 1995 and 1996, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 1995 and 1996.

     The fair values of investment  securities  presented in note 3 are based on
     quoted  market   prices  at  the  reporting   date  for  those  or  similar
     investments.


(5)  Property and Equipment

     Property and equipment consisted of the following at December 31:
                                                             1995        1996

        Land                                           $    450,000      465,981
        Building                                          3,009,509    4,371,113
        Computer equipment                                2,152,780    4,719,340
        Furniture and fixtures                              562,073      930,226
                                                         ----------   ----------

                                                          6,174,362   10,486,660
        Accumulated depreciation                            877,300    1,794,337
                                                         ----------   ----------

                                                       $  5,297,062    8,692,323
                                                         ==========   ==========

(6)  Other Accrued Liabilities

     Other accrued liabilities consisted of the following at December 31:
                                                             1995        1996

        Accrued salaries and commission                 $   265,000    1,231,565
        Sales and payroll taxes payable                      22,761    1,449,468
        Accrued acquisition costs                                -     1,373,316
        Acquisition related liabilities (see note 2)             -     1,625,000
        Warranty reserve                                         -     1,500,000
        Other accrued liabilities                           143,723    1,959,729
                                                          ---------   ----------
                                                        $   431,484    9,139,078
                                                          =========   ==========

(7)  Long-term Debt

     Long-term debt as of December 31, 1995 and 1996 consists of the following:

                                                              1995        1996
        Note  payable  in  monthly  payments  of
           $1,667,  plus  interest at prime plus
           .5%      through      March     1998;
           collateralized by equipment                  $    41,667       21,667

        Subordinated  note  payable in bi-annual
           payments of $127,300,  plus  interest
           at 7% through December 2000                           -       765,136

        Subordinated   note  payable  in  annual
           payments of $108,795,  plus  interest
           at 6.5% through December 2002                         -       870,356

        Subordinated   note  payable  in  annual
           payment of $48,150,  plus interest at
           6.5% through December 2002                            -       481,513

        Subordinated   note  payable  in  annual
           payments  of $57,320,  plus  interest
           at 10% through August 2004                            -       515,907

        Subordinated   note  payable  in  annual
           payments of 11,465,  plus interest at
           10% through April 2000                                -        51,591

        Subordinated   note  payable  in  annual
           payments  of $34,394,  plus  interest
           at 10% through April 2000                             -       171,979

                                                              1995        1996

        Note payable in bi-annual  payments of $204,643,  plus  interest at 5.3%
           through October 1999; collateralized
           by receivables and stock                              -     1,433,075

        Note payable in annual payments of $8,598, plus interest at 6.5% through
           July 2004; collateralized by
           intellectual property rights                          -        68,788

        Subordinated   note  payable  in  annual
           payments of $3,572,  plus interest at
           6.5% through December 2002                            -        20,005
                                                          ---------   ----------
                                                            41,667     4,400,017
              Less current portion                         (20,000)  (1,507,274)
                                                          ---------   ----------

        Long-term debt, less current portion            $   21,667     2,892,743
                                                          =========   ==========


     At December 31, 1996, approximately $4,379,000 of total long-term debt represented debt assumed in the SQL acquisition (see note 2). In January and February of 1997, approximately $2,725,000 of the assumed debt was repaid by the Company. After giving effect to the repayments made in January and February of 1997 that were before scheduled maturity, the remaining annual maturities of long-term debt in the five years subsequent to December 31, 1996 are as follows:


           1997                                          $    715,017
           1998                                               241,334
           1999                                               239,667
           2000                                               239,667
           2001                                               239,667
                                                           ----------

              Total                                      $  1,675,352
                                                           ==========



(8)  Line of Credit

     The Company maintains a $1,000,000 unsecured bank line of credit payable on demand. Borrowings bear interest at the bank's prime rate. No borrowings were outstanding under the line of credit at December 31, 1995 and 1996.

(9)  Income Taxes

     Income tax expense for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                    Current   Deferred     Total

        1994:
           Federal                               $ 659,000     95,000    754,000
           State                                   141,000     20,000    161,000
                                                 ---------   --------  ---------

              Total                            $   800,000    115,000    915,000
                                                 =========   ========  =========

        1995:
           Federal                               2,346,000     47,000  2,393,000
           State                                   352,000     (3,000)   349,000
                                                 ---------   --------  ---------

              Total                            $ 2,698,000     44,000  2,742,000
                                                 =========   ========  =========

        1996:
           Federal                             $ 3,230,000    (30,000) 3,200,000
           State                                   393,000    (12,000)   381,000
                                                 ---------   --------  ---------

              Total                            $ 3,623,000    (42,000) 3,581,000
                                                 =========   ========  =========

     Income tax expense differed from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

                                                     1994       1995       1996
                                                     ----       ----       ----

        Computed "expected" tax expense (benefit)$ 839,000 2,410,000 (8,306,000) Increase (decrease) in income taxes resulting from:
           State and local income taxes, net of
              Federal income tax benefits         106,000    230,000     251,000
           In process research and development         -          -   11,424,000
           Credit for increasing research
              activities                          (71,000)        -           -
           Other, net                              41,000    102,000     212,000
                                                 --------  ---------  ----------


        Actual tax expense                        915,000  2,742,000   3,581,000
                                                 ========  =========  ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                          1995        1996

        Deferred tax assets:
           Accrued expenses and allowances            $ 181,000     395,000
                                                        -------     -------

        Deferred tax liabilities:
           Tax over book depreciation                   123,000     189,000
           Software development costs capitalized for
              financial reporting                       355,000     461,000
                                                        -------     -------

        Total deferred tax liabilities                  478,000     650,000
                                                        -------     -------

        Net deferred tax liabilities                  $ 297,000     255,000
                                                        =======     =======


     Management believes that a valuation allowance is not necessary based upon the level of historical taxable income and the projections for future taxable income over the periods during which the temporary differences are deductible.

(10) Redeemable Common Stock Warrants

     At December 31, 1994, the Company had outstanding common stock warrants which granted to the warrants holder the right to purchase a specified number of shares equal to approximately 33.25% of the total common shares then outstanding. Such shares totaled 1,730,038 at $.058825 per share at December 31, 1994.

     Prior to the initial public offering (note 13), the warrants holder had the option to require the Company to purchase, at a price determined in accordance with provisions of the agreement, any part or all of either the warrants or common stock issued upon any exercise of the warrants. At December 31, 1994, the aggregate cost to repurchase the warrants or common shares sold under the warrants, net of the proceeds of the exercise of the warrants, was $2,030,086.

     In conjunction with the initial public offering, the warrants holder of all redeemable common stock warrants exercised such warrants, at a price of .058825, by the exchange of 8,842 shares of common stock at the initial public offering price, and the payment of approximately $35,500 in cash.

(11) Employee Savings and Retirement Plan

     Effective September 1, 1992, the Company established a 401(k) Retirement Plan under Section 401(k) of the Internal Revenue Code. The Plan is funded in part from employee voluntary contributions with the Company's contribution equal to one-half of the employee's contribution up to 3% of their compensation. The Plan provides for voluntary employee contributions of up to 15% of their total compensation.

     The Company's contributions to the Plan totaled approximately $60,000, $79,000, and $135,000 in 1994, 1995 and 1996, respectively.

(12) Stock Compensation Plans

     1995 Stock Option Plan

     On September 12, 1995, the Company amended and restated the Datastream Systems, Inc. 1995 Stock Option Plan (the "1995 Plan") to provide for the grant of both incentive and non-qualified options to purchase up to 1,000,000 shares of the Company's common stock. On December 26, 1996, the Company's Board of Director's authorized an additional 750,000 shares to be added to the 1,000,00 share limit available under the 1995 Plan, subject to stockholder approval. Such options will vest incrementally over a period of one to five years and will expire either five or ten years from the date of grant, depending on the terms of the option. Options are not to be granted at less than the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner shall not be granted at less than 110% of the fair market value of the underlying shares at the grant date.

     A summary of activity in the 1995 Plan during the periods indicated is as follows:

                                                   Number of Weighted-Average
                                                    Shares    Exercise Price
        Stock options outstanding:
           Balance at December 31, 1994                   -    $      -
           Granted                                   843,900       11.62
           Terminated                                (23,700)       8.12
                                                    --------

           Balance at December 31, 1995              820,200       11.72
           Granted                                   119,650       24.63
           Exercised                                (111,907)       7.95
           Forfeited                                 (53,556)      15.10
                                                    --------

           Balance at December 31, 1996              774,387   $   13.49
                                                    ========     =======

     The following table summarizes information about stock options outstanding under the 1995 Plan at December 31, 1996:

                          Options outstanding           Options exerciseable
                       ---------------------------   ---------------------------
                                  Weighted Average                Weighted -
        Range of         Number       Remaining       Number        Average
     Exercise Prices  outstanding  Contractual Life Exerciseable  Exercise Price

   $ 7.50   -  8.25      392,886       8.1 years      69,554     $  7.61
    18.75   - 20.77      287,751       8.7            88,627       18.89
    23.25   - 30.50       93,750       9.6                -           -
                        --------                    --------
     7.50   - 30.50      774,387       8.5           158,181       13.93
                        ========                    ========


     No options were exercisable at December 31, 1995.

     The per share weighted-average fair value of stock options granted under the 1995 Plan during 1995 and 1996 was $9.00 and $10.24 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield of 0%, expected volatility of 62.41%, risk-free interest rate of 7.07% , and an expected life of 10 years; 1996 - expected dividend yield of 0%, expected volatility of 62.41%, risk-free interest rate of 7.01%, and an expected life of 10 years.

     Stock Option Plan for Directors

     In February 1995, the Company established the Stock Option Plan for Directors (the "Directors Plan") which provides for the grant of non-qualified stock options to purchase up to 100,000 shares of Common Stock to directors who are not employees of the Company. Under the Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 4,500 shares of Common Stock upon the commencement of their service as a director and (ii) 500 shares of Common Stock annually in connection with each annual meeting of stockholders. Automatic grants of options to purchase 4,500 shares of common stock at $7.50 per share were made to each of the Company's four non-management directors upon consummation of the Company's initial public offering (see note 13).

     A summary of activity in the Director's Plan during the periods indicated are as follows:

                                                    Number of   Weighted-Average
                                                     Shares     Exercise Price
        Stock options outstanding:
           Balance at December 31, 1994                   -     $     -
           Granted                                    18,000        7.50
                                                    --------

           Balance of December 31, 1995               18,000        7.50
           Granted                                     2,000       19.50
           Exercised                                  (4,500)       7.50
                                                    --------

           Balance at December 31, 1996               15,500    $   8.98
                                                    ========      ======

     The following table summarizes information about stock options outstanding under the Director's Plan at December 31, 1996:

                          Options outstanding         Options exerciseable
                         ------------------------   -------------------------
                                  Weighted Average                Weighted -
   Range of          Number       Remaining         Number        Average
   Exercise Prices   outstanding  Contractual Life  Exerciseable  Exercise Price

   $ 7.50                 13,500        8.1 years     13,500     $  7.50
    19.50                  2,000        9.0               -           -
                        --------                    --------
     7.50  - 19.50        15,500        8.2           13,500        7.50
                        ========                    ========


     No options were exercisable at December 31, 1995.

     The per share weighted-average fair value of stock options granted under the Director's Plan during 1995 and 1996 was $5.88 and $6.74 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield of 0%, expected volatility of 62.41%, risk-free interest rate of 7.56% , and an expected life of 10 years; 1996 - expected dividend yield of 0%, expected volatility of 62.41%, risk-free interest rate of 5.63%, and an expected life of 10 years.

     Employee Stock Purchase Plan

     On September 12, 1995, the Company established the Datastream Systems, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 100,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 3,789 shares in 1996. No shares were sold under the Plan in 1995.

     Under Statement No. 123, compensation expense for the Purchase Plan is determined based on the discount percentage at which the stock is purchased.

     The Company applies APB Opinion No. 25 in accounting for its three Plans and, accordingly, no compensation cost has been recognized for its stock options or for stock purchased under the Purchase Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options or based on the discount percentage under the Plan Purchase under Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                          1995           1996
                                                          ----           ----

         Net income (loss)   As reported            $  4,346,059   $(28,009,729)
                             Pro forma                 3,452,499    (29,807,110)


         Net income (loss)   As reported            $       .61    $      (3.16)
            per share        Pro forma                      .48           (3.37)


     Pro forma net income reflects only options granted in 1995 and 1996. Compensation cost related to the 1995 Plan is reflected over the options' vesting period of one to five years. No options were granted prior to 1995.


 (13)                        Public Offerings of Common Stock

     On April 5, 1995, the Company closed its initial public offering of 3,266,000 shares of common stock, 1,266,000 of which were sold by existing shareholders, for $7.50 per share. The Company invested the net proceeds from the offering in U.S. Government securities.

     On October 4, 1995, the Company closed its second public offering of 2,000,000 shares of common stock, 1,085,670 of which were sold by existing shareholders, for $22.25 per share. The Company invested the net proceeds from the offering in U.S. Government securities. In conjunction with the second offering, on October 17, 1995, the Company closed on the over-allotment option of 300,000 shares of common stock. The Company invested the net proceeds from the over-allotment option in U.S. Government securities.


 (14) Leases

     As Lessee

     The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes.

     At December 31, 1996, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2001 are as follows:

        1997                                             $   945,289
        1998                                                 410,585
        1999                                                 206,262
        2000                                                  94,009
        2001                                                  93,955
                                                           ---------

                                                         $ 1,750,100

     Rent expense for the years ended December 31, 1994, 1995 and 1996 totaled $123,615, $174,193, and $307,534, respectively.

     As Lessor

     The Company leases a portion of its building and related leasehold improvements to outside parties under noncancelable operating leases.

     At December 31, 1996, the approximate future minimum rental income under noncancelable operating leases that expire through 1998 are as follows:

        1997                                             $   350,921
        1998                                                 161,448
                                                           ---------

                                                         $   512,369

     Rental income (included in other income in the accompanying statement of operations) amounted to $88,415 for the year ended December 31, 1996. There was no rental income in the years ended December 31, 1994 and 1995.


(15) Foreign Revenues

     Foreign revenues for the year ended December 31, 1994, 1995 and 1996 were approximately $750,000, $2,180,000, and $4,354,000, respectively.

                             Independent Auditors' Report

The Board of Directors
Datastream Systems, Inc.:

Under date of March 28, 1997, we reported on the consolidated balance sheets of Datastream Systems, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule listed in Item 14(a)2. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Greenville, South Carolina                KPMG Peat Marwick LLP
March 28, 1997

                               Datastream Systems, Inc.

                      Allowance for Doubtful Accounts Receivable







                               Balance at      Amounts                Balance at
                              Beginning of   Charged to                   End of
      Description                 Year    Bad Debt Expense  Deductions     Year

Allowance for doubtful accounts receivable:

      Year ended December 31,
         1994                  $ 65,400         30,000            -       95,400
                                 ======       ========      ========    ========

      Year ended December 31,
         1995                  $ 95,400        149,075            -      244,475
                                 ======       ========      ========    ========
      Year ended December 31,
         1996                 $ 244,475       590,525             -      835,000
                                 ======       ========      ========    ========

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Datastream Systems, Inc.


Date:  March 29, 1996                   By: /s/ Larry G. Blackwell
                                          -----------------------------

                                            Larry G. Blackwell
                                            Chairman  of the Board,  President
                                            and Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Registration Statement constitutes and appoints Larry
G. Blackwell and Daniel H. Christie and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 29, 1996.

               Signature                                 Title

      /s/ LARRY G. BLACKWELL           Chairman of the Board, President and
          ------------------           Chief Executive Officer (principal
          Larry G. Blackwell           executive officer)

      /s/ DANIEL H. CHRISTIE           Chief Financial Officer (principal
          ------------------           financial and accounting officer)
          Daniel H. Christie

      /s/ KENNETH D. TRACY             Director
          ------------------
          Kenneth D. Tracy

      /s/ RICHARD T. BROCK             Director
          ------------------
          Richard T. Brock

      /s/ JOHN M. STERLING, JR         Director
          ------------------
          John M. Sterling, Jr.

      /s/ IRA D. COHEN                 Director
          ------------------
          Ira D. Cohen

                                 EXHIBIT INDEX
      Exhibit                                                     Page No. of
      Number      Description                                     SEC Original

      2.1*        SQL Systems Group, B.V. Share Purchase Agreement      N/A

      3.1*        Amended and Restated Certificate of Incorporation
                  of the Registrant.                                    N/A

      3.2*        By-laws of the Registrant.                            N/A

      4.1*        See Exhibits 3.1 and 3.2 for provisions of the
                  Amended and Restated Certificate of Incorporation
                  and By-Laws of the Registrant defining rights of
                  holders of Common Stock of the Registrant.            N/A

      4.2*        Specimen Stock Certificate.                           N/A

      10.1U       1995 Stock Option Plan of the Registrant and
                  form of Stock Option Agreement (as amended and
                  restated effective September 12, 1995).               N/A

      10.2*       Stock Option Plan for Directors and form of Stock     N/A
                  Option Agreement.

      10.3*       License Agreement Pertaining to Grainger Approved
                  Access Software dated December 27, 1994, between
                  the Registrant and W. W. Grainger, Inc.               N/A

      10.3(a)U    Addendum to License Agreement dated March 15, 1995,   N/A
                  between the Registrant and W. W. Grainger, Inc.

      10.4*       401(k) Retirement Plan of the Registrant.             N/A

      10.5        Employee Stock Purchase Plan of the Registrant
                  (as amended and restated effective
                   October 12, 1995).                                   N/A

      11          Statement re: Computation of Per Share Earnings

      21          Subsidiaries of the Registrant.

      23.1        Consent of KPMG Peat Marwick LLP.

      24**        Power of Attorney.                                   N/A
---------------
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-89498).

U Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-96834).

**  See the signature page hereto.

    NOTE: Exhibits 10.1, 10.2, 10.4 and 10.5 are identified as "management contracts" under Item 601 of Regulation S-K

                                                EXHIBIT  11

                  Datastream Systems, Inc. and Subsidiaries
                 Computation of Historical Earnings Per Share


Income per share calculations:


Year ended December 31,
                                        1994           1995           1996
                                        ----           ----           ----


Net income                    $     1,552,064     4,346,059    (28,009,729)
                                    =========     =========    ============

Weighted average number of common and common equivalent shares are as follows:

Weighted average common
shares outstanding                  3,469,962     6,502,237       8,490,631


Shares issued from assumed
exercise of options and
warrants (1)                        1,713,074       680,641         352,130

Weighted average number
of common and common
equivalent shares
outstanding                         5,183,036     7,182,878       8,842,761


Per share data:
Net income per share          $          0.30          0.61          (3.16)

(1) Shares issued from assumed exercise of options and warrants include the number of incremental shares which would result from applying the treasury stock method for options and warrants. (APB 15, paragraph and Staff Accounting Bullentin No. 38)

                                                       EXHIBIT  21




                      LIST OF SUBSIDIARIES OF THE COMPANY


o  Datastream Systems International, Inc.
o  Datastream Systems de Mexico, S. de R.L. de C.V.
o  SQL Systems Group, B.V.
o  SQQL Rapier France, SA
o  SQL Systems Deutschland, GmbH
o  SQL Rapier France, Sarl
o   SQL Products, BV
o  SQL Products, NV
o  Asystum Participations, BV
o  SQL System Participaties, BV
o  SQL Systems (UK), Ltd.
o  Sirlog, SA
o  SQL Systems, BV
o  SQL Systems, Inc.

                                                EXHIBIT  23.1






                        INDEPENDENT AUDITORS' CONSENT

The Board of Directors
DataStream Systems, Inc.:

We consent to incorporation by reference in the Registration Statement on Form S-8 of DataStream Systems, Inc. of our reports dated March 28, 1997, relating to the consolidated balance sheets of DataStream Systems, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and related schedule, which reports appear in the December 31, 1996 annual report on Form 10-K of DataStream Systems, Inc.




Greenville, South Carolina                            KPMG Peat Marwick LLP
April 8, 1997