Form 10-K/A
period 1996-12-31
DATASTREAM SYSTEMS INC
filed 1997-04-15
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment no. 1)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o
      Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997: $138,057,651

      Number of shares of Common Stock outstanding as of March 31, 1997:
9,151,095

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


PAGE 1 of 1