Form 10-K/A
period 1996-12-31
DATASTREAM SYSTEMS INC
filed 1997-04-30
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment no. 2)

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

                                    PART III.


Item 10.  Directors and Executive Officers of the Registrant.

Director Nominee Biographical Information

      Set forth below is certain biographical information furnished to the Company by its directors, including Kenneth D. Tracy, the director nominee for the Company's Class I directorship, to be elected at the Company's 1997 Annual Meeting of Stockholders on June 13, 1997, with a term expiring in the year 2000. Dr. Tracy currently serves as a director of the Company.

KENNETH D. TRACY
Age:  54

      Kenneth D. Tracy has served as a director of the Company since 1990. Mr. Tracy currently serves as Vice President-Environmental Technology for Warner-Lambert Company, a position he has held since February 1991. From January 1990 until February 1991, he was the Director of Research for Air Products & Chemicals, Inc.

Biographical Information Concerning Other Directors

LARRY G. BLACKWELL
Age:  56
Class III Director - Term Expires 1999

      Dr. Blackwell, the founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company from its inception in 1986 until the present. Prior to founding the Company, he was President of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell holds a B.S. degree in Engineering from the University of Mississippi, a Master of Science degree from The Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and was named Inc. magazine's 1994 "Entrepreneur of the Year" in the Master Entrepreneur category for the State of South Carolina.

RICHARD T. BROCK
Age:  49
Class II Director - Term Expires 1998

      Mr. Brock has served as a director of the Company since August 1993. In 1984, Mr. Brock founded Brock International, Inc. ("Brock International"), a publicly-held provider of sales and marketing automation software, for which he has served in various capacities, including Chairman of the Board, Chief Executive Officer and President, since 1984. Currently, he serves as the Chairman of the Board of Brock International. He also founded and formerly served as Chief Executive Officer of Management Control Systems, Inc. Mr. Brock is a nationally-recognized developer, author and speaker on sales, marketing and service automation and business development strategy.

IRA D. COHEN
Age:  45
Class II Director - Term Expires 1998

      Mr. Cohen has been a director of the Company since February 1995. Since 1988, Mr. Cohen has served as the Managing Director of Updata Group, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry. Mr. Cohen founded Updata Software, Inc., and from 1986 to 1988 served as that Company's Chief Financial Officer. Mr. Cohen is also a director of Computer Learning Centers, Inc.

JOHN M. STERLING, JR.
Age:  59
Class III Director - Term Expires 1999

      Mr. Sterling has served as a director of the Company since February 1986. He has also served as the Chairman of the Board of Directors and Chief Executive Officer of Emergent Group, Inc. ("Emergent Group") since December 1990 and served as President of Emergent Group from December 1990 to August 1996. Mr. Sterling has also served as President of Palmetto Seed Capital Corp. from September 1993 to the present and served as a General Partner of Reedy River Ventures Limited Partnership ("Reedy River") from 1981 until
August 1995. Reedy River provided venture capital financing to the Company to fund its early development, and Mr. Sterling originally served on the Board of Directors of the Company pursuant to this relationship. Mr. Sterling is the father of John M. Sterling, III, an executive officer of the company.

Additional Information Concerning The Board Of Directors

      The Company's Board of Directors held seven meetings during fiscal 1996. During fiscal 1996, the Board had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee. No director attended less than 75% of the aggregate number of meetings of the Board and the committees of the Board on which he served that were held during his term as a director of the Company.

      Committees of the Board of Directors. In connection with its initial public offering in March 1995, the Company established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. It consists of Messrs. Cohen (Chairman), Sterling and Tracy. In fiscal 1996, the Audit Committee held one meeting.

      The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for senior management of the Company (including annual bonus compensation), recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans. It consists of Messrs. Brock (Chairman), Sterling and Tracy. The Compensation Committee held two meetings in fiscal 1996.

      Compensation of Directors. The Company's Board of Directors is comprised of five members. In fiscal 1996, non-management directors received an annual retainer of $6,000 and a fee of $1,000 for each day on which they attended a board or committee meeting. All directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company also has adopted a Stock Option Plan for Directors, which provides for automatic grants of options to purchase Common Stock to non-management directors.

Executive Officers

      The executive officers of the Company serve at the discretion of the Board of Directors and presently include Mr. Blackwell, John Fury Christ, Daniel H. Christie and John M. Sterling, III. See "Biographical Information Concerning Other Directors" for information about Mr. Blackwell.

JOHN FURY CHRIST
Age:  41

      Dr.  Christ  served as Manager of  Development  of the Company  from May
1992 to December 1994, and has held the position of Vice President of Development since December 1994. In January 1997 Dr. Christ was named Chief Technology Officer of the Company. Prior to joining the Company on a full-time basis, Dr. Christ served as President of Positech, Inc. from January 1990 to
May  1992.  During  this  period,   Positech  was  awarded  a  Small  Business
Innovative Research Contract for the application of neural networks in support of the U.S. Government's Strategic Defense Initiative. From 1988 to 1990, Dr. Christ provided contract software development services to the Company. Dr. Christ holds B.S. and Master of Science degrees in Electrical and Computer Engineering, and a Ph. D. in Computer Science, all from Clemson University.

DANIEL H. CHRISTIE
Age:  44

      Mr. Christie served as Controller of the Company from July 1993 to December 1994, and has held the position of Chief Financial Officer since December 1994. Prior to joining the Company, from 1991 to 1993, Mr. Christie served as Group Finance Manager for Digital Equipment Corporation. From 1989 to 1991, Mr. Christie also served as Digital Equipment's PWB Group Cost and Budgets Manager and the Plant Controller for Digital Equipment's Printed Wiring Board Advanced Technology Center in Greenville, South Carolina. He presently serves as a director and as the President and Treasurer of Vaughn-Russell Candy Co. Mr. Christie holds an A.B. degree in Economics from Colgate University and an M.B.A. in Accounting/International Finance from Cornell University.

JOHN M. STERLING, III
Age:  35

     From February 1997 to the present, Mr. Sterling has served as the Company's Managing Director of European Operations, overseeing the operations of SQL Systems Group, B.V., a wholly-owned subsidiary of Datastream Systems, Inc. based in Rotterdam, Holland. Mr. Sterling also served as the Company's Vice President of Sales from 1989 to January 1997 and held the position of Director of Sales and Marketing from 1986 to 1989. Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products. Mr. Sterling holds a B.S. degree in Political Science from The Citadel. Mr. Sterling is the son of John M. Sterling, Jr., one of the Company's directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 1996 with all applicable Section 16(a) filing requirements, except for Forms 5 for 1996 for Messrs. Brock, Sterling (Jr.) and Tracy, which, due to an administrative oversight, were filed shortly after the prescribed deadline for the filing of such form. The only transactions reportable on such Forms 5 were automatic grants of options on January 1, 1996 to purchase 500 shares of Common Stock of the Company to each of Messrs. Brock, Sterling,(Jr.) and Tracy pursuant to the Company's Amended and Restated Stock Option Plan for Directors.

Item 11.  Executive Compensation.


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is comprised of Messrs. Brock, Sterling (Jr.) and Tracy. During fiscal 1996, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of the Company. The Company's Chief Executive Officer, Mr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Committee concerning the performance of theCompany's executive officers and recommendations concerning proposed adjustments to their compensation. During fiscal 1996, no executive officer of the Company served as a member of the board of directors of anyentity which had executive officers who served on the Company's Board of Directors during that year.

Executive Compensation Tables

                      Table I - Summary Compensation Table

      The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company's Chief Executive Officer during fiscal 1996. No other executive officer earned more than $100,000 during fiscal 1996.




                                                           Long-Term
                                                           Compensation
                                                           ------------
                         Annual Compensation               Securities
                  ---------------------------------------
                                                           Underlying
Name and                                                   Options       All
Principal                                     Other Annual  (# of       Other
Position(s)       Year   Salary       Bonus   Compensation  Shares) Compensation
-----------       ----   ------       -----   ------------  ------- ------------

Larry G. Blackwell
Chairman,         1996   $167,024(1)      --        --          --     $4,750(2)
President, and    1995   $168,000(3)   $24,000      --       57,000    $5,544(2)
Chief Executive   1994   $162,120(3)   $15,000   $26,000(4)     --     $4,620(2)
Officer


(1) Includes $9,500 deferred at the election of Mr. Blackwell pursuant to the Company's 401(k) Retirement Plan ("401(k)"). Mr. Blackwell's current salary is $175,700.
(2) Reflects matching contributions to the Company's 401(k) paid by the
    Company on behalf of Mr. Blackwell.
(3) Includes $9,240 deferred at the election of Mr. Blackwell pursuant to the Company's 401(k).
(4) Includes   certain   personal   benefits,   including  (i)   forgiveness  of
    indebtedness otherwise payable to the Company by Mr. Blackwell in the amount of $16,120 and (ii) $9,880 representing the amount of taxes related to the foregoing transaction for which the Company reimbursed Mr. Blackwell.

Table II- Option/SAR Grants in Fiscal 1996

     The Company did not grant any options or stock appreciation rights to Mr. Blackwell in 1996.


Table III- Option Exercises in Fiscal 1996 and Fiscal 1996 Year-End Option
           Values

      Mr. Blackwell did not exercise any stock options during Fiscal 1996.

      The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company's Chief Executive Officer as of December 31, 1996. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $18.00, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market on December 31, 1996 (the last trading day prior to the end of the Company's fiscal year).


                                Number of Securities     Value of Unexercised
         Shares                Underlying Unexercised    In-the-Money Options
         Acquired    Value      Options at Year-End         at Year-End(1)
         on Exercise Realized          (#)                       ($)
Name        (#)       ($)    Exercisable Unexercisable Exercisable Unexercisable
----     ----------- -------- ----------- ------------ ----------- -------------


Mr. Blackwell   --      --      11,771       45,229      $105,000     $420,000


(1) The value of unexercised in-the-money options at December 31, 1996 is calculated as follows: [(Per Share Closing Sales Price on December 31, 1996) (Per Share Exercise Price)] x Number of Shares Subject to Unexercised Options. The closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 31, 1996 was $18.00 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the executive officer named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes below, such information is provided as of April 28, 1997. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.


===============================================================================
                                               Amount and Nature    Percent
          Name of Beneficial Owner                     of           of Class
                                                  Beneficial
                                                   Ownership
===============================================================================
Executive Officers and Directors
Larry G. Blackwell..........................   1,725,345(1)           18.8%
John M. Sterling, Jr........................      54,006(2)              *
Richard T. Brock............................       7,000(2)              *
Kenneth D. Tracy............................       6,000(3)              *
Ira D. Cohen................................         500(4)              *
All current directors and
 executive officers as a
 group (8 persons)..........................   2,059,839(5)           22.3%

Other Stockholders
Pilgrim Baxter & Associates(6)..............     544,600               6.1%


(1) Includes 21,771 shares of Common Stock subject to options exercisable on or within 60 days after April 28, 1997.
(2) Includes 5,000 shares of Common Stock subject to options exercisable on or within 60 days after April 28, 1997.
(3) Includes 5,000 shares of Common Stock subject to options exercisable on or within 60 days after April 28, 1997; includes 1,000 shares of Common Stock to which Mr. Tracy shares voting and investment power with his spouse.
(4) Represents 500 shares of Common Stock subject to options exercisable on or within 60 days after April 28, 1997.
(5) Includes 100,602 shares of Common Stock subject to options exercisable on or within 60 days after April 28, 1997.
(6) The business address of Pilgrim Baxter & Associates is 1255 Drummers Lane, Suite 300, Wayne, Pennsylvania 19087. The numbers reported were derived from a Schedule 13G executed by Pilgrim Baxter & Associates on February 14, 1997 and filed with the Securities and Exchange Commission on March 19, 1997. According to the Schedule 13G, the power to vote such shares is shared among the following: Pilgrim Baxter & Associates, Harold J. Baxter and Gary L. Pilgrim.





Item 13.  Certain Relationships and Related Transactions.

      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Datastream Systems, Inc.

Date: April 30, 1997                         By: /s/ Daniel H. Christie
                                                -----------------------
                                                  Daniel H. Christie
                                                  Chief Financial Officer