Form 10-Q
period 1997-03-31
DATASTREAM SYSTEMS INC
filed 1997-05-15
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


                                     FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
__X__             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    MARCH 31, 1997

                                      OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
_____              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________


                       COMMISSION FILE NUMBER:   0-25590


                           DATASTREAM SYSTEMS, INC.
            (Exact name of Registrant as specified in Its Charter)

DELAWARE                                              57-0813674
(State of Incorporation)                     (IRS Employer Identification No.)

50 DATASTREAM PLAZA, GREENVILLE, SC         29605
(address of principle executive offices)    (Zip Code)

(Telephone number of registrant)        (864) 422-5000

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: March 31, 1997 - 9,151,095 shares, $0.01 par value.

                               Datastream Systems, Inc.

                                      FORM 10-Q

                             Quarter ended March 31, 1997

                                        Index
                                                               Page No.

Part I.     Consolidated Financial Information

Item 1.     Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheet-  March 31, 1997
                 Assets                                                     3
                 Liabilities and Owners Equity                              4

            Consolidated Income Statement -
                 for the Three Months ended March 31, 1997                  5

            Consolidated Statement of Changes in Stockholders Equity -
                 for the Three Months ended March 31, 1997                  6

            Consolidated Statement of Cash Flows -
                 for the Three Months ended March 31, 1997                  7

            Notes to the Consolidated Financial Statements                  8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk


Part II.    Other Information                                              13


Signature                                                                  14

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                        Datastream Systems, Inc. and Subsidiaries

                               Consolidated Balance Sheets

                                         Assets

                                                       December 31,    March 31,
                                                             1996         1997
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                            $ 6,315,719  $ 2,954,591
   Accounts receivable, net of allowance
      for doubtful accounts of $835,000
      and $835,000, respectively                         11,725,928   14,643,949
   Investments held to maturity                          13,011,856   10,981,553
   Accrued interest receivable                              221,827       85,960
   Prepaid expenses                                         586,647      835,258
   Inventories                                              324,018      269,353
   Deferred income taxes                                    395,000      395,000
   Other assets                                           1,961,496    2,546,185
         Total current assets                            34,542,491   32,711,849

Investments held to maturity                              4,547,220    4,548,423
Property and equipment
   Land                                                     465,981      465,981
   Building                                               4,371,113    4,345,348
   Computer equipment                                     4,719,340    5,250,372
   Furniture and fixtures                                   930,226    1,172,053
                                                         10,486,660   11,233,754
   Less accumulated depreciation                          1,794,337    2,228,284
         Net property and equipment                       8,692,323    9,005,470

Goodwill                                                  7,636,748    7,364,260

Capitalized software development costs,
   net of accumulated amortization of
   $1,197,177 and $1,526,600, respectively                2,158,436    2,166,571

         Total assets                                  $ 57,577,218 $ 55,796,573

See notes to Consolidated Financial Statements





                        Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets (Continued)

                          Liabilities and Stockholders' Equity

                                                        December 31,   March 31,
                                                           1996           1997
                                                                     (unaudited)
Current liabilities:
   Accounts payable                                     $ 4,403,205  $ 3,283,308
   Other accrued liabilities                              9,139,078    6,626,934
   Income taxes payable                                     743,707      977,175
   Current portion of long-term debt                      1,507,274      263,417
   Unearned revenue                                       5,116,007    7,176,708
         Total current liabilities                       20,909,271   18,327,542
Long-term debt, less current portion                      2,892,743    1,229,331
Deferred income taxes                                       650,000      650,000

         Total liabilities                               24,452,014   20,206,873

Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000
      shares authorized; none outstanding                        -           -
   Common stock, $.01 par value, 15,000,000 shares
      authorized; 9,126,789 shares issued and
      outstanding at December 31, 1996; 9,151,095
      shares issued and outstanding at March 31, 1997        91,268       91,406
   Additional paid-in capital                            55,832,034   55,944,523
   Foreign currency translation adjustment                       -       373,672
   Retained earnings                                    (22,798,098)(20,819,901)

         Total stockholders' equity                      33,125,204   35,589,700

         Total liabilities and stockholders' equity     $57,577,218  $55,796,573

See Notes to Consolidated Financial Statements

                      Datastream Systems, Inc. and Subsidiaries

                          Consolidated Statements of Income
                      Three months ended March 31, 1996 and 1997
                                      (unaudited)

                                                          March 31,   March 31,
                                                             1996        1997

Revenues:
   Product                                              $ 3,072,710  $ 6,148,014
   Applications engineering                               2,488,643    5,783,723
   Support                                                1,340,090    2,750,674
         Total revenues                                   6,901,443   14,682,411

Cost of revenues:
   Cost of product revenues                                 362,463      843,963
   Cost of applications engineering revenues              1,176,031    3,529,973
   Cost of support revenues                                 264,484      687,272
         Total cost of revenues                           1,802,978    5,061,208

      Gross profit                                        5,098,465    9,621,203

Operating expenses:
   Sales and marketing                                    2,127,715    4,273,471
   Product development                                      417,071      834,048
   General and administrative                               627,721    2,235,040
               Total operating expenses                   3,172,507    7,342,559

      Operating income                                    1,925,958    2,278,644

Other income (expense):
   Interest income                                          576,138      262,510
   Interest expense                                           (894)    (102,449)
   Other                                                        715       47,279
      Net other income                                      575,959      207,340

      Income before income taxes                          2,501,917    2,485,984

Income taxes                                                963,000      507,787

      Net income                                        $ 1,538,917  $ 1,978,197

Per share data:
   Net income                                             $     .18    $     .21

   Weighted average number of common and
            common equivalent shares outstanding          8,724,003    9,383,985
See Notes to Consolidated Financial Statements

                      Datastream Systems, Inc. and Subsidiaries

               Consoldiated Statement of Changes in Shareholders' Equity
                          For the period ended March 31, 1997
                                      (unaudited)

                                                       Foreign
                                  Additional           Currency       Total
                         Common   Paid-In   Retained  Translations Stockholders'
                          Stock   Capital   Earnings   Adjustment      Equity


Balance at
  December 31, 1996  $ 91,268  $55,832,034  $(22,798,098) $    -     $33,125,204

  Net income               -            -      1,978,197       -       1,978,197

  Stock options
    exercised             138      112,489            -        -         112,627

  Foreign currency
    translations           -            -             -     372,672      372,672

Balance at
  December 31, 1996  $ 91,406  $55,944,523  $(20,819,901) $ 372,672  $35,588,700

See Notes to Consolidated Financial Statements

                               Datastream Systems, Inc.
                         Consolidated Statements of Cash Flows
                 Three months ended March 31, 1996 and March 31, 1997
                                      (unaudited)
                                                          March 31,   March 31,
                                                             1996        1997
Cash flows from operating activities:
   Net income                                           $ 1,538,917  $ 1,978,198
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                       129,710      458,577
         Amortization of capitalized software
            development costs                               114,766      275,203
         Amortization of goodwill                                -       272,750
         Foreign currency translation adjustment                 -       373,672
         (Gain) Loss on disposal of fixed assets                 -        53,420
         Provision for doubtful accounts                     30,525           -
         Changes in operating assets and liabilities:
            Accounts receivable                           (557,131)  (2,918,021)
            Accrued interest receivable                      78,317      135,867
            Prepaid expenses                               (48,081)    (248,611)
            Inventories                                      12,422       54,665
            Other assets                                   (22,881)    (584,689)
            Accounts payable                                123,220  (1,120,244)
            Other accrued liabilities                      (59,635)  (2,511,796)
            Income taxes payable                            505,000      233,467
            Unearned revenue                                577,521    2,060,701
               Net cash provided by
                 operating activities                     2,422,670  (1,486,841)
Cash flows from investing activities:
   Proceeds from investment                                      -     2,045,000
   Additions to property and equipment                  (1,031,067)    (832,569)
   Capitalized software development costs                 (332,348)    (292,076)
               Net cash used in investing               (1,363,415)      920,355

Cash flows from financing activities:
   Proceeds from exercise of stock options                  315,150      112,627
   Principal payments on long-term debt                     (5,000)  (2,907,269)
               Net cash provided by (used in)
                 financing activities                       310,150  (2,794,642)

Net increase (decrease) in cash and cash equivalents      1,369,405  (3,361,128)
Cash and cash equivalents at beginning of period          1,184,092    6,315,719

Cash and cash equivalents at end of period              $ 2,553,497  $ 2,954,591
See Notes to Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

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

On December 31, 1996, the Company acquired SQL Group, B.V. ("SQL"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K filed with the SEC on April 15, 1997. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

Results for interim periods are not necessarily indicative of results expected for the full year.


B.  Accounting Policies

Net income per share

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include

                    Datastream Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

common shares, stock options using the treasury stock method, and the assumed exercise price of the outstanding warrants to purchase common stock.


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

Overview

     The Company offers a family of "computerized maintenance management systems" ("CMMS") to the maintenance, repair and operations ("MRO") industry, including MP2 (DOS), SideArm for Windows, MP2 for Windows, MP2 for Client Server, MP2 Pro, MP2 Enterprise, MaintainIt, Maintainit Pro and R5 CAMMS. Datastream supports its software products through applications engineering services, including installation, consulting, integration, custom programming and training. Ongoing technical support services are supplied pursuant to renewable annual technical support contracts.

     Financial information for the first quarter of 1997 include the operations of Datastream and its European subsidiary, SQL Group, B. V. ("SQL"), which was acquired December 31, 1996. SQL's financial results from 1996 are not included.

Results of Operations

     Total Revenues. The Company reported higher revenues for the first quarter of 1997. Total revenues increased 112.7% to $14,682,411 in the first quarter of 1997 from $6,901,443 in the first quarter of 1996, due principally to the acquisition of SQL, the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales,
applications   engineering  and  technical  support  service  organizations.

     Product revenues increased 100.1% to $6,148,014 (41.9% of total revenues) in the first quarter of 1997 from $3,072,710 (44.5%) in the first quarter of 1996, as a result of the addition of new products including MP2 Enterprise and Maintain It Pro, the growth in international sales and the impact of the acquisition of SQL.

     Application engineering services revenues increased 132.4% to $5,783,723 (39.4% of total revenues) in the first quarter of 1997 from $2,488,643 (36.1%) in the first quarter 1996. The increase resulted from the addition of application engineering personnel to service expansion of the Company's installed base of systems and the acquisition of SQL.

     Technical support services revenues for the first quarter 1997 increased 105.3% to $2,750,674 (18.7% of revenues) from $1,340,090 (19.4%) in the first quarter of 1996, primarily due to the expansion of the Company's installed base of systems and the acquisition of SQL.

     Cost of Revenues. Cost of revenues increased 180.7% to $5,061,208 (34.5% of total revenues) in the first quarter of 1997, as compared to $1,802,978 (26.1%) in the comparable quarter of 1996. The increase in cost of revenues as a percentage of sales is attributed to increased expenses incurred in the Applications Engineering Department related to salaries and customer reimbursed travel, increased costs of technical support and as a result of the acquisition of SQL.

     Cost of product revenues was 5.7% of total revenues in the first three months of 1997, and 5.3% of total revenues during the same period of 1996. The increase is due to increased amortization of capitalized software costs and increased shipping costs.

     Cost of application engineering services revenues was 24.0% of total revenues during the first three months of 1997, and 17.0% of total revenues during the same period in 1996. The increase as a percentage of total revenues was due to increased personnel and customer reimbursed travel costs.

     Cost of technical support service revenues was 4.7% of total revenues during the first quarter of 1997 and 3.8% of total revenues during the same period in 1996. The increase in cost of technical support services resulted from costs associated with supporting the Company's expanded international customer base.

     Sales and Marketing Expenses. Sales and marketing expenses increased 100.8% to $4,273,471 (29.1% of total revenues) during the first quarter of 1997 from $2,127,715 (30.8%) during the first quarter in 1996, as a result of an increased number of sales personnel, commissions associated with the increase in sales revenue and increased marketing expenses associated with new product introductions.

     Product Development Expenses. Total product development expenditures increased 100.0% to $834,048 (5.7% of total revenues) during the first quarter of 1997 from $417,071 (6.0%) during the same period in 1996. The capitalized portion of these amounts were $292,075 and $332,348, respectively. Giving effect to amounts capitalized, product development expense increased 50.3% to $1,126,123 (7.7%) in the first quarter of 1997 from $749,419 (10.9%) during the same period in 1996. The increase in product development expense resulted from increasing the number of development personnel to support continued development of new products.

     General and Administrative Expenses. General and administrative expenses increased 256.1% to $2,235,040 (15.2% of total revenues) during the first quarter of 1997 from $627,721 (9.1%) in the first quarter of 1996, primarily due to increased salary expense resulting from the acquisition of SQL.

     Miscellaneous Income. Miscellaneous income for the quarter increased to $47,279 in the first quarter of 1996 from $715 in the first quarter of 1996. The increase is primarily due to income realized from the rental of a portion of the Company's building in Greenville, South Carolina.

     Interest Income/(Expense). Interest income decreased to $262,510 in the first quarter of 1997 from $576,138 in the first quarter of 1996, due to lower investment balances realized upon completion of the Company's acquisition of SQL in December 1996. Interest expense increased to $102,449 for the first quarter of 1997 from $894 in the first quarter of 1996 due to the increased debt assumed in the SQL acquisition.

     Tax Rate. The Company's effective tax rate was 20.4% for the first quarter of 1997 as compared to 38.5% for the first quarter of 1996. The lower tax rate was due to a one-time benefit for certain items relating to the acquisition of SQL.

     Net Income. Net income increased 28.5% to $1,978,198 (13.5% of total revenues) in the first quarter of 1997 from $1,538,917 (22.3%) in the first quarter of 1996.

Liquidity and Capital Resources

     The Company has funded its activities entirely from cash generated from operations. The Company ended its first quarter of 1997 with $2,954,591 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U. S. Government securities in similar U. S. Government securities.


     The acquisition of SQL was completed for $31 million, $17 million in cash and $14 million in stock issued pursuant to Regulation S. In connection with the acquisition, the Company also deposited into escrow an additional $3 million in stock, and assumed certain of SQL's outstanding liabilities. Following the acquisition, SQL long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities. Approximately $1.7 million of SQL's long-term debt remains, of which approximately $800,000 is scheduled to be repaid by the end of 1997.


      The Company's principal commitments as of March 31, 1997, consisted primarily of long term debt assumed in the acquisition of SQL Systems, and there were no material commitments for capital expenditures. The Company completed its initial public offering in April 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $389,787) of $13,950,000. Proceeds from the offering were invested in U.S. Government securities. The Company completed its secondary public offering in October 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $255,064) of $25,400,000. Proceeds from the offering were invested in U.S. Government securities. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and the proceeds of the Company's most recent public offering will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


            Not Applicable

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

            Not Applicable

Item 5.      Other Information

            Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

            a)    Reports on Form 8-K

            b)    Exhibits

                  27    Financial Data Schedule

a)    Form 8-K:

The Company filed a Current Report on Form 8-K on January 10, 1997, as amended by Amendment No. 1 on Form 8-K/A filed March 18, 1997, to report the Company's acquisition of all of the capital sotck and equity interests of SQL on December 31, 1996.

      1)    Financial Statements of Businesses Acquired

      The following financial statements of SQL were filed with the Company's Current Report on Form 8-K:

            SQL Systems Group Annual Report

            Director's Report

            Consolidated balance sheet as of December 31, 1996

            Consolidated statement of earnings for the year ended December 31, 1996 and 1995

            Notes to the consolidated Balance sheet and statement of earnings

            Parent company balance sheet as of December 31, 1996

            Parent company statement of operations for 1996

            Notes to the parent company balance sheet

            Allocation of result

            Report of Deloitte & Touche, Registered Accountants

            United States Generally Accepted Accounting Principles (US GAAP) reconciliation

      2)    Pro Forma Financial Information:

      The following pro forma financial information was filed with the Company's Current Report on 8-K:

            Pro Forma Combined Balance Sheet as of September 30, 1996

            Pro Forma Combined Statement of Operations for the year ended December 31, 1995

            Pro Forma Combined Statement of Operations for nine months ended September 30, 1996

            Notes to Pro Forma Combined Financial Statements

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Datastream Systems, Inc.


                                    /s/   Daniel H. Christie
Date:   05/15/97                    ______________________
                                    Daniel H. Christie
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer)