Form 10-Q
period 1997-06-30
DATASTREAM SYSTEMS INC
filed 1997-08-14
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                               FORM 10-Q

(Mark One)
__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable
date:   JUNE 30, 1997    9,175,317 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                       Quarter ended June 30, 1997

                                  Index

                                                                        Page No.

Part I.    Consolidated Financial Information

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheet-  June 30, 1997
                Assets                                                3
                Liabilities and Owners Equity                         4

           Consolidated Income Statement -
                for the Three Months ended June 30,  1996 and 1997    5

           Consolidated Income Statement -
                for the Six Months ended June 30, 1996 and 1997       6

           Consolidated Statement of Changes in Stockholders Equity -
                for the Six Months ended June 30, 1997                7

           Consolidated Statement of Cash Flows -
                for the Six Months ended June 30, 1996 and 1997       8

           Notes to the Consolidated Financial Statements             9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11

Item 3.    Quantitative and Qualitative Disclosures About             14
           Market Risk


Part II.   Other Information                                          15


Signature                                                             17

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                                     December 31,      June 30,
                                                        1996             1997
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                          $6,315,719     $1,593,857
   Accounts receivable, net of allowance for
      doubtful accountsof $835,000 and $835,000,
       respectively                                   11,725,928     15,544,346
   Investments held to maturity                       13,011,856     11,344,010
   Accrued interest receivable                           221,827        246,665
   Prepaid expenses                                      586,647        938,918
   Inventories                                           324,018        381,451
   Deferred income taxes                                 395,000        395,000
   Other assets                                        1,961,496      3,131,922
                                                       ---------      ---------
        Total current assets                          34,542,491     33,576,169

Investments held to maturity                           4,547,220      4,549,625

Property and equipment
   Land                                                  465,981        467,081
   Building                                            4,371,113      4,512,344
   Computer equipment                                  4,719,340      6,174,798
   Furniture and fixtures                                930,226      1,148,819
                                                         -------      ---------
                                                      10,486,660     12,303,042
   Less accumulated depreciation                       1,794,337      2,735,369
                                                       ---------      ---------
        Net property and equipment                     8,692,323      9,567,673

Goodwill                                               7,636,748      7,091,510

Capitalized software development costs,
   net of accumulated amortization of
   $1,197,177 and $1,832,742, respectively             2,158,436      2,364,926
                                                       ---------      ---------

        Total assets                                 $57,577,218    $57,149,903
                                                     ===========    ===========

See notes to Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                      Liabilities and Stockholders' Equity

                                                     December 31,      June 30,
                                                        1996             1997
                                                                     (unaudited)
Current liabilities:
   Accounts payable                                   $4,403,205     $3,406,731
   Other accrued liabilities                           9,139,078      4,860,400
   Income taxes payable                                  743,707      1,362,364
   Current portion of long-term debt                   1,507,274        877,154
   Unearned revenue                                    5,116,007      6,650,713
                                                       ---------      ---------
        Total current liabilities                     20,909,271     17,157,362

Long-term debt, less current portion                   2,892,743        877,595
Deferred income taxes                                    650,000        650,000
                                                         -------        -------
        Total liabilities                             24,452,014     18,684,957

Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000 shares
     authorized; none outstanding                            -             -

   Common stock, $.01 par value,  15,000,000 shares authorized;  9,126,789 share issued and outstanding at December 31, 1996, 9,175,317 shares issued and
     outstanding at June 30, 1997                         91,268         91,753

   Additional paid-in capital                         55,832,034     56,248,224
   Foreign currency translation adjustment                   -          386,784
   Retained earnings                                 (22,798,098)   (18,261,815)
                                                     -----------    -----------
        Total stockholders' equity                    33,125,204     38,464,946
                                                      ----------     ----------
        Total liabilities and stockholders' equity   $57,577,218    $57,149,903
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
                 Three months ended June 30, 1996 and 1997

                                                       June 30,       June 30,
                                                        1996           1997

Revenues:
   Product                                        $   3,259,003   $   6,851,481
   Professional service                               2,813,422       6,906,989
   Support                                            1,631,996       3,055,072
                                                      ---------       ---------
      Total revenues                                  7,704,421      16,813,542

Cost of revenues:
   Cost of product revenues                             492,366         695,018
   Cost of professional service revenues              1,441,690       3,711,625
   Cost of support revenues                             261,290       1,090,255
                                                        -------       ---------
      Total cost of revenues                          2,195,346       5,496,898
                                                      ---------       ---------
      Gross profit                                    5,509,075      11,316,644

Operating expenses:
   Sales and marketing                                2,234,022       4,693,891
   Product development                                  301,334       1,036,163
   General and administrative                           866,965       1,772,657
                                                        -------       ---------
      Total operating expenses                        3,402,321       7,502,711
                                                      ---------       ---------
      Operating income                                2,106,754       3,813,933

Other income (expense):
   Interest income                                      571,117         246,350
   Interest expense                                      (1,860)        (35,713)
   Other                                                 11,359          71,343
                                                         ------          ------
      Net other income                                  580,616         281,980
                                                        -------         -------
      Income before income taxes                      2,687,370       4,095,913

Income taxes                                          1,036,500       1,495,026
                                                      ---------       ---------
Net income                                          $ 1,650,870     $ 2,600,887
                                                    ===========     ===========

Per share data:
   Net income                                       $       .19     $       .28
                                                    ===========     ===========
   Weighted average number of common and
      common equivalent shares outstanding            8,908,755       9,376,892
                                                      =========       =========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
                 Six months ended June 30, 1996 and 1997

                                                       June 30,       June 30,
                                                        1996           1997

Revenues:
   Product                                        $   6,331,712  $   12,999,496
   Professional service                               5,302,065      12,690,712
   Support                                            2,972,086       5,805,747
                                                      ---------       ---------
      Total revenues                                 14,605,863      31,495,955

Cost of revenues:
   Cost of product revenues                             854,829       1,538,982
   Cost of professional service revenues              2,617,721       7,241,598
   Cost of support revenues                             525,773       1,777,527
                                                        -------       ---------
      Total cost of revenues                          3,998,323      10,558,107
                                                      ---------      ----------
      Gross profit                                   10,607,540      20,937,848

Operating expenses:
   Sales and marketing                                4,361,737       8,967,363
   Product development                                  718,406       1,870,211
   General and administrative                         1,494,685       4,007,697
                                                      ---------       ---------
      Total operating expenses                        6,574,828      14,845,271
                                                      ---------      ----------
      Operating income                                4,032,712       6,092,577

Other income (expense):
   Interest income                                     1,147,255        508,860
   Interest expense                                       (2,755)      (138,162)
   Other                                                  12,074        118,623
                                                          ------        -------
      Net other income                                 1,156,574        489,321
                                                       ---------        -------

      Income before income taxes                       5,189,286      6,581,898

Income taxes                                           1,999,500      2,002,812
                                                       ---------      ---------
Net income                                           $ 3,189,786    $ 4,579,086
                                                     ===========    ===========

Per share data:
   Net income                                        $       .36    $       .49
                                                     ===========    ===========
  Weighted average number of common and
      common equivalent shares outstanding             8,816,379      9,380,438
                                                       =========      =========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

               Statement of Changes in Stockholders' Equity
                               (unaudited)


                    For the period ended June 30, 1997


                                                        Foreign
                               Additional              Currency        Total
                       Common   Paid-In  Retained   Translations   Stockholders'
                        Stock   Capital  Earnings     Adjustment       Equity


Balance at
 December 31, 1996  $ 91,268 $55,832,034  $(22,798,098) $    -       $33,125,204

Net income               -         -         4,579,086       -         4,579,086

Stock options
 exercised               430     331,437          -          -           331,867

Shares issued for
 Employee Stock
 Purchase Plan            55      84,753          -          -            84,808

Foreign currency
 translations             -        -           (42,803)   386,784        343,981


Balance at
 June 30, 1997      $ 91,753 $56,248,224  $(18,261,815)  $386,784    $38,464,946
                     ======== ===========  ============  ========    ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                         Statements of Cash Flows
                               (unaudited)

             Six months ended June 30, 1996 and June 30, 1997

                                                      June 30,       June 30,
                                                        1996           1997

Cash flows from operating activities:
   Net income                                     $   3,189,786  $    4,579,086
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                      277,720         986,630
      Amortization of capitalized software
       development costs                                225,737         581,345
      Amortization of goodwill                              -           545,500
      Foreign currency translation adjustment               -          343,981
      Loss on disposal of fixed assets                      -           53,430
      Provision for doubtful accounts                    86,525             -
      Changes in operating assets and liabilities:
       Accounts receivable                           (1,246,770)     (3,818,418)
       Accrued interest receivable                      (94,642)        (24,839)
       Prepaid expenses                                (184,279)       (352,271)
       Inventories                                      (70,146)        (57,433)
       Other assets                                     (32,058)     (1,170,427)
       Accounts payable                                 311,243        (996,474)
       Other accrued liabilities                       (102,983)     (4,278,673)
       Income taxes payable                            (142,333)        618,656
       Unearned revenue                                 797,847       1,534,707
                                                        -------       ---------
       Net cash provided by (used in)
          operating activities                         3,015,647     (1,455,200)
                                                       ---------     ----------
Cash flows from investing activities:
   Proceeds from investments                             736,887      1,681,341
   Additions to property and equipment                (2,384,803)    (1,877,354)
   Capitalized software development costs               (900,616)      (842,056)
                                                        --------       --------
       Net cash used in investing activities          (2,548,532)    (1,038,069)
                                                      ----------     ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options               825,705        416,675
   Proceeds from line of credit                               -        600,000
   Principal payments on long-term debt                   (8,333)    (3,245,268)
                                                          ------     ----------
       Net cash provided by (used in)
          financing activities                           817,372     (2,228,593)
                                                         -------     ----------
Net increase (decrease) in cash and
     cash equivalents                                  1,284,487     (4,721,862)
Cash and cash equivalents at
     beginning of period                               1,184,092      6,315,719
                                                       ---------      ---------

Cash and cash equivalents at end of period          $  2,468,579   $  1,593,857
                                                    ============   ============
See Notes to Consolidated Financial Statements

               Datastream Systems, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements


1)  Summary of significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream- software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in the United Kingdom, Latin America, Malaysia, Australia and South Africa.

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


C.  Public Offering of Common Stock

On April 5, 1995, the Company closed its initial public offering of 1,633,000 shares of common stock (633,000 of which were sold by existing shareholders) for $15.00 per share before giving effect to the two for one stock split referred to in the following paragraph. The Company invested the net proceeds of approximately $13.95 million from the offering in U.S. Government securities.

Effective September 12, 1995, the Company completed a two for one stock split effected in the form of a stock dividend. All references in the accompanying consolidated financial statements to the number of shares have been presented to reflect this stock split.

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

Overview

    The Company offers a family of "computerized maintenance management systems" ("CMMS") to the maintenance, repair and operations ("MRO") industry, including MP2 Pro, MP2 Enterprise, Maintainit, Maintainit Pro and R5 CAMMS. These products serve the desktop, client-server and enterprise-wide networking environments. Datastream supports its software products through professional services, including installation, consulting, integration, custom programming and training. Ongoing technical support services are supplied pursuant to renewable annual technical support contracts.

    Financial information for 1997 includes the operations of Datastream and its European subsidiary, SQL Group, B. V. ("SQL"), which was acquired December 31, 1996. SQL's financial results from 1996 are not included. The acquisition of SQL has resulted in the mix of products and costs of providing professional and support services to change. These changes are most evident in product and services gross profit margins.

Results of Operations

    Total Revenues. The Company reported higher revenues for the second quarter of 1997. Total revenues increased 118% to $16,813,542 in the second quarter of 1997 from $7,704,421 in the second quarter of 1996, due principally to the acquisition of SQL, the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations. Total revenues increased 116% to $31,495,955 during the first six months of 1997 from $14,605,863 in the first six months of 1996.

    Product revenues increased 110% to $6,851,481 (41% of total revenues) in the second quarter of 1997 from $3,259,003 (42% of total revenues) in the second quarter of 1996, as a result of the growth in new product sales including MP2 Enterprise and Maintainit Pro, the growth in international sales and the impact of the SQL acquisition. Product revenues increased 105% to $12,999,496 (41% of total revenues) in the first six months from $6,331,712 (43% of total revenues) in the first six months of 1996.

    Professional service revenues increased 146% to $6,906,989 (41% of total revenues) in the second quarter of 1997 from $2,813,422 (37% of total revenues) in the second quarter 1996. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems and the acquisition of SQL. Professional service revenues increased 139% to $12,690,712 (40% of total revenues) in the first six months of 1997 from $5,302,065 (37% of total revenues) in the first six months of 1996.

    Technical support services revenues for the second quarter 1997 increased 87% to $3,055,072 (18% of total revenues) from $1,631,996 (21% of total revenues) in the second quarter of 1996, primarily due to the expansion of the Company's installed base of systems and the acquisition of SQL. Technical support services revenues increased 95% to $5,805,747 (18% of total revenues) in the first six months of 1997 from $2,972,086 (20% of total revenues) in the first six months of 1996.

    Cost of Revenues. Cost of revenues increased 150% to $5,496,898 (33% of total revenues) in the second quarter of 1997, as compared to $2,195,346 (29% of total revenues) in the comparable quarter of 1996. The increase in cost of revenues as a percentage of sales is attributed to the one time impact of the cost of the company's annual users conference, the shipment of updates for MP2 Pro and R5 CAMMS, and increased expenses incurred in the Applications Engineering and Support Departments related to salaries and customer reimbursed travel.

    Cost of revenues increased 164% to $10,558,107 (34% of total revenues) during the first six months of 1997 from $3,998,323 (27% of total revenues) in the first six months of 1996.

    Cost of product revenues was 4% of total revenues in the second quarter of 1997, and 6% of total revenues during the same period of 1996. The decrease was due to decreased costs of packaging related items.

    Cost of professional service revenues was 22% of total revenues during the second quarter of 1997, and 19% of total revenues during the same period in 1996. The increase as a percentage of total revenues was due to the one time impact of the cost of the annual technical users conference and increased personnel and customer reimbursed travel costs.

    Cost of technical support service revenues was 6% of total revenues during the second quarter of 1997 and 3% of total revenues during the same period in 1996. The increase as percentage of total revenue was due to increases in support personnel to support the company's expanded installed base, salaries and the acquisition of SQL.

    Sales and Marketing Expenses. Sales and marketing expenses increased 110% to $4,693,891 (28% of total revenues) during the second quarter of 1997 from $2,234,022 (29% of total revenues) during the second quarter in 1996, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue, increased marketing expenses associated with new product introductions and the acquisition of SQL. Sales and marketing expenses increased 106% to $8,967,363 (29% of total revenues) in the first six months of 1997 from $4,361,737 (30% of total revenues) in the first six months of 1996.

    Product Development Expenses. Total product development expenditures increased 82% to $1,586,143 (9% of total revenues) during the second quarter of 1997 from $869,592 (11% of total revenues) during the same period in 1996. The capitalized portion of these amounts were $549,980 and $568,258, respectively. Giving effect to amounts capitalized, product development expense increased 244% to $1,036,163 (6% of total revenues) in the second quarter of 1997 from $301,334 (4% of total revenues) during the same period in 1996. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of R5 CAMMS, foreign language development and other new products

    Total product development expenditures increased 68% to $2,712,226 (9% of total revenues) during the first half of 1997 from $1,619,011 (11% of total revenues) during the same period in 1996. The capitalized portion of these amounts were $842,055 and $900,605, respectively. Giving effect to amounts capitalized, product development expense increased 244% to $1,870,211 (6% of total revenues) in the first half of 1997 from $718,406 (5% of total revenues) during the same period in 1996.

    General and Administrative Expenses. General and administrative expenses increased 104% to $1,772,657 (10% of total revenues) during the second quarter of 1997 from $866,965 (11% of total revenues) in the second quarter of 1996, primarily due to increased salaries and related costs attributable to the acquisition of SQL. General and administrative expenses increased 168% to $4,007,697 (13% of total revenues) during the first half of 1997 from $1,494,685 (10% of total revenues) in the first half of 1996 due to the acquisition of SQL.

    Miscellaneous Income. Miscellaneous income increased to $71,343 in the second quarter of 1997 from $11,359 in the second quarter of 1996. The increase was due to rental income generated from leasing a portion of the

Company's building in Greenville, South Carolina in the second quarter of 1997. Miscellaneous income increased to $118,623 in the first half of 1997 from $12,074 in the first half of 1996.

    Interest Income/(Expense). Interest income decreased to $246,350 in the second quarter of 1997 from $571,117 in the second quarter of 1996, due to lower investment balances realized upon completion of the SQL acquisition in December 1996. Interest expense increased to $35,713 in the second quarter of 1997 from $1,860 in the second quarter of 1996, due to debt assumed in the SQL acquisition. Interest income decreased to $508,860 in the first half of 1997 from $1,147,255 in the first half of 1996. Interest expense increased to $138,162 in the first half of 1997 from $2,755 in the first half of 1996.

    Tax Rate. The Company's effective tax rate was 36.5% for the second quarter of 1997 as compared to 38.5% for the second quarter of 1996. The Company's effective tax rate was 31% in the first half of 1997 as compared to 38.5% in the first half of 1996.

    Net Income. Net income increased 58% to $2,600,887 (16% of total revenues) in the second quarter of 1997 from $1,650,870 (21% of total revenues) in the second quarter of 1996. Net income increased 44% to $4,579,086 (15% of total revenues) in the first half of 1997 from $3,189,786 (22% of total revenues) in the first half of 1996.

Liquidity and Capital Resources

    The Company has funded its activities entirely from cash generated from operations. The Company ended its second quarter of 1997 with $ 1,593,857 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

    The Company completed renovating and assumed occupancy of its new offices at 50 Datastream Plaza, Greenville, SC 29605 during April 1996.

    The acquisition of SQL was completed for $31 million, $17 million in cash and $14 million in stock issued pursuant to Regulation S. In connection with the acquisition, the Company also deposited into escrow an additional $3 million in stock, and assumed certain of SQL's outstanding liabilities. Following the acquisition, SQL's long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities. Approximately $1.7 million of SQL's long-term debt remains, of which approximately $800,000 is scheduled to be repaid by the end of 1997.

      In July 1997, the Company made a $2 million investment in Distinction Software, Inc. ("Distinction") This investment represents less than 20% of the outstanding equity interests of
Distinction.

      The Company's principal commitments as of June 30, 1997, consisted primarily of long term debt assumed in the acquisition of SQL, and there were no material commitments for capital expenditures. The Company completed its initial public offering in April 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $389,787) of $13,950,000. Proceeds from the offering were invested in U.S. Government securities. The Company completed its secondary public offering in October 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $255,064) of $25,400,000. Proceeds from the offering were invested in U.S. Government securities. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and the proceeds of the Company's most recent public offering will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

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

1. The following class of directors was elected to serve on a three-year term expiring in 2000.

                                       Shares              Shares
                                         FOR              WITHHOLD
Class I:
      Kenneth D. Tracy             7,295,776              16,667

2. The stockholders approved the Company's Amended and Restated 1995 Stock Option Plan.

                                       Shares    Shares    Shares
                                         FOR     AGAINST   ABSTAIN

                                      5,141,079  454,938   21,117

Item 5.         Other Information

           Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

              (a)     Exhibits

           10        Preferred Stock Purchase Agreement between
Distinction and Datastream
           27        Financial Data Schedule

           (b)  Reports on Form 8-K

b)    Form 8-K:

The Company filed a Current Report on Form 8-K on January 10, 1997, as amended by Amendment No. 1 on Form 8-K/A filed March 18, 1997, to report the Company's acquisition of all of the capital stock and equity interests of SQL on December 31, 1996.

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

            United States Generally Accepted Accounting Principles (US GAAP)reconciliation

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



                               Datastream Systems, Inc.


                             /s/ Daniel H. Christie
Date:   08/14/97                    ______________________
                               Daniel H. Christie
                               Chief Financial Officer (principal
                                financial and accounting officer)