Form 10-Q
period 1997-09-30
DATASTREAM SYSTEMS INC
filed 1997-11-07
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                               FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1997

                                   OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from
                    ________________to_________________


                   COMMISSION FILE NUMBER:   000-25590


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable
date:   SEPTEMBER 30, 1997    9,270,810 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                     Quarter ended September 30, 1997

                                  Index

                                                                        Page No.

Part I.    Consolidated Financial Information

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets - December 31, 1996 and
                September 30, 1997
                Assets                                                3
                Liabilities and Stockholders' Equity                  4

           Consolidated Statements of Income -
                for the Three Months ended
                    September 30,1996 and 1997                        5

           Consolidated Statements of Income -
                for the Nine Months ended
                    September 30,1996 and 1997                        6

           Consolidated Statement of Changes in
               Stockholders' Equity - for the Nine Months
                    ended September 30, 1997                          7

           Consolidated Statement of Cash Flows -
                for the Nine Months ended
                    September 30, 1996 and 1997                       8

           Notes to the Consolidated Financial Statements             9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11

Item 3.    Quantitative and Qualitative Disclosures About             14
           Market Risk


Part II.   Other Information                                          15


Signature                                                             17

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                   Assets

                                                    December 31, September 30,
                                                       1996           1997
                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                         $6,315,719    $1,149,670
   Accounts receivable, net of allowance for
     doubtful accounts of $835,000 and
          $835,000, respectively                     11,725,928    18,474,729
   Investments held to maturity                      13,011,856    10,292,437
   Accrued interest receivable                          221,827        95,487
   Prepaid expenses                                     586,647       820,020
   Inventories                                          324,018       308,453
   Deferred income taxes                                395,000       395,000
   Other assets                                       1,961,496     3,909,439
                                                      ---------     ---------
        Total current assets                         34,542,491    35,445,235

Investments held to maturity                          4,547,220     5,911,737

Property and equipment
   Land                                                 465,981       500,981
   Building                                           4,371,113     4,603,447
   Computer equipment                                 4,719,340     7,148,080
   Furniture and fixtures                               930,226     1,172,521
                                                        -------     ---------
                                                     10,486,660    13,425,029
   Less accumulated depreciation                      1,794,337     3,252,188
                                                      ---------     ---------
        Net property and equipment                    8,692,323    10,172,841

Goodwill                                              7,636,748     6,818,760

Capitalized software development costs, net of
 accumulated amortization of $1,197,177 and
     $2,239,941, respectively                         2,158,436     2,709,530
                                                      ---------     ---------

        Total assets                                $57,577,218   $61,058,103
                                                    ===========   ===========

See notes to Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Continued)
                    Liabilities and Stockholder' Equity

                                                    December 31, September 30,
                                                       1996           1997
                                                                  (unaudited)
 Current liabilities:
   Accounts payable                                  $4,403,205    $3,278,351
   Other accrued liabilities                          9,139,078     4,539,232
   Income taxes payable                                 743,707     1,585,105
   Current portion of long-term debt                  1,507,274       668,718
   Unearned revenue                                   5,116,007     6,692,200
                                                      ---------     ---------
        Total current liabilities                    20,909,271    16,763,606

Long-term debt, less current portion                  2,892,743       849,171
Deferred income taxes                                   650,000       650,000
                                                        -------       -------
        Total liabilities                            24,452,014    18,262,777

Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized;                           -              -
      none outstanding
   Common stock, $.01 par value, 15,000,000 shares       91,268        92,707
      authorized; 9,126,789 share issued and
      outstanding at December 31, 1996, 9,270,810 shares
      issued and outstanding at September 30, 1997
   Additional paid-in capital                        55,832,034    57,585,733
   Foreign currency translation adjustment                  -         452,149
   Retained earnings                                (22,798,098)  (15,335,263)
                                                    -----------   -----------
        Total stockholders' equity                   33,125,204    42,795,326
                                                     ----------    ----------
        Total liabilities and stockholders' equity  $57,577,218   $61,058,103
                                                    ===========   ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                    Consolidated Statements of Income
                               (unaudited)
              Three months ended September 30, 1996 and 1997

                                              September 30,      September 30,
                                                  1996                1997

Revenues:
   Product                                $   3,651,553          $  8,194,800
   Professional service                       3,069,642             6,187,778
   Support                                    1,542,707             3,017,597
                                              ---------             ---------
      Total revenues                          8,263,902            17,400,175

Cost of revenues:
   Cost of product revenues                     472,718               745,550
   Cost of professional service revenues      1,715,819             3,738,612
   Cost of support revenues                     258,314             1,134,280
                                                -------             ---------
      Total cost of revenues                  2,446,851             5,618,442
                                              ---------             ---------
      Gross profit                            5,817,051            11,781,733

Operating expenses:
   Sales and marketing                        2,268,547             4,604,504
   Product development                          357,707             1,180,355
   General and administrative                   805,640             1,522,411
                                                -------             ---------
      Total operating expenses                3,431,894             7,307,270

      Operating income                        2,385,157             4,474,463

Other income (expense):
   Interest income                              579,903               198,571
   Interest expense                                (923)              (48,792)
   Other                                         11,425                99,658
                                                 ------                ------
      Net other income                          590,405               249,437
                                                -------               -------
      Income before income taxes              2,975,562             4,723,900

Income taxes                                  1,145,500             1,748,000
                                              ---------             ---------
Net income                                  $ 1,830,062           $ 2,975,900
                                            ===========           ===========
Per share data:
   Net income                               $       .21           $       .31
                                            ===========           ===========
   Weighted average number of common and
      common equivalent shares outstanding    8,919,505             9,717,080

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                    Consolidated Statements of Income
                               (unaudited)
              Nine months ended September 30, 1996 and 1997

                                              September 30,      September 30,
                                                  1996                1997

Revenues:
   Product                                $   9,983,265        $   21,194,296
   Professional service                       8,371,707            18,878,489
   Support                                    4,514,793             8,823,343
                                              ---------             ---------
      Total revenues                         22,869,765            48,896,128

Cost of revenues:
   Cost of product revenues                   1,327,546             2,284,532
   Cost of professional service revenues      4,333,540            10,980,210
   Cost of support revenues                     784,087             2,911,807
                                                -------             ---------
      Total cost of revenues                  6,445,173            16,176,549
                                              ---------            ----------
      Gross profit                           16,424,592            32,719,579

Operating expenses:
   Sales and marketing                        6,630,284            13,571,866
   Product development                        1,076,112             3,050,566
   General and administrative                 2,300,326             5,530,108
                                              ---------             ---------
      Total operating expenses               10,006,722            22,152,540

      Operating income                        6,417,870            10,567,039

Other income (expense):
   Interest income                            1,727,158               707,431
   Interest expense                              (3,678)             (186,954)
   Other                                         23,499               218,281
                                                 ------               -------
      Net other income                        1,746,979               738,758
                                              ---------               -------
      Income before income taxes              8,164,849            11,305,797

Income taxes                                  3,145,000             3,750,812
                                              ---------             ---------
Net income                                  $ 5,019,849           $ 7,554,985
                                            ===========           ===========
Per share data:
   Net income                               $       .57           $       .80
                                            ===========           ===========
   Weighted average number of common and
      common equivalent shares outstanding    8,850,754             9,492,652

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

        Consolidated Statement of Changes in Stockholders' Equity
                               (unaudited)


               For the nine months ended September 30, 1997


                                                        Foreign
                            Additional                  Currency       Total
                      Common  Paid-In      Retained   Translations Stockholders'
                      Stock   Capital      Earnings    Adjustment      Equity


Balance at
 December 31, 1996  $ 91,268  $55,832,034 $(22,798,098)$     -      $33,125,204

Net income               -            -      7,554,985       -        7,554,985

Stock options
 exercised             1,344    1,616,016          -         -        1,617,360

Shares issued for
 Employee Stock
 Purchase Plan            95      137,683          -         -          137,778

Foreign currency
 translations            -            -        (92,150)  452,149        359,999


Balance at
 June 30, 1997      $ 92,707  $57,585,733 $(15,335,263) $452,149    $42,795,326
                    ========  =========== ============  ========    ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                               (unaudited)

       Nine months ended September 30, 1996 and September 30, 1997

                                               September 30,     September 30,
                                                   1996               1997
Cash flows from operating activities:
   Net income                                  $  5,019,848      $  7,554,985
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                  613,123         1,590,698
      Amortization of capitalized software
       development costs                            350,519           988,544
      Amortization of goodwill                          -             818,251
      Foreign currency translation adjustment           -             334,538
      Loss on disposal of fixed assets                 (213)           45,037
      Provision for doubtful accounts               135,525               -
      Changes in operating assets and liabilities:
       Accounts receivable                       (2,082,302)       (6,748,801)
       Accrued interest receivable                  493,070           126,340
       Prepaid expenses                            (118,812)         (233,374)
       Inventories                                  (10,408)           15,565
       Other assets                                 (84,392)       (1,947,944)
       Accounts payable                             365,366        (1,124,848)
       Other accrued liabilities                    (80,999)       (4,619,847)
       Income taxes payable                         284,918           841,397
       Unearned revenue                             660,708         1,576,194
                                                    -------         ---------
       Net cash provided by (used in)
          operating activities                    5,545,951          (783,265)
Cash flows from investing activities:
   Net proceeds from investments                    220,252         1,370,801
   Additions to property and equipment           (2,974,781)       (3,111,340)
   Proceeds from the sale of equipment                9,000            58,644
   Capitalized software development costs        (1,632,414)       (1,593,909)
                                                 ----------        ----------
       Net cash used in investing activities     (4,377,943)       (3,275,804)

Cash flows from financing activities:
   Proceeds from exercise of stock options          838,574         1,755,148
   Proceeds from line of credit                         -             400,000
   Principal payments on long-term debt             (15,000)       (3,262,128)
                                                    -------        ----------
       Net cash provided by (used in)
          financing activities                      823,574        (1,106,980)

Net increase (decrease) in
     cash and cash equivalents                    1,991,582        (5,166,049)
Cash and cash equivalents at
     beginning of period                          1,184,092         6,315,719
                                                  ---------         ---------
Cash and cash equivalents at end of period     $  3,175,674      $  1,149,670
                                               ============      ============

See Notes to Consolidated Financial Statements

               Datastream Systems, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements


1)  Summary of significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in the Canada, United Kingdom, The Netherlands, France, Mexico, Brazil, Argentina, Venezuela, Peru, Malaysia, Korea, Australia and South Africa.

On December 31, 1996, the Company acquired SQL Group, B.V. ("SQL"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K filed with the SEC on April 15, 1997 and the Company's Form 10-Q filed with the SEC on August 15, 1997. Other than as indicated herein, there have been no significant changes from the financial data published in those reports. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

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

On October 3, 1995, the Company closed a second public offering of 2,000,000 shares of common stock for $22.25 per share (1,085,670 of such shares were sold by existing shareholders). The Company invested the net proceeds of approximately $19.12 million from the offering in U.S. Government securities. In conjunction with the second offering, on October 17, 1995, the Company closed on the over-allotment option of 300,000 shares of common stock. The Company invested the net proceeds of approximately $6.28 million from the over-allotment option in U.S. Government securities.

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

Results of Operations

    Total Revenues. The Company reported higher revenues for the third quarter of 1997. Total revenues increased 111% to $17,400,175 in the third quarter of 1997 from $8,263,902 in the third quarter of 1996, due principally to the acquisition of SQL, the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations. Total revenues increased 114% to $48,896,128 during the first nine months of 1997 from $22,869,765 in the first nine months of 1996.

    Product revenues increased 124% to $8,194,800 (47% of total revenues) in the third quarter of 1997 from $3,651,553 (44% of total revenues) in the third quarter of 1996, as a result of the growth in new product sales including MP2 Enterprise and Maintainit Pro, the growth in international sales and the impact of the SQL acquisition. Product revenues increased 112% to $21,194,296 (43% of total revenues) in the first nine months of 1997 from $9,983,265 (44% of total revenues) in the first nine months of 1996.

    Professional service revenues increased 102% to $6,187,778 (36% of total revenues) in the third quarter of 1997 from $3,069,642 (37% of total revenues) in the third quarter 1996. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems and the acquisition of SQL. Professional service revenues increased 126% to $18,878,489 (39% of total revenues) in the first nine months of 1997 from $8,371,707 (37% of total revenues) in the first nine months of 1996.

    Technical support services revenues for the third quarter 1997 increased 96% to $3,017,597 (17% of total revenues) from $1,542,707 (19% of total revenues) in the third quarter of 1996, primarily due to the expansion of the Company's installed base of systems and the acquisition of SQL. Technical support services revenues increased 95% to $8,823,343 (18% of total revenues) in the first nine months of 1997 from $4,514,793 (20% of total revenues) in the first nine months of 1996.

    Cost of Revenues. Cost of revenues increased 130% to $5,618,442 (32% of total revenues) in the third quarter of 1997, as compared to $2,446,851 (30% of total revenues) in the comparable quarter of 1996. The increase in cost of revenues as a percentage of sales is attributed to the shipment of updates for MP2 Pro and increased expenses incurred in the Applications Engineering and Support Departments related to salaries and customer reimbursed travel.

    Cost of revenues increased 151% to $16,176,549 (33% of total revenues) during the first nine months of 1997 from $6,445,173 (28% of total revenues) in the first nine months of 1996.

    Cost of product revenues was 4% of total revenues in the third quarter of 1997, and 6% of total revenues during the same period of 1996. The decrease was due to decreased costs of shipping and packaging related items.

    Cost of professional service revenues was 22% of total revenues during the third quarter of 1997, and 21% of total revenues during the same period in 1996. The increase as a percentage of total revenues was due to increased personnel and customer reimbursed travel costs.

    Cost of technical support service revenues was 6% of total revenues during the third quarter of 1997 and 3% of total revenues during the same period in 1996. The increase as percentage of total revenue was due to increases in support personnel to support the company's expanded installed base, salaries, the cost of updates provided to MP2 Pro customers under the terms of technical support agreements and the acquisition of SQL.

    Sales and Marketing Expenses. Sales and marketing expenses increased 103% to $4,604,504 (26% of total revenues) during the third quarter of 1997 from $2,268,547 (27% of total revenues) during the third quarter in 1996, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue, increased marketing expenses associated with new product introductions and the acquisition of SQL. Sales and marketing expenses increased 105% to $13,571,866 (28% of total revenues) in the first nine months of 1997 from $6,630,284 (29% of total revenues) in the first nine months of 1996.

    Product Development Expenses. Total product development expenditures increased 77% to $1,932,207 (11% of total revenues) during the third quarter of 1997 from $1,089,505 (13% of total revenues) during the same period in 1996. The capitalized portion of these amounts were $751,852 and $731,798, respectively. Giving effect to amounts capitalized, product development expense increased 230% to $1,180,355 (7% of total revenues) in the third quarter of 1997 from $357,707 (4% of total revenues) during the same period in 1996. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of R5 CAMMS, foreign language development and other new products.

    Total product development expenditures increased 72% to $4,644,473 (9% of total revenues) during the first nine months of 1997 from $2,708,516 (12% of total revenues) during the same period in 1996. The capitalized portion of these amounts were $1,593,908 and $1,632,404, respectively. Giving effect to amounts capitalized, product development expense increased 184% to $3,050,566 (6% of total revenues) in the first nine months of 1997 from $1,076,112 (5% of total revenues) during the same period in 1996.

    General and Administrative Expenses. General and administrative expenses increased 89% to $1,522,411 (9% of total revenues) during the third quarter of 1997 from $805,640 (10% of total revenues) in the third quarter of 1996, primarily due to increased salaries and related costs attributable to the acquisition of SQL. General and administrative expenses increased 140% to $5,530,108 (11% of total revenues) during the first nine months of 1997 from $2,300,326 (10% of total revenues) in the first nine months of 1996.

    Miscellaneous Income. Miscellaneous income increased to $99,658 in the third quarter of 1997 from $11,425 in the third quarter of 1996. The increase was due to rental income generated from leasing a portion of the Company's building in Greenville, South Carolina in the third quarter of 1997. Miscellaneous income increased to $218,281 in the first nine months of 1997 from $23,499 in the first nine months of 1996.

    Interest Income/(Expense). Interest income decreased to $198,571 in the third quarter of 1997 from $579,903 in the third quarter of 1996, due to lower investment balances realized upon completion of the SQL acquisition in December 1996. Interest expense increased to $48,792 in the third quarter of 1997 from $923 in the third quarter of 1996, due to debt assumed in the SQL acquisition. Interest income decreased to $707,431 in the first nine months of 1997 from $1,727,158 in the first nine months of 1996. Interest expense increased to $186,954 in the first nine months of 1997 from $3,678 in the first nine months of 1996.

    Tax Rate. The Company's effective tax rate was 37% for the third quarter of 1997 as compared to 38.5% for the third quarter of 1996. The Company's effective tax rate was 33% in the first nine months of 1997 as compared to 38.5% in the first nine months of 1996.

    Net Income. Net income increased 63% to $2,975,900 (17% of total revenues) in the third quarter of 1997 from $1,830,062 (22% of total revenues) in the third quarter of 1996. Net income increased 51% to $7,554,985 (15% of total revenues) in the first nine months of 1997 from $5,019,849 (22% of total revenues) in the first nine months of 1996.

Liquidity and Capital Resources

    The Company has funded its activities entirely from cash generated from operations. The Company ended its third quarter of 1997 with $ 1,149,670 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

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

      In July 1997, the Company made a $2 million investment in Distinction Software, Inc. ("Distinction") This investment represents less than 20% of the outstanding equity interests of Distinction and is included in long term investments on the balance sheet.

      The Company's principal commitments as of September 30, 1997, consisted primarily of long term debt assumed in the acquisition of SQL, and there were no material commitments for capital expenditures. The Company completed its initial public offering in April 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $389,787) of $13,950,000. Proceeds from the offering were invested in U.S. Government securities. The Company completed its second public offering in October 1995, raising proceeds, net of underwriting discounts and commission (but before payment of other expenses of $255,064) of $25,400,000. Proceeds from the offering were invested in U.S. Government securities. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and the proceeds of the Company's most recent public offering will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


           Not Applicable.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           Not Applicable.

Item 3.    Defaults Upon Senior Securities

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Stockholders

           Not Applicable.

Item 5.         Other Information

           Not Applicable.

Item 6.         Exhibits and Reports on Form 8-K

           (a)  Exhibits

           27   Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the third quarter of 1997.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Datastream Systems, Inc.


                             /s/ Daniel H. Christie
Date:   11/06/97                    ______________________
                               Daniel H. Christie
                               Chief Financial Officer (principal
                                financial and accounting officer)