Form 10-K
period 1997-12-31
DATASTREAM SYSTEMS INC
filed 1998-03-31
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997.
                                      OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from __________ to __________

                       Commission File Number:   0-25590

                           Datastream Systems, Inc.
            (Exact name of registrant as specified in its charter)

      Delaware                                    57-0813674               _
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

50 Datastream Plaza, Greenville, South Carolina   29605                    _
(Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code: (864)422-5001 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes __ No x

   Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998: $302,339,223

   Number of shares of Common Stock outstanding as of March 20, 1998:
18,981,777

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement of Datastream Systems, Inc. for its Annual Meeting of Stockholders scheduled to be held June 12, 1998 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 1998 shall not be deemed to be filed as part of this Report.

                                  PART I


      "Safe Harbor"  Statement under the Private  Securities  Litigation
Reform Act of 1995: Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Safe Harbor Statement". Readers of this Report are encouraged to read these cautionary statements carefully.

Item 1. Business.

    As used herein, except as otherwise indicated by the context, the term "Datastream" is used to refer to the historical operations of Datastream Systems, Inc. and its subsidiaries other than SQL Group, B.V. and its respective subsidiaries, and the term "SQL" is used to refer to the historical operations of SQL Group, B.V. and it subsidiaries. The term "Company" is used to refer to the current operations of the combined entity of Datastream and SQL following the December 31, 1996 acquisition of SQL by Datastream. Because the acquisition of SQL was completed on the last day of 1996 and was accounted for as a purchase, SQL's results of operations are included with those of Datastream's beginning January 1, 1997. Accordingly, operations data provided for SQL prior to 1997 is given solely for providing historical perspective about SQL prior to its acquisition by Datastream.

    Datastream develops, markets, sells and supports personal desktop computer, file/server and client/server enterprise software for the industrial automation market. Effective use of Datastream's software saves costs by reducing downtime associated with key equipment failure, optimizing spare parts inventories, improving purchasing efficiencies and reducing overall maintenance costs. In 1997, the Company derived over 99% of its software unit sales from Windows-based products, including MP2 Enterprise v5.0, which was awarded Plant Engineering magazine's 1997 "Gold Product of the Year" in the General and Maintenance Software category. The Company is an established leader in the market for "computerized maintenance management systems" ("CMMS") based on unit sales, having sold almost 36,000 CMMS systems (includes only 1997 unit sales by SQL). The Company's strategy is to maintain its position in the CMMS market by providing feature-rich software solutions to the maintenance, repair and operations ("MRO") industry and being a value-price leader in each area of the market in which it competes.

    Datastream was incorporated as a South Carolina corporation in February 1986 upon consummation of the acquisition of the assets and liabilities of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. Datastream reincorporated as a Delaware corporation in January 1995. Datastream's executive offices are located at 50 Datastream Plaza, Greenville, South Carolina 29605, and its telephone number is (864) 422-5001.

    On December 31, 1996, Datastream acquired all of the outstanding capital stock of SQL for a purchase price of $34 million, consisting of $17 million in cash, $14 million in Datastream common stock issued pursuant to Regulation S, $3 million in escrowed stock, and the assumption of outstanding liabilities. SQL (which has offices in Rotterdam, The Netherlands; Slough, England; and Paris and Grenoble, France) develops, markets, sells and supports high-end, client/server Enterprise Asset Management Software ("EAMS") for sale internationally and domestically. SQL's products are used in businesses, government agencies and other organizations to assist these entities in maintaining high-value capital assets such as facilities, plants and manufacturing production facilities. Like Datastream's products, SQL's products are designed to enable customers to reduce down-time, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources.

    SQL was incorporated as a Dutch corporation in February 1985 to sell a portfolio of maintenance management software products. SQL currently derives over 75% of its revenues from sales of its MP5
(formerly R5 CAMMS) product. In 1988, SQL merged with an English subsidiary of the Kvaerner Group. During 1994, SQL acquired a US subsidiary of Hartford Steam Boiler, and during 1996, SQL acquired a French partner from Sirlog, S.A., a leader in the French EAMS market. SQL's executive offices are located at Groothandelsgebouw - Ingang E, Conradstraat 18, Rotterdam, The Netherlands, and its telephone number is 31 10 206 4700.

The company is currently negotiating and planning to close during the first half of the second quarter of 1998 on the purchase of a European based CMMS software producer. If the Company successfully closes this acquisition, it plans to file a report on Form 8-K disclosing further details shortly thereafter.


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

    The term "computerized maintenance management systems" (CMMS) generally includes any computer software application designed to track, monitor and maintain histories on high value capital assets such as production equipment, spare parts inventories, plants and facilities and to compare and contrast key asset performance data. Manual methods represent an inefficient way to perform data collection and statistical analysis. Catastrophic equipment failures, sub-optimal equipment performance and unnecessary "preventive repairs" are common occurrences at facilities that do not employ some means of managing maintenance and repair activities. The advent of CMMS has, however, enabled corporations to increase efficiency and reduce costs by, among other things, reducing the probability of catastrophic failures, reducing unscheduled downtime, eliminating costly excess repair parts inventories and allowing maintenance tasks to be scheduled more effectively to permit maximum utilization of resources. The resulting incremental gains in efficiency generally translate directly into lower operating costs. The term "enterprise asset management systems" (EAMS) generally refers to that segment of the CMMS market that is oriented towards customers with very large investments in high cost plants or facilities and/or where maintenance is a mission-critical discipline. Companies that deploy EAMS solutions tend to be large, multinational organizations having a number of geographically dispersed locations. EAMS installations are differentiated by enterprise scaled features such as a large fourth generation relational database, global asset tracking capability, configurable workflow, multiple concurrent language capability, centralized inventory control and coordinated worldwide purchasing functionality. Enterprises deploying EAMS solutions seek a combination of technology, database capability and features that are able to be implemented over corporate-wide area networks, corporate intranets, or satellite-based communications systems.

    A 1993 benchmarking study published by A.T. Kearney, Inc. indicates that maintenance costs range from approximately 1% to as much as 10% or more of an organization's sales, depending on the industry. Datastream believes its systems can reduce these costs by 10% to 20%. According to several industry research firms including International Data Corporation (IDC) and Automation Research Corporation, the maintenance management market is at the $600 million mark today and is expected to exceed $1 billion by the year 2000. The market spans Fortune 1000 corporations, process and discrete manufacturers, government agencies, universities, hospitals and other organizations which maintain high-value capital assets such as plants, facilities, and production equipment. The Gartner Group has projected a $1.0 billion global market for CMMS software and related services by the year 2000 and a $1.4 billion market by the year 2002. A 1997 study by Hancock Information Group indicates that only approximately 50% of corporate and governmental users surveyed utilize CMMS packages to track maintenance functions, and that almost 30% were still performing these tasks either manually or on spreadsheets. Although these figures are based on a random sample of only 1,550 companies/governmental agencies, management believes they reflect the substantial potential for future growth in the use of CMMS.

    The market for CMMS/EAMS software is relatively fragmented, with an estimated 200 vendors competing for market share. Datastream's sales efforts have historically been concentrated at the lower end of the CMMS market(in which a typical transaction size, including software and customization, integration, training and support services range from $1,000 to $10,000), and the Company could encounter competition in this segment from vendors that have traditionally provided software for mainframes and minicomputers and are now seeking to convert their systems for use in the personal computer ("PC network") client/server environment. The acquisition of SQL enables the Company to begin to compete in the higher end of the CMMS/EAMS market (in which transaction sizes, including software and customization, integration and support services, could range anywhere from approximately $100,000 to several million dollars depending on the size of the customer).

    Certain competitors have greater financial, marketing, service and support and technical resources than the Company. In addition, as the PC network client/server market continues to develop, companies with significantly greater resources than the Company may seek to introduce products specifically designed to provide CMMS/EAMS solutions on PC network client/server systems at lower prices, or to form strategic alliances with competitors of the Company. See "--Competition."

Company Strategy

    The Company's objective is to leverage its leadership position in the CMMS/EAMS market by providing feature-rich software solutions to the MRO industry and by being a value-price leader in each area of the market in which it competes. To achieve this objective, the Company intends to continue to pursue the following strategies:

    Enhance  product  offerings.  The  foundation of the Company's  past success has been the innovative quality of its product offerings and the value the Company's products provided to its customers. In each of the past five years, the Company was awarded Plant Engineering magazine's Software "Gold Product of the Year" for its products-SideArm for Windows, MP2 for Windows, the Personal Maintenance
Assistant, MaintainIt Pro, and MP2 Enterprise on SQL Server 5.0, respectively. MP2 Enterprise on SQL Server 5.0 includes a failure analysis tree, drag-and-drop work order scheduling, multi-site inventory tracking, and enhanced performance due to a thin client architecture. Unlike many software companies, Datastream provides free updates of Company products to customers that subscribe to annual maintenance and support contracts. During 1997, the Company released final versions of MP2 Professional and Enterprise, Client/Server products that utilize the Microsoft SQL Server database and also a version for Oracle(TM)7; translated v4.6 into Portuguese (beta release); released its MP2 for SQL products in four European languages (two versions  in  beta);  released  MaintainIt  Pro  in an  additional  four
European  languages;   introduced  RequestLink,  an  e-mail  work  order
request system compatible with all platforms, including internet protocols; released MP2 Explorer, an add-on to MP2 that allows users to tour a facility graphically; introduced an Oracle Financials interface v1.0, an add-on that facilitates data interchanges between MP2 Enterprise for Oracle databases with the Oracle Applications suite of products; and released beta versions of PagerLink and WebLink, a pager link that notifies maintenance workers by pager of new work orders and a system add-on that extends basic MP2 Enterprise functionality to users with intranet/internet access through a standard internet browser without the need for proprietary software, respectively.

    Utilize its cost-effective telesales program to increase market share. Given the large and relatively untapped nature of the Company's potential market, Datastream seeks to gain market share through its cost-effective telesales efforts. The relatively inexpensive nature of the Company's lower end systems (which sell for an average of $200, $3,200 and $12,200 for MaintainIt, MP2 Professional, and MP2 Enterprise, respectively) makes Datastream's telesales approach a very cost-effective means of accessing the Company's target market and achieving gains in market share. The Company seeks to use its initial sale as a platform from which to sell the customer (or affiliates of the customer) additional products and services. During 1996, Datastream expanded its sales efforts through the addition of both a low-end "channel" sales force selling to catalogue, retail and OEM customers, and a geographically-dispersed, regional outside sales force. During 1997, the Company also increased the size and scope of its third-party distributor network in those countries where the size of the local market did not warrant a direct investment. The Company is continuing to aggressively add sales personnel to increase the scope of its channel sales efforts, telesales efforts, direct selling efforts and distributor network, both domestically and internationally.

    Leverage existing customer base. The Company plans to generate additional software sales and professional services revenues from its large installed base of customers. Certain customers may purchase additional Datastream software and professional services because of internal business growth, growing demands for uptime and reduced costs, or proven product performance. Many MaintainIt customers are smaller divisions of larger corporations, and these customers represent an attractive prospect base into which the Company can sell a broader enterprise solution. In addition, the Company's customer base purchases billions of dollars on MRO purchase orders using the Company's software. The Company believes that an opportunity exists to direct this procurement activity to the Internet in a manner that enhances customer and shareholder value.

    Increase professional services, training and support revenues. As the Company's customers migrate to more complex CMMS/EAMS systems
(particularly client/server systems), management expects that opportunities will increase to maximize professional services, training and support revenues. The extent to which this migration will actually occur is dependent upon the continued acceptance in the marketplace of client/server computing as a computing model, the success of the Company's client/server offerings, customer spending decisions and other factors beyond the control of the Company. In 1997, Datastream substantially increased the number of regional training classes it offers and more than doubled the personnel in its Professional Services Group, which provides consulting and advisory services. The Company has continued to expand its Integration Services Group, whose mission is to meet the sophisticated systems integration needs of client/server customers, and its Customization Group, which focuses on establishing industry expertise in the automation of MRO activities. The acquisition of SQL in 1996 has extended the customer base by giving the Company access to larger, more sophisticated customers. SQL's revenues grew by 29% during 1997 through continued acceptance of its high-end products and related professional services. The Company offers Reliability Centered Maintenance (RCM) services and is a licensee of Aladon Reliability Centered Maintenance, a functionality-based maintenance approach developed by the airline industry in the early 1960's.
Reliability-centered   maintenance   is  most   useful  in   maintenance
situations where the consequences of catastrophic failure are high, such as airline crashes, fuel tank farm fires, etc. RCM focuses on testing, inspection and potentially redundant systems to ensure failure risk is minimized. The Company emphasizes the importance of product support concepts, which provide a recurring revenue stream and continued long-term relationships with customers.

    Penetrate international markets. International sales of the Company's products increased to 36.0% of revenue for 1997 (from 13.4%
of 1996 revenues), primarily as a result of the acquisition of SQL. Management believes that substantial international demand exists for high-quality software products with industrial applications. To meet this demand, the Company increased international sales in 1997 through the engagement of distributors in Argentina, Austria, Brazil, Canada, Chile, China, Denmark, Germany, Greece, Hong Kong, Indonesia, Korea, Netherlands Antilles, Norway, The Philippines, Portugal, Slovakia, Spain, Sweden, Switzerland, and Venezuela to complement those previously engaged in Australia, Italy, Puerto Rico, Malaysia and
South Africa. During 1997, the Company introduced several of its products in nine new languages, giving it access to multiple new markets in Europe and Latin America. The Company has also partnered with Daewoo Information Systems, a subsidiary of Daewoo Group, in a joint worldwide development and distribution partnership for computerized maintenance management systems. The agreement engages Daewoo to convert the MP2 system from single byte to double byte characters positioning the product for penetration of Asian markets. Daewoo will use the MP2 system in their plants worldwide and will have the exclusive right to sell Datastream products in Korea. Increases in international sales as a percentage of revenues represents a positive trend, although changes in the value of the foreign currencies from which such revenues are derived relative to the United States dollar could contribute to fluctuations in Datastream's results of operations and affect its financial position. Gains and losses on translation to United States dollars could influence the Company's results of operations. For financial information regarding the Company's foreign and domestic operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

    Establish new strategic alliances. The Company seeks to leverage its position as the established unit sales leader in the CMMS/EAMS market by entering into new strategic relationships with leading companies in the MRO and software industries, thereby opening new sales channels and enhancing its product offerings. The Company's continued leadership in the CMMS/EAMS market is primarily a function of continued customer acceptance of Datastream's products, as well as the Company's success in establishing and maintaining effective strategic relationships. In 1994, the Company entered into a cooperative relationship with W.W. Grainger, Inc. ("Grainger"), a $3 billion nationwide distributor of industrial equipment and components sold through more than 1,400 sales representatives and account specialists. This agreement gives Datastream's customers direct access to Grainger's Electronic Catalog of over 90,000 items of industrial and commercial equipment and supplies for their MRO needs. This relationship also provides Datastream with an additional channel for selling its products to Grainger's customer base. Direct sales to Grainger during 1997 were approximately $440,000 and sales influenced by Grainger were almost $2 million. In 1996, Datastream signed a distribution agreement with J. Blackwood & Sons, Ltd. a $420 million distributor of industrial equipment and components located in Australia. These relationships and alliances provide additional and expanded channels of distribution for sales of Datastream products. In 1997, Datastream entered into an agreement with Datasphere
Technologies,  Inc.  to  purchase  for  resale,  market  and  distribute copies of Datasphere's software, a package that allows users to visually navigate a facility, using CAD diagrams, and drill down to deeper layers of detail. Datastream granted Datasphere similar rights to purchase for resale, market and distribute copies of Datastream's software. The agreement provides for the sharing of certain revenues when a customer buys both Datastream and Datasphere software.
Datastream is marketing the Datasphere software under the name MP2 Explorer. In 1997, Datastream also entered into a partnership with Daewoo Information Systems that will give Datastream access to Korean markets and engages Daewoo to convert Datastream's software from single to double byte characters, thereby enabling the translation of the software into Asian languages, which management believes will help to expand the market for Datastream products. In 1997, Datastream obtained certification from the Oracle Corporation that its MP5 product integrates seamlessly with the Oracle(R) Financials v10.7 product. This is an important step in further integrating Datastream with leading Enterprise Resource Planning (ERP) providers. Datastream has also achieved Microsoft Office and Microsoft BackOffice certification for its MP2 Enterprise v5.0 SQL Server product and became a Microsoft Certified Solutions Provider, strengthening its links to the Microsoft operating system. In 1997, Datastream also signed a strategic alliance agreement with PREDICT(R), a leading provider of diagnostic tools and services for predictive maintenance tasks. The forthcoming release of Voyager(TM), PREDICT's modular software for monitoring equipment condition, will contain a copy of Datastream's MaintainIt software. The combined package will integrate the detection of machine wear with the scheduling of maintenance and cost analysis. The Company is also a licensee of Aladon Reliability Centered Maintenance (RCM), a functionality-based maintenance approach developed by the airline industry in the early 1960's.

Products

    The  Company  develops,   markets,  sells  and  supports  innovative
personal computer software for the industrial automation market. Datastream's software products assist customers in managing high-value plants, facilities and production equipment for increased efficiency and productivity. The Company's products are designed to enable customers to reduce downtime, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources. In 1997, the Company derived approximately 99% of its software unit sales from its Windows-based products, MaintainIt, MaintainIt Pro, MP2 Professional, MP2 Enterprise and MP5. Datastream products have garnered Plant Engineering magazine's "Gold Product of the Year" award in the Software category in each of the last five years: MP2 Enterprise on SQL server 5.0 in 1997, MaintainIt Pro in 1996, Personal Maintenance Assistant in 1995, MP2 for Windows in 1994 and SideArm for Windows in 1993.

    In 1996,  through the  acquisition  of SQL, the Company  added SQL's
Oracle-based R5 CAMMS product to its product mix, renaming it MP5. Management believes that the addition of this product will give the Company increased opportunities to penetrate into the high-end of the CMMS/EAMS market.

    The following chart describes the evolution of the Company's
CMMS/EAMS systems:

                                                            Initial
    Package/Platform               Description            Release Date
    ----------------               -----------            ------------
MP2(R)(DOS).............. Predecessor of MP2 for Windows.   June 1989

SideArm(R) (DOS)......... Predecessor of SideArm for      December 1990
                          Windows.

SideArm(R) for Windows(R) Microsoft Windows operating    September 1993
                          environment.

MP2(R) for Windows
 (Now MP2 Professional).. Microsoft Windows operating       April 1994
                          environment - file server
                          based.

MaintainIt(R) for Windows Microsoft Windows operating      August 1995
                          environment - entry level
                          package.

Datastream Personal
Maintenance Assistant(R)
on Apple(R) Newton....... Newton operating system          August 1995
                          environment.

MP2 for Windows
  (Now MP2 Professional). Spanish language version.       September 1995
  (Spanish language)

MP2 for Windows
  (client/server)........ User-interface and              November 1995
  (Now MP2 Professional)  functionality identical to
                          MP2 for Windows. The client/
                          server version of MP2 for
                          Windows is compatible with
                          Oracle databases that reside
                          on Unix, OS/2 and DOS/Windows
                          database servers.

MP2 for Windows95
and NT................... Microsoft Windows95 and NT 32     June 1996
  (Now MP2 Professional)  bit operating environment;
                          provides the same functions
                          as MP2 for Windows 16 bit
                          operating system.

                                                            Initial
    Package/Platform            Description               Release Date
    ----------------            -----------               ------------
MP2 for Windows
  (Now MP2 Professional). German language version.        September 1996
  (German language)

MaintainIt Pro(R)........ Microsoft Windows operating     September 1996
                          environment on the
                          Microsoft Access database.

RequestLink(R)........... Internet/e-mail electronic      September 1996
                          work order request system
                          for use with Lotus cc:Mail/
                          Notes, Microsoft Mail/Exchange,
                          or Internet mail (SMTP/POP3).

MP2 for Windows Client/
Server for Microsoft
SQL Server v5.0
  (Now MP2 Professional). MP2 for Windows with enhanced    December 1996
  (Beta)                  user-interface and functionality.
                          Compatible with Microsoft SQL
                          databases that reside on Windows
                          NT database servers.

Oracle Financials 1.0
  (Beta)................. Oracle Financials interface      December 1996
                          for MP2 for Windows client/
                          server.

R5 CAMMS (Now MP5)....... High-end multi-language         December 1996(1)
                          multi-platform, double-byte
                          client/server technology.

MP2 Enterprise v5.0...... SQL Server (March 1997)          March 1997/
                          and Oracle (June 1997)            June 1997
                          versions.  Client/Server
                          environment.

MP2 Professional v5.0.... SQL Server product for           March 1997
                          client/server environment

MP2 Professional v5.0.... French version                    May 1997
                          German version (beta)             May 1997
                          Dutch version(beta)            September 1997
                          Spanish version                 December 1997

MP2 Enterprise v5.0...... French version                    May 1997
                          German version (beta)             May 1997
                          Dutch version(beta)            September 1997
                          Spanish version                December 1997

MP2 for Windows v4.6
(Portuguese language).... Portuguese language            September 1997
(beta)                    version of the
                          file/server based MP2 for
                          Windows.

MP2 Explorer............. Graphics based add-on for      October 1997(2)
(Beta)                    MP2 Enterprise v5.0.

                                                              Initial
    Package/Platform           Description                  Release Date
    ----------------           -----------                  ------------
MaintainIt Pro........... Italian version                 October 1997
                          Spanish version                 October 1997
                          Danish version                  November 1997
                          Norwegian version               November 1997

MP2 Enterprise v6.0       Oracle version.                 October 1997
                          Client/Server environment

Oracle Applications
Interface v2.0
(for MP2 Oracle v6.0)...  Oracle Applications             November 1997
(Beta)                    interface for MP2
                          Enterprise v6.0
                          Client/Server.

PagerLink...............  Add-on that automatically       November 1997
(Beta)                    pages maintenance workers.

WebLink.................  Add-on allowing users to        December 1997
(Beta)                    submit work order or
                          purchase order requests
                          using a standard internet
                          browser.



                           (1)  Originally developed in 1994 by SQL,
                                which was acquired in December 1996 by
                                Datastream

                           (2)  Developed by Datasphere Technologies,
                                Inc. and marketed by Datastream under a
                                distribution agreement.

    The following is a more detailed description of the Company's primary products:

    MaintainIt and MaintainIt Pro for Windows. MaintainIt for Windows is an off-the-shelf, entry-level maintenance system marketed primarily to small businesses (fewer than 20 employees) as an inexpensive alternative to the Company's other products. MaintainIt provides basic tools for creating work orders, scheduling repair personnel activities, maintaining equipment records, controlling inventory functions and generating management reports and graphs. A true Windows product, MaintainIt is compatible with Windows 95 and is offered in both single-user and networked versions. MaintainIt Pro for Windows was released in September 1996 and contains all the features of MaintainIt as well as location based indexing, and more extensive graphs and report capabilities. MaintainIt Pro operates on the Microsoft Access database. MaintainIt Pro is compatible with Windows 95 and is offered in both single-user and networked versions.

    MP2 Professional. MP2 Professional is designed for small or medium sized facilities. It is a full-featured, integrated maintenance system that includes a flexible security system, sophisticated analysis, reporting and regulatory compliance capabilities and a set of precise tools for generating work orders, tracking equipment histories, managing inventory and purchasing functions, maintaining complete labor records and allocating scarce maintenance resources. It also offers innovative audit trail, warranty tracking and statistical predictive maintenance ("SPM") features. The SPM module analyzes process variables such as temperature, vibration and electrical current to measure trends against established norms. If the variables exceed specified tolerances or calculated statistical limits, the software alerts the user to allow necessary repairs to be made before equipment failure is experienced. Customers report that the SPM feature reduces corrective maintenance expenses significantly and increases productivity. In addition, the entire user's manual for MP2 Professional is available on the user's screen through the help function.

    MP2 Professional offers a large number of advanced capabilities not available in MaintainIt or MaintainIt Pro. These capabilities include a work request system that can request work from any workstation; a service request module that allows the manager to track response times, prioritize service requests and maintain records of requests by tenant or client; advanced inventory tracking features that track inventory by LIFO, FIFO or weighted average price methods and also perform "ABC" (inventory assessment) and "Economic Order Quantity" analyses; exclusive purchasing and requisition features for establishing and maintaining pre-approved cost thresholds to monitor and control purchasing; a "shadowing" feature that automatically combines separate, but contemporaneously scheduled preventive maintenance tasks that include the same procedure; and, importantly, access to Grainger's Electronic Catalog. MP2 Professional also offers extensive graphic capabilities. A variety of optional add-on products are also available for MP2 Professional including (i) a Custom Toolbox that allows the user to transfer data from MP2 Professional to spreadsheets and to create custom reports and programs, (ii) customized work order and purchase order capability, (iii) networking capability, (iv) enhanced OSHA compliance features and (v) compatibility with barcode technology. The barcode option allows printing of labels, entry of equipment readings and meter data, receipt of purchased materials, counting of physical inventory, inventory issue and return and work order entries.

    MP2 Professional is available in 16-bit or 32-bit versions. It is available for Paradox and Microsoft SQL Server databases. MP2 Professional is compatible with Windows 95 and Windows NT operating systems.

    In the file/server configuration, MP2 Professional allows multiple users to share data files through access to a central file server. Each PC network user controls all primary functions at the user's workstation, including database search and sorting functions.

    Datastream continues to license and support the predecessor of MP2 Professional, called MP2, for use in DOS operating environments.

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

    The lower cost of increasingly powerful personal computers has made it possible for smaller organizations to adopt a client/server approach to managing their CMMS/EAMS tasks. Many other factors favor the adoption of client/server solutions, including improvements in operating systems and software environments, the adoption of easy-to-use graphical interfaces supported by Microsoft Windows and the broader availability of connectivity software that links personal computer "clients" with mainframes and mini-computers to protect an organization's investment in existing host systems. Finally, a PC network client/server system can be deployed on an enterprise-wide basis, on multiple networks, for customers that perform maintenance and repair operations at multiple locations.

    Datastream released its client/server version of MP2 Professional (version 4.6) during the fourth quarter of 1995. The client/server version of MP2 Professional combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database server. Client workstations receive data, command and query input from users and forward this input to the database, perform all database command and query functions, organize selected data and forward  data  to  the  client  for  presentation  to  the  user.  In  a client/server environment, each user thus has access to a common database, enhancing corporate database sharing of inventory and purchasing data, equipment performance information and work standards.

    The client/server version of MP2 Professional is priced in the $5,000 to $10,000 range and is believed by management to be comparable, in terms of functionality, with competitive product offerings typically priced from $40,000 to $250,000. The graphical user interface for this product and the application features are virtually identical to the current file/server version of MP2 Professional, although the client/server version processes large customer databases more rapidly than the file/server version (a feature that management expects will enhance customer acceptance). Management believes that many of the Company's existing file/server users may elect to adopt client/server technology in the foreseeable future to take advantage of data integrity, security, data sharing and performance improvements. As this migration continues, management expects opportunities for expanded revenues in the form of additional installation, training and customization services.

    Prior to the release of its first client/server version of MP2 Professional in November 1995, the Company did not participate in the market for client/server tools and applications. Management recognizes that client/server products are more expensive, time-consuming and difficult to install and integrate into a customer's existing system than counterpart products offered for use in file/server or other computing paradigms and that the Company's entry into this market presents challenges in terms of market acceptance that the Company had not previously faced in selling lower-priced, easier-to-install tools and applications. Continuing to expand its presence into the client/server marketplace, the Company also faces all of the risks inherent in any new product introduction, including business risks beyond the scope of management's control.

    The latest client/server version of MP2 Professional is MP2 Professional v5.0. Created for the Microsoft(R) SQL Server database, this product has a thin client leaving most of the work to the server-- minimizing processing time, ensuring data integrity and security, and reducing network traffic. The product features wizards, context sensitive on-line help, customizable toolbars and Microsoft BackOffice(TM) compatibility. The software offers comprehensive analysis capabilities for inventory and work orders including graphing and customizable reports. A labor module tracks labor costs by work order and analyses productivity. The equipment module allows users to specify whether a piece of equipment is out-of-service, list one or more meters for each piece of equipment and view or update meter readings, view a history of work orders for each equipment record and create and view equipment relationships with the equipment component view. The inventory module features three valuation methods: LIFO, FIFO or weighted average, and caters to multiple sites with different ordering information for each site. The system features a comprehensive work order system and will automatically generate work orders for repetitive and preventive maintenance tasks. The package offers an integrated planning and scheduling solution, an integrated purchasing module that creates quotes, requisitions and purchase orders, a statistical preventive maintenance module and budget to actual analysis. The security provided in the package is adaptable and definable and can be set to maintain a complete audit trail of transactions.

    MP2 Enterprise v5.0. This product is designed to handle the functional demands of medium to large enterprises and is available for both Oracle and Microsoft SQL Server databases. It is built around Microsoft Windows 95 or Windows NT and Microsoft Office(R) certified interface, thin client "intranet ready" architecture and features full email integration, Microsoft OLE (Object Linking and Embedding) capability and a well-defined open API (Application Programming Interface) architecture for easy integration to other corporate systems. The package concentrates processing on the server to enhance efficiency and is capable of handling both high volumes of transactions and large numbers of concurrent users. The system is designed for use over wide-area-networks linked to a central server. In addition to the various features found in MP2 Professional, the software offers a failure analysis tree, multi-site inventory
tracking,   drag-and-drop   work  order   scheduling  and  an  open  API
architecture.

    MP5 (formerly R5 CAMMS). Through its acquisition of SQL in December 1996, Datastream acquired the rights to SQL's R5 CAMMS product. MP5 is a portfolio of integrated modules designed to enhance the management of high-value assets throughout asset lifecycles and finds applicability in diverse industrial and commercial applications, including process installations, transport, utilities, consumer products/packaging, facilities, telecommunications, defense, etc. MP5 addresses configuration management, workflow management, inventory management, document management, purchasing management, project management, workflow capacity management and financial/budgets management through its various modules (base, assets, work, materials, purchasing, projects, inspections, budgets, and business application integration) and options (documents, flexible reporting, positions, systems, permits, quotations, contracts, bar-coding, scheduling and asset tracking). Other unique features include an outsourced maintenance activity tracker, a standard library of frequently executed work orders, a short-term scheduling feature, a report manager, extensive security features and on-line, context sensitive help. The MP5 system is language independent, allowing concurrent use of multiple languages within one installation. The system is presently offered in twelve languages, including English, Spanish, French, German, Italian, Danish, Dutch, Czechoslovakian, Polish, Swedish, Chinese, and Portuguese. MP5 offers a widely scalable and flexible platform, having been developed using the Oracle
Designer/Developer 2000 tool set. MP5 utilizes object-oriented design, stored procedures, Oracle Forms 4.5 and the Oracle 7 database to ensure database integrity and a robust, scalable, enterprise-wide application that is interface independent and will run concurrently in native Microsoft Windows mode as well as on X/Motif or character-based terminals. Specific links have been established with Enterprise Resource Planning (ERP) vendors such as Oracle, SAP, BAAN and Dun and Bradstreet. Generic applications integration capabilities support diverse systems such a MRPII, JIT/TQC, financial applications, scheduling, document management, condition monitoring, geographic information systems (GIS) and Human Resources. Finally, MP5 supports OLE 2 integration with popular PC packages such as Microsoft.

    Several add-on products were released in 1997 to expand the capabilities of MP2 products. These include:

    Weblink. Weblink helps a customer capitalize on their corporate intranet investment and the global internet by easily extending basic MP2 Enterprise functionality to each machine with intranet/internet access using a standard internet browser.

    PagerLink. This add-on automatically notifies any employee with a text pager when MP2 Enterprise generates a work order on assigned equipment. If the first page gets no response, the system automatically escalates to another employee or supervisor.

    MP2 Explorer. This product allows to graphically tour a facility and graphically drill down to more detailed levels before linking to MP2 Enterprise for full details on a specific asset identified.

    Oracle Applications Interface. Software that provides for data interchange capabilities between MP2 Enterprise for Oracle databases with the Oracle Financials suite of products.


    Pricing. Datastream's entry-level package, MaintainIt, is available through catalogs and directly from the Company for $189 in the single-user configuration; networked configurations are priced at $299 for a two-user network and $699 for a ten-user network. One-year maintenance and support subscriptions for MaintainIt are presently available for $79 in the single user configuration, $129 in the two-user network version and $299 in the ten-user network version. MaintainIt Pro is available directly from the Company and through catalogs for $995 in a single-user configuration; network versions are available in a two- to three-user configuration for $1,495 and in a four- to ten- user configuration for $1,995.

    MP2 Professional (for Access) presently sells for $1,995 on a single-user basis, $2,995 for two to three users, $3,995 for four to ten users. MP2 Professional (for SQL servers) presently sells for $4,995 for a single-user with an incremental $995 for each additional user. Various modules of optional software are also available including Weblink and RequestLink, which both sell for $1,995 for one to five users and increase up to $4,995 for unlimited users. One-year maintenance and support subscriptions for MP2 Professional range in price from $795 for a single user to $2,495 for 50 or more users. In 1994, the Company introduced the MP2 "Bundle" as a means of packaging an array of optional modules and services to increase the average sales per transaction. The Bundle is a package of standard and optional features, including MP2 Professional, Barcode Software, Custom Toolbox, Custom Work Orders and Purchase Orders, OSHA regulations database and Network Software. Support for the MP2 Professional Bundle ranges from $1,595 for a single user to $2,795 for 50 or more users. Management believes that per-transaction revenues have increased since the "Bundle" was introduced. The client/server version of MP2 Professional sells for $4,995 for a single seat installation with each seat thereafter selling for $995. Options offered with MP2 for Windows Professional client/server include all those offered with MP2 Professional file/server; pricing ranges from $495 to $9,995 depending on the option and the number of users. One-year maintenance and support subscriptions for MP2 for Windows Professional client/server cost $900 for the initial installation with support for each seat thereafter costing $180. Support for additional options ranges from $90 to $1,800 per option depending on which options have been purchased.

    MP2 Enterprise sells for $14,995 for a three-seat installation with each seat thereafter selling for $1,995. Options offered with MP2 Enterprise include all those offered with MP2 Professional; pricing ranges from $495 to $9,995 depending on the option. One-year maintenance and support subscriptions for MP2 Enterprise cost $2,700 for the initial three seat installation with support for each seat thereafter costing $360. Support for additional options ranges from $90 to $1,800 per option depending on which options have been purchased and the number of users.

    RequestLink and Weblink range in price from $995 for a five-user file/server configuration to $4,995 for the unlimited-user client/server version. Pagerlink (beta version) is available for $1,995. MP2 Explorer sells for $9,995 for a five user version with an added $1,495 for each additional user. Oracle Financials sells for approximately $25,000 depending on the services delivered with the software.

    List  price  for  the  MP5  product  is  $78,000  for a  five-module standard configuration (base module plus asset, work, material and purchasing management modules) supporting a minimum of eight users. Additional modules are priced from $5,000 to $15,000, depending on the module. Installation, consulting, training, and installation services generally add from 75% to 100% of the cost of the software installation, and an annual technical support contract is priced at
18% of the cost of the software license. Systems supporting additional users are priced higher.

    All of the foregoing prices are subject to change.

Services

    Approximately 55%, 57% and 54% of the Company's revenues for 1997, 1996 and 1995, respectively, were derived from sales of professional and support services. Management believes that the need for expertise in installing, customizing and using CMMS/EAMS systems will grow as products evolve and the sophistication of software solutions increases, and as MRO software is increasingly employed as a strategic cost reduction tool. With increases in sales of the client/server version of MP2 Professional and MP2 Enterprise and the increased complexity and sophistication of the needs of the client/server market, management believes that revenues from professional and support services could continue to increase. However, the extent to which the Company's services revenues will grow is, as noted
previously in this Report, dependent upon continued customer acceptance of client/server tools and applications in general and, specifically, the results of the Company's entry into this developing market. Management believes that the integration of SQL's product mix into the Company's product line will generate increasing opportunities for sales of engineering services and could accelerate the growth of services revenues as a percentage of total revenues. SQL generated approximately 62%, 67% and 59% of its revenues for 1997, 1996, and 1995, respectively, from sales of consulting and support services.

    Fee-based consulting and advisory services are offered by the Company's Professional Services Group. Professional service revenues also include revenues from training, installation and customization services offered by the Customization Group and system integration services provided by its Integration Services Group. Support services revenues include revenues from maintenance and support subscriptions.

    Professional Services. The Professional Services Group provides fee-based consulting and advisory services and configures and
implements   CMMS/EAMS   software   licensed   by   the   Company.   The
department's primary function is to provide solutions to customer-specific applications problems such as spare parts inventory management, meeting regulatory requirements and reducing unplanned equipment downtime through improved work order planning and preventive maintenance. Most Professional Services Group services are performed in connection with installations of the Company's systems and the Company's sales personnel actively seek to sell a five-day package of consulting services as part of each license. The Company is a licensee of Aladon Reliability Centered Maintenance (RCM), a functionality-based maintenance approach developed by the airline industry in the early 1960's. Reliability-centered maintenance is most useful in maintenance situations where the consequences of catastrophic failure are high, such as airline crashes, fuel tank farm fires, etc. RCM focuses on testing, inspection and potentially redundant systems to ensure failure risk is minimized. There are presently 171 field engineers assigned to the Company's Professional Services Group. Most of these individuals have backgrounds in manufacturing and operations. Eight of these employees are RCM-licensed at present.

    The Professional Services Group also offers fee-based training services at its Greenville, South Carolina headquarters, at its
Irvine, California; Dallas, Texas and Chicago, Illinois training facilities, and in frequent regional training seminars around the country. The Company offered a total of 505 training seminars in 1997 and 419 training seminars in 1996. Custom training programs are also available.

    In late 1994, Datastream increased its service offerings to include a Customization Group, which enhances the functionality of a system for a particular customer, and an Integration Services Group, which provides fee-based, on-site installation and systems integration services for client/server systems. In 1995, the Professional Services Group implemented a SWAT team approach that invests whatever time is required at a customer tool, crib or parts store room (usually two or three weeks) to inventory, sort, label and organize parts or tools, and load associated data into the system. If the Company continues to install client/server systems in the marketplace, management believes that revenues attributable to customization, integration services and SWAT team services could also increase. In 1996, Datastream implemented a project management group to oversee and manage large, project-oriented installations of its software.

    Support Services. One-year maintenance and support subscriptions range in cost from $79 for MaintainIt to $2,495 for a 50+-user, networked MP2 Professional system to $19,620 for a similar 50 or more user networked MP2 Enterprise system. Maintenance and support services include unlimited, toll-free access to Datastream's TechSupport staff, free product upgrades (including data conversions), access to Datastream's electronic bulletin board, "Datastream OnLine" (a 24-hours a day, 5-days a week electronic mail feature that allows customers to communicate with the Company as well as with other customers), a file download and upload service, product forums containing information and problem solutions, and a "chat" mode that allows customers to engage in on-line conversations. As of March 20, 1998, the Company employed 65 personnel in support operations.

    Toll-free customer support numbers are presently available in the United States as well as most Western European nations, Canada and Mexico. Management believes that a majority of the Company's customer base presently subscribes to a Datastream maintenance and support contract.

    The Company provides support for the SQL customers via a tiered approach. First-level support is provided locally by the country sales office, with back-up expertise being supplied by the corporate help desk in Greenville, South Carolina. Cost for a typical one-year maintenance and support subscription is approximately 18% of the price of the software installation. As of March 20, 1998, the Company employed 13 personnel in support operations for the former SQL's products.

Customers

    Datastream markets its products as cross-industry solutions for maintenance and repair and spare parts inventory information management. Datastream has sold systems to companies in 23 standard industrial classification ("SIC") codes representing virtually every major industry. Datastream systems are found in virtually all industries in which large capital investments are the norm--electric, gas and sanitary, chemicals and allied products, electronic and electrical equipment, health services, transportation, property management, pulp and paper mills, rubber and plastics, oil and gas extraction, petroleum refining, food and kindred products, fabricated metals, industry and commercial machinery, mining/quarrying non-metals, etc. While the Company has a customer base that includes many Fortune 500 companies, its low-cost, high-value, high-volume pricing strategy is designed to make its products economical for smaller companies as well.

    The Company (including SQL's 1997 unit sales only) has sold almost 36,000 units since inception and has grown its installed base by an average of 70% annually during the last 5 years. The broad applicability of the Company's systems is demonstrated by the diversity of the Company's customer base, which includes the following customers currently using the Company's products in selected industries:

Aerospace/Defense                   General Manufacturing

Bell Helicopter Textron             Bic
General Dynamics                    Caterpiller
McDonnell Douglas                   Colgate Palmolive
NASA                                Cooper Industries
                                    Levi Strauss & Co.
Automotive                          Shaw Industries
                                    Kimberly Clark
Dana Corporation                    SONOCO
Eaton                               Polaroid
Echlin/Automotive Controls
Corp.                               Government
Harley Davidson
Lear Seating Corporation            City of Baton Rouge, LA
Modine                              Diego Garcia Naval Air Base
Aaron's Automotive Products           (Burns & Roe)
                                    McClellan Air Force Base
Chemicals                           New York Department of
                                      Corrections
Dow Chemical                        U.S. Army
DuPont                              U.S. Geological Survey
Glidden Company
Monsanto                            Healthcare
Morton International
Rhone Poulenc                       Gurwin Jewish Geriatric Center
ICI                                 Greenville Hospital System
Witco                               Gwinnett Hospital System
                                    Indian Health Service
Computers, Electronics, Electrical  Memorial Sloan Kettering
    and Communications              Cancer Center
                                    Mercy Medical Springfield
Advanced Micro Devices, Inc.        St. Martha's Regional Hospital
Airtouch Cellular                   Tucson Medical
AT&T Global Information Solutions
AT&T Wireless                       Metals
Cox California PCS
Dell Computers                      Alcoa
Emerson Electric                    Alumax
Hewlett Packard                     American Steel
Pacific Bell Mobile Services        Kaiser Aluminum
Texas Instruments                   Nucor Steel
Thermo Electron                     Meynolds Metals
US West Wireless
                                    Petroleum
Food
                                    Chevron
Cargill                             Fina Oil
Frito-Lay                           Mobil Chemical
Kraft Foods                         Texaco
Kroger                              Unocal
Pepsico
Pontiac Foods                       Pharmaceuticals
Procter & Gamble
Stroh Brewery                       Abbott Labs
Swiss Miss (Hunt Wesson)            Kaiser Permanente
Ben & Jerry                         Parke Davis
Ruiz Food Products                  Warner-Lambert

General Facilities                  Hospitality

A&S Jordan Marsh                    Four Seasons Hotel--Philadelphia
American Greetings                  Holiday Inn
Atlantic Union College              Marriott
BMG Music                           Registry Resort--Naples, FL
Cutler-Hammer,                      New York, New York Resort & Casino
Div. of Eaton Corp.
Family Dollar                       Shipping and Transport
Foster Wheeler
Gillette                            London Underground
Kmart                               Paris Metro
Maritz                              BC Transit
New York University                 Toronto GO Transit
Pillsbury Center                    Port of Rotterdam
Johnson Controls
                                    Utilities

                                    London Electricity
                                    Denver Metro Wastewater
                                    Gottenburg Energi

    No customer has represented more than 1.5% of the Company's total annual revenue in any of the last three fiscal years.


Sales and Marketing

    The Company continues to increase its sales and marketing efforts and staff. The Company markets its products and services through 209 sales and marketing professionals (as of March 20, 1998), including a direct sales force of 96 telesales representatives with specific geographic responsibilities and a direct outside sales force of 82 with specific geographic responsibilities. The Company uses a computerized sales and marketing software system with database marketing, telemarketing, lead tracking and analysis and customer support capabilities.

    The Company's marketing department consists of 23 employees and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for product marketing, market research and competitive analysis and provides competitive, customer and prospect input into the Company's product development efforts. To enhance its marketing efforts, Datastream sponsors a National Users Conference each year. The conference provides an opportunity for decision makers in the MRO industry to attend training sessions, workshops and presentations addressing both maintenance issues generally and Datastream products specifically, and to interact with other users and Company employees.

    The cornerstone of the Company's sales and marketing efforts is its 96-person telesales team. The relatively inexpensive nature of the Company's systems, combined with the excellent quality of product information and order fulfillment items generated by the marketing department, make the Company's telesales approach a cost-effective vehicle for accessing the Company's target market and achieving gains in market share. Management routinely monitors the performance of the Company's telesales personnel to determine that each member of the telesales staff is performing acceptably. The Company intends to utilize the existing SQL infrastructure to expand its telesales force in Europe.

    During 1997, the Company greatly expanded its Corporate Accounts direct sales force to call on larger accounts and to market its enterprise-wide CMMS/EAMS solutions, including MP5, worldwide.

    Internationally the Company uses a direct and telesales sales force out of its offices in The Netherlands, United Kingdom, France, Mexico as well as its Greenville, South Carolina headquarters. In addition, the Company has a network of distributors located throughout the balance of Europe, Latin America and the Pacific Rim.


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

    As of March 20, 1998, the Company's product development department consisted of 91 technical employees, including 56 software developers (all of whom hold advanced programming or engineering degrees). Datastream's 1997 product development focused on several areas:

    MP2 Professional and MP2 Enterprise 5.0 SQL Server Editions were released in March 1997. This product was the Company's first totally client/server application supporting Microsoft SQL Server and was written with a fully compiled object oriented language. The product was certified Microsoft Office compatible and certified Microsoft Backoffice compatible. Two versions of the product were developed: the Enterprise version is the full featured version that includes a set of Application Program Interfaces (API's) enabling users to interface with MP2 from third party applications. The Professional version does not include these API's. Enhanced features include failure analysis, work order scheduling, location based work orders and enhanced reporting capabilities

    MP2 Enterprise v5.0 Oracle Edition was released in June 1997. Identical to the SQL Server edition product, 5.0 Oracle supports the Oracle database. An upgrade, MP2 Enterprise v5.1, was released in November 1997. MP2 Enterprise v5.1 included several enhancements to purchasing and inventory as well as the financial API's which allows MP2 Enterprise v5.1 to directly export data to purchasing, accounting or ERP applications.

    MP2 Enterprise 6.0 went into beta testing in September 1997. This major upgrade to the Company's Oracle Database product adds multi-site functionality and a two-way financial interface. This feature allows multiple physical sites to share a single database, with each site only having access to it's own set of data. Enhanced security allows a single person to have access privileges for data pertaining to a single site or multiple sites. This is extremely helpful to organizations that want to do all purchasing for all sites from a central location but still want maintenance and inventory data to be segregated and accessible only to the site from which it originates. Also released for beta testing in September 1997 was the second version of an interface to Oracle Applications. This interface is the first to take advantage of the MOSIA architecture included in Oracle
6.0.  The  release of this  product  is  scheduled  for the 3rd  quarter
1998.

    Weblink 1.0 was released for beta in December 1997. This product runs in a browser and allows any user to submit and monitor a requisition or work order request.

    During 1997, work progressed on an upgrade to the Company's MP2 Professional v4.6 file/server product. MP2 Professional 5.0 Access will have the same graphical user interface and feature set as SQL 5.0 and Oracle 5.0 but will run on the Microsoft Access database.

    The former SQL developers focused their 1997 efforts on improving the functional quality of MP5 and adding to it the user interface that is consistent across all products offered by Datastream. This allows customers to upgrade software packages with a minimum of training and inconvenience.

    Current development efforts are focused on the version 7.0 client/server product. This product will be web-based and utilize a component based, 3-tier architecture. Advantages of this technology are low cost of ownership because the product will be able to be run from a browser, increased scalability due to the 3-tier architecture and better performance, especially over low speed wide area networks.

    Datastream received Year 2000 certification for it's development methods from the Information Technology Association of America (ITAA). This means the Company has the correct controls in its development process and methods to ensure the software produced is Year 2000 compliant. The following primary products are considered Year 2000 compliant: MaintainIt 2.0, MaintainIt 3.0, MaintainIt Pro 3.01, MP2 Professional 4.6 (16 and 32 bit versions), MP2 Professional 5.0, MP2 Enterprise (all version 5 series), MP2 Enterprise (all version 6 series) and MP5.

    In  addition  to  the  new  product  development  projects,  several
existing   products  were  translated  into  several  foreign  languages during 1997.

    Although management believes that the research and development staff will be able to meet their development challenges, there can be no assurance that the above or any other development projects will be completed in a timely manner or will result in a product that achieves market acceptance.

    Product development expenses consist principally of salaries and certain other expenses related to development and modifications of software products, which are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("Statement No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in Statement No. 86 and ends when the resulting product is available for distribution. Annual amortization of capitalized product development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated economic life of the software, which is not more than eighteen months or three years, depending on the product. The Company's software development expenditures were approximately $2.31 million, $4.00 million and $6.65 million in 1995, 1996 and 1997, respectively. Of these amounts, the amounts capitalized were approximately $573,000, $2.61 million and $2.29 million,
respectively.   During  December  1996,  the  Company  took  a  one-time
charge of $1.804 million related to the write-off of capitalized software deemed obsolete or superseded by the products obtained through acquisition of SQL.

    The Company's industry is characterized by rapidly changing technology, frequent new product introductions and evolving industry standards that can render Company products obsolete or unmarketable. The Company's future success will depend upon its ability to enhance its current products, to introduce new products that adequately address technological and market developments and to meet the increasingly sophisticated needs of its customers. Furthermore, approximately 99% of the Company's 1997 revenues were derived from sales of the Windows versions of MP2, MaintainIt, MaintainIt Pro, MP2 Professional, MP2 Enterprise and MP5 and related services and support. Accordingly, the Company's financial performance in the near term will depend on continued market acceptance of these products and, to a lesser extent, on the introduction and acceptance of new
products,   such  as  the  SQL  Server  client/server   version  of  MP2
Enterprise.


Competition

    The current market for CMMS/EAMS software is both fragmented and highly competitive. Management estimates that there are more than 200 vendors of CMMS/EAMS software products and anticipates that the market will continue to attract new competitors in the future. Competition at the high end of the market comes from large vendors such as Marcam Corporation, Project Software and Development, Inc. (PSDI), The Indus Group (which recently acquired The System Works (TSW)), and several ERP vendors such as SAP, whose programs originated with minicomputer and mainframe-based programs, and which now offer enterprise-wide management systems (including maintenance modules) for use in the client/server environment. Increasing customer demand for client/server products may make the Company subject to increased competition if these vendors choose to modify their products to offer lower-priced client/server capabilities in PC network markets.

    The Company has historically concentrated its efforts at the low end of the CMMS/EAMS market in which typical transaction sizes (including software and customization, integration, training and support services) range from $1,000 to $10,000. In these segments, Datastream encounters competition from a variety of vendors, including companies such as CK Systems, JB Systems and DP Solutions, Inc., that offer off-the-shelf CMMS applications for single users (or a limited number of users) on personal computers and local area networks.

    In late 1995, the Company introduced a client/server version of its MP2 product and has sought to expand sales of its middle-tier client/server technology (aimed at Customers with revenues in the $250 million to $500 million range) both domestically and internationally. This move placed the Company into increased competition with certain of its competitors who offer client/server products, such as PSDI and TSW. Further, the acquisition of SQL puts the Company into direct client/server competition across each of the product lines offered by PSDI and TSW, as well as in competition with products offered by Revere Corporation and certain ERP vendors. The Company competes internationally with both local or regional providers of CMMS/EAMS, and with CMMS/EAMS vendors that operate on a global basis. Local and regional competitors are generally smaller, but are more knowledgeable of the specific markets in which they compete. Global competitors such as PSDI and Indus participate actively in the European, Latin American and Pacific Rim countries, entering these markets through distributors, direct sales and service offices or through strategic partnerships. Competition in these countries is frequently intense and while the Company has been successful in integrating SQL so as to compete from a local basis in Europe, and extending elsewhere through distributorships, there is no guarantee that the company will continue to prevail in these markets. Management believes that the Company's products are differentiated by technology, product architecture, features, functionality and value pricing, and that the Company itself is now differentiated from much of the competition with respect to the ability to deliver sales, service and support on a global basis, but there is no assurance the Company will be successful in its efforts to compete in the client/server market.

    Throughout 1996 and 1997, the Company also expanded into new areas of the low-end CMMS/EAMS market, through its entry-level products, MaintainIt and MaintainIt Pro, which compete directly with other low-end maintenance automation software products.

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

    The Company's products compete on the basis of quality, price, technical support and service, application features and ease-of-use. Management believes that the Company's products compete favorably with respect to these factors. However, certain of the Company's existing competitors, as well as a number of potential market entrants, have greater financial, marketing, service and support and technical resources than the Company. The Company will be required to make continued investment in product development to meet competitive pressures. There can be no assurance that the Company will have sufficient resources to make those investments or that the Company will be able to make the technical advances necessary to continue to compete effectively in the future.


Proprietary Rights and Licenses

    The Company claims that title to and ownership of the software developed by Datastream and SQL resides exclusively with those companies. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and licensing agreements, the contractual provisions in "shrink-wrap" licenses and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently  develop  software  products  that  are  superior  to  the
Company's products. Existing copyright laws provide limited protection to the Company in prohibiting competitors from independently producing software products that are substantially similar to Datastream's products. Neither Datastream nor SQL currently holds any patents or has any patent applications pending.

    Although in limited instances involving large sales the Company may specifically negotiate license agreements that are signed by both the licensee and the Company, in the substantial majority of sales, the Company relies on a "shrink-wrap" license for protection against unauthorized use of its products. Certain provisions of these licenses, including restrictions on use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, through the acquisition of SQL and based upon its internal expansion efforts, the Company is increasing the sales of its products internationally. This entails certain additional intellectual property risks in that the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against the Company. Any such claim made against the Company, with or without merit, could be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against the Company could have a material adverse effect on the Company's financial condition and results of operations.

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

    As of  March  20,  1998,  the  Company  employed  565  persons  on a full-time basis, including 209 sales and marketing personnel, 208 service and support representatives, 57 administrative personnel and 91 employees involved in product research and development. None of
Datastream's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. Management considers relations between the Company and its employees to be very good.

Trademarks

    Datastream(R),MaintainIt(R), SideArm(R), MP2(R),Personal Maintenance Assistant(R), RequestLink(R), The Maintenance Journal(R), The Leader in Maintenance Software(R), EP2(R), Step-By-Step(R) and Partnership Between Technology and Practice(R) are registered trademarks of the Company. MP2 Weblink(TM),MP2 Explorer(TM),MP2 Professional(TM),MP2 Enterprise(TM), MP2 Millenium(TM) and MP5(TM) are trademarks of the Company. Grainger(R) is a registered trademark of W.W. Grainger, Inc. ORACLE(R) is a registered trademark of Oracle Systems Corporation. Paradox(R) is a registered trademark of Borland International, Inc. Windows(R), Windows 95(R) and Windows NT(R) are registered trademarks of Microsoft Corporation.


Item 2.  Properties.

    The Company conducts its principle operations out of a 125,000 square foot headquarters building located in Greenville, South Carolina. The Company also has under lease approximately 12,000 square feet of space in Rotterdam, The Netherlands (lease expiration November 2002), approximately 5,000 square feet of space in Minneapolis, Minnesota (lease expiration October 1998), approximately 4,000 square feet of space in Slough, Great Britain (lease expiration March 2000) and approximately 3,000 square feet of space in Irvine, California (lease expiration January 2000), approximately 3,250 square feet of space in Grenoble, France (lease expiration February 1999), approximately 2,000 square feet of space in Paris, France (lease expiration August 2001), approximately 1,500 square feet of space in
Chicago, Illinois (lease expiration December 1999), approximately 1,500 square feet of space in Dallas, Texas (lease expiration January
2000) and approximately 1,000 square feet of space in Monterrey, Mexico (lease expiration January 2000).


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


Item 4.  Submission of Matters to a Vote of Security Holders.

    A Special Meeting of Stockholders was held on Monday, December 22, 1997 at which time such stockholders voted on, and approved, a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase from 15,000,000 to 40,000,000 the number of shares of Common Stock the Company is authorized to issue. Indicated below is the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to such matter.


                   Shares            Shares          Shares
                    For              Against        Abstained

                 7,811,432           335,326          7,540


                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder
Matters.

    The Common Stock of the Company is traded on the Nasdaq National Market under the symbol DSTM. The Company has never declared or paid any cash dividends on its Common Stock. However, in anticipation of its secondary public offering in October 1995, the Company declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. The Company declared a second two-for-one stock split, effected in the form of a one-for-one share dividend, effective January 30, 1998. The Company anticipates that all of its earnings will be retained for the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high/ask and low/bid prices for each quarter of the Company's last two fiscal years. The prices below reflect the two-for-one stock splits which occurred on September 12, 1995 and January 30, 1998.

    Quarter Ended            High/ask              Low/bid

    March 31, 1996             11.75                 8.125
    June 30, 1996              18.25                11.625
    September 30, 1996         17.5                 12.125
    December 31, 1996          15.00                 8.50

    March 31, 1997             12.25                 7.875
    June 30, 1997              10.625                6.25
    September 30, 1997         19.50                 7.50
    December 31, 1997          19.125                10.50

    The closing price of a share of the Company's Common Stock on March 20, 1998 was $20.125. As of March 20, 1998, the Company had 155 shareholders of record and approximately 6,000 beneficial owners of its Common Stock.


Item 6.  Selected Financial Data.

                                     For the year ended December 31,

                                1993     1994     1995     1996     1997
                                ----    -----     -----    -----    ----

                               (in thousands, except operating
                                    and per share data)

Statement of Operations Data:
Total revenues................. $5,878  $10,374  $20,346  $32,466  $69,768
Total cost of revenues(1)......  1,704    3,136    5,218   11,507   22,131
                               -------  -------  -------  -------  -------
Gross profit...................  4,174    7,238   15,128   20,959   47,637
Total operating expenses (2)...  3,360    4,813    9,216   47,758   31,076
                               -------  -------  -------  -------  -------
Operating income (loss)........    814    2,425    5,912  (26,799)  16,561
Net other income...............     13       42    1,176    2,370      987
                               -------  -------  -------  -------  -------

Income (loss) before income
taxes..........................    827    2,467    7,088  (24,429)  17,548
Income taxes...................    320      915    2,742    3,581    6,110
                               -------  -------  -------  -------  -------
Net income (loss)..............$   507 $  1,552 $  4,346 $(28,010)$ 11,438
                               =======  ======= ======== ======== ========

Basic net income (loss)
    per share..................$   .05 $    .15 $    .33 $  (1.65)$    .62
                               ======= =======  ======== ======== ========
Diluted net income (loss)
     per share.................$   .05 $    .15 $    .30 $  (1.58)$    .59
                               ======= =======  ======== ======== ========

Basic weighted average
common shares outstanding...... 10,366   10,366   13,004   16,977   18,397

Diluted weighted average
common shares outstanding...... 10,366   10,366   14,366   17,686   19,246

Operating Data:
Software units sold at
period-end (cumulative)........  5,252    7,332   11,964    24,787  35,465

                                           As of December 31,

                                 1993     1994      1995      1996    1997
                                 ----     ----      ----      ----    ----
Balance Sheet Data:
Working Capital.............    $ 662   $1,569   $19,965   $13,633  $22,290
Total Assets................    2,978    5,790    50,692    57,577   65,097
Long-term debt, less
current portion.............       68       46        22     2,893      603
Total stockholders' equity..      564      916    46,034    33,125   47,108

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


Overview

    Datastream was incorporated in 1986 to develop, market, sell and support software products for the industrial automation market. The Company's revenues have grown each calendar year since inception.
Excluding the one-time charges related to the acquisition of SQL, the Company has been profitable in each of the last five years and has experienced a compounded annual growth rate of 76% in revenues and 108% in earnings during that period.

    The Company  offers a complete  family of CMMS/EAMS  products to the
MRO  industry.   See   "Business--Products".  Generally  these  products
consist of 4 major categories based on price and functionality. MaintainIt and MaintainIt Pro are off-the-shelf, entry-level solutions for small to medium businesses. MP2 Professional is a full featured integrated maintenance system for small to mid-size companies. MP2 Enterprise combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database. Through the Company's acquisition of SQL in December 1996, the Company now also offers SQL's MP5 (formerly R5 CAMMS), high-end EAMS product. Datastream and SQL support their software products through professional and support services. The Company recognizes revenue in accordance with SOP 91-1, "Software Revenue Recognition." See Note 1(c) of the Company's Financial Statements for additional information concerning the Company's revenue recognition policies.

    Until 1995, the Company concentrated its resources on developing Microsoft DOS/Windows compatible software for use on standalone computers or PC network systems. Recently, development efforts have focused on introducing enterprise-wide Windows client/server products for Oracle and Microsoft SQL Server. Product development costs consist principally of salaries and certain other expenses related to development and modification of software products, which are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("Statement"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Capitalization of such costs begins only upon establishment of technological feasibility as defined in the Statement and ends when the resulting product is available for distribution. Annual amortization of capitalized product development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated economic life of the software, which is not more than eighteen months or three years, depending on the product.

    Revenues  from sales  outside  the  United  States  were  negligible until 1995, when international revenues reached 10.7% of total revenues. International revenues increased to 13.4% of total revenues in 1996, and 36.6% in 1997, primarily as a result of the acquisition of SQL. Management expects that international revenues will continue to increase as a percentage of total revenues, due to both SQL, and to Datastream's own internal expansion efforts. On a pro forma basis, 1996 revenues adjusted for the inclusion of SQL would have been approximately $49.2 million. Of that figure, approximately 37% would have been derived from international sources. The Company hedges against a defined range of movements in the exchange rates between the currencies in which it does virtually all its business. As the Company begins to accept increased payments in foreign currency, significant changes in the values of these foreign currencies relative to the United States dollar may affect the Company's financial condition and results of operations. In addition, gains and losses on currency translations could contribute to fluctuations in the Company's results of operations. See "-Safe Harbor Statement--Risks Associated With International Sales".

    The Company's principal areas of operation include the United States and Europe. Information about the Company's operations in different geographic locations in 1997 is as follows:

                              United
                              States         Europe             Total
                              ------         ------             -----
                                           (in thousands)

   Total revenues      $ 52,299  75.0%  $ 17,470  25.0%   $ 69,768  100%
   Operating income    $ 11,179  67.5%  $  5,383  32.5%   $ 16,561  100%
   Identifiable assets $ 56,697  87.1%  $  8,400  12.9%   $ 65,097  100%

    The United  States  operations  include  international  revenues  of approximately $8,100,000 for the year ended December 31, 1997. International revenues for the year ended December 31, 1995 and 1996 were approximately $2,180,000 and $4,354,000, respectively.

    Many software companies experience seasonal variations in revenues. The Company has experienced twenty-two consecutive quarters of increasing total revenues. Although this growth does not reflect seasonal variations in the Company's operating results, the Company believes that its future results of operations may be subject to quarterly variations. The acquisition of SQL has exposed the company to seasonal revenue fluctuations in Europe, principally slower business conditions in the first and third quarters of the year. Datastream has historically experienced an increase in revenues in the quarter (Q2 1997 and Q2 1996) during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in June 1998 (although no assurance of such an increase in 1998 can be given).

Because the Company consummated the acquisition of SQL on the last day of fiscal 1996 and the transaction was accounted for as a purchase, SQL's results of operations for fiscal 1996 are not included in the Company's fiscal 1996 results. For 1996, SQL generated revenues of approximately $17.3 million and a net loss of approximately $5.9 million. Although the Company has successfully integrated and rationalized SQL's operations, the acquisition of SQL has impacted and will continue to impact the reporting control and management capabilities of the Company in 1998. See "-'Safe Harbor' Statement - Impact of SQL Acquisition".

Results of Operations

    The following tables set forth statement of operations data for the three years ended December 31, 1995, 1996 and 1997, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

                                 Year Ended December 31,     Percent
Change
                                 1995      1996      1997    95-96    96-97
                                   (in thousands, except per share data)

Statement of Operations Data:
Revenues:
    Product.................... $9,343   $14,018   $31,174    50.0%   122.4%
    Professional services......  6,660    12,326    26,438    85.1    114.5
    Support....................  4,343     6,122    12,156    41.0     98.6
                                -------   -------   -------   ------ ------

       Total revenues.......... 20,346    32,466    69,768    59.6   114.9

Cost of revenues:
    Cost of product revenues...  1,136     1,879     3,133    65.5    66.7
    Cost of professional-
       services revenues.......  3,383     6,729    15,160    98.9   125.3
    Cost of support revenues...    699     1,095     3,838    56.7   250.5
    Write-off of capitalized
       software................     -      1,804        -     N/M     N/M
                               -------   -------   -------   ------ ------

       Total cost of revenues..  5,218    11,507    22,131   121.0    92.3

Gross Profit................... 15,128    20,959    47,637    38.5   127.3

Operating expenses:
    Sales and marketing........  5,216     9,399    18,617    80.2    98.1
    Product development........  1,741     1,390     4,364   (20.1)  213.9
    General and administrative.  2,259     3,369     8,095    49.1   140.2
    Write-off of in-process
      research & development...     -     33,600       -      N/M     N/M
                               -------   -------   -------   ------ ------

       Total operating expenses  9,216    47,758    31,076   418.2   (34.9)
                               -------   -------   -------   ------ ------

Operating income(loss)........   5,912   (26,799)   16,561  (553.3)  161.8
Net other income..............   1,176     2,370       987   101.5   (58.4)
                               -------   -------   -------   ------ ------

Income(loss) before income taxes 7,088   (24,429)   17,548  (444.7)  171.8
Income taxes..................   2,742     3,581     6,110    30.6    70.6
                               -------   -------   -------   ------ ------

Net income(loss) ............. $ 4,346  $(28,010) $ 11,438  (744.5)  140.8
                               =======   =======   =======   ====== ======
Basic net income (loss)
    per share................. $   .33  $  (1.65)  $   .62  (600.0)% 137.6%
                               =======   =======   =======   ====== ======
Diluted net income(loss)
    per share................. $   .30  $  (1.58)  $   .59  (627.0)% 137.3%
                               =======   =======   =======   ====== ======
N/M -- Not meaningful

                                                  Year Ended December 31,
Statement of Operations Data:                     1995     1996     1997
                                                  ----     ----     ----
Revenues:
    Product...................................    46.0%    43.2%    44.7%
    Professional services.....................    32.7     38.0     37.9
    Support...................................    21.3     18.8     17.4
                                                ------   ------   ------

       Total revenues.........................   100.0    100.0    100.0

Cost of revenues:
    Cost of product revenues..................     5.6      5.8      4.5
    Cost of professional service revenues.....    16.6     20.7     21.7
    Cost of support revenues..................     3.4      3.4      5.5
    Write off of capitalized software.........       -      5.6        -
       Total cost of revenues.................    25.6     35.5     31.7
                                                ------   ------   ------

Gross Profit..................................    74.4     64.5     68.3

Operating expenses:
    Sales and marketing.......................    25.6     28.9     26.7
    Product development.......................     8.6      4.3      6.3
    General and administrative................    11.1     10.4     11.6
    Write off of in-process research
      and development                               -     103.5       -

       Total operating expenses...............    45.3    147.1     44.6
                                                 -----    -----    -----

Operating income(loss)........................    29.1    (82.6)    23.7
Net other income..............................     5.8      7.3      1.4
                                                 -----    -----    -----

Income(loss) before income taxes..............    34.9    (75.3)    25.1
Income taxes..................................    13.5     11.0      8.7
                                                 -----    -----    -----

Net income(loss)..............................    21.4%   (86.3)%   16.4%
                                                 =====    =====    =====


1997 Compared to 1996 and 1996 Compared to 1995

    Total Revenues. Total revenues for 1997 increased 114.9% to approximately $69.8 million from approximately $32.5 million in 1996, due principally to the impact of the acquisition of SQL Group, BV on December 31, 1996, introduction of foreign language versions of Datastream's MP2 Professional and MaintainIt Pro in Europe through the SQL channels, continued acceptance of the Company's products in the global industrial automation market, expansion of the Company's sales, professional and technical support service organizations, introduction of MP2 Enterprise in March 1997, followed by translated versions catering to several European languages, introduction of RequestLink in late 1996 and the expansion of the sales and marketing functions to support the Company's telesales and direct sales programs. The total growth in revenues of 114.9% is comprised of a 49.9% increase in Datastream's revenues, an additional growth of 36.0% attributable to the acquisition of SQL and a 29.0% growth in SQL's revenues for fiscal 1997. Total revenues for 1996 increased 59.6% to approximately $32.5 million from approximately $20.3 million in 1995, due principally to a number of factors, including the continued acceptance of the Company's products in the industrial automation market, expansion of the Company's sales, professional and technical support service organizations, introduction of MP2 for Windows95/NT in June 1996, introduction of MaintainIt Pro in September 1996, increased demand for the client/server version of MP2 Professional in the industrial automation market, and the addition of sales personnel and marketing resources to support the Company's telesales and direct sales programs. International revenues were approximately $25.4 million, or 36% of total revenues in 1997, compared to $4.4 million , or 13.4% of total revenues in 1996, compared to approximately $2.2 million, or 10.7% of total revenues, in 1995.

    Product revenues increased 122.4% to approximately $31.2 million in 1997 from approximately $14.0 million in 1996, and 50.0% to approximately $14.0 million in 1996 from approximately $9.3 million in 1995. These increases are due to expansion of the number of software products being sold, growth in the number of software units sold, and an increase in the average selling price of the systems sold. As a percentage of revenues, revenues from software products increased to 44.7% in 1997 from 43.2% in 1996 and decreased to 43.2% in 1996 from 46.0% in 1995.

    Professional Service revenues increased 114.5% to approximately $26.4 million in 1997 from approximately $12.3 million in 1996 and 85.1% to approximately $12.3 million in 1996 from approximately $6.7 million in 1995. These increases generally reflect the impact of the acquisition of SQL, increased installation, training and integration services provided to support increased product sales. As a percentage of revenues, revenues from professional services decreased slightly to 37.9% in 1997 from 38.0% in 1996 and increased to 38.0% in 1996 from 32.7% in 1995.

    Technical support service revenues increased 98.6% to approximately $12.2 million in 1997 from approximately $6.1 million in 1996, and 41.0% to approximately $6.1 million in 1996 from approximately $4.3 million in 1995. These increases reflect the impact of the acquisition of SQL and an increase in the type and variety of services provided to a larger installed customer base. As a percentage of total revenues, revenues from technical support services decreased to 17.4% in 1997 from 18.8% in 1996 and 21.3% in 1995.

    Cost of Revenues. Cost of product revenues as a percentage of total revenues decreased to 4.5% in 1997 from 5.8% in 1996 and increased to 5.8% in 1996 from 5.6% in 1995. The decrease as a percentage of revenues in 1997 from 1996 and 1995 principally reflects decreased amortization of capitalized software costs as a percentage of product costs, the smaller component of product cost reflected in SQL's product revenues, decreased costs associated with printing and replication of the Company's software products, and volume discounts realized on shipping costs. The slight increase as a percentage of revenues in 1996 from 1995 principally reflects increased amortization of capitalized software costs as a percentage of product costs.

    Cost of professional services increased as a percentage of total revenues to 21.7% in 1997 from 20.7% in 1996 and 16.6% in 1995. The increase as a percentage of revenues in 1997 from 1996 was due primarily to the acquisition of SQL which experiences lower utilization of professional service personnel during the first and third quarters resulting from seasonal business cycles in Europe. The decrease as a percentage of revenues in 1996 from 1995 was due primarily to decreased utilization of engineers during the second half of the year resulting from increased hiring to support planned services growth.

    Cost of technical support services as a percentage of total revenues was 5.5%, 3.4% and 3.4% in 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 as a percentage of revenues reflects the impact of the acquisition of SQL which sells larger contracts containing a larger component of technical support service cost.

    Cost of revenue in 1996 included a one-time $1.8 million write-off of capitalized software which became obsolete as a result of the acquisition of SQL (see note 1(i) to the consolidated financial statements). No such charges against income were taken in 1997.

    Sales and Marketing Expenses. Sales and marketing expenses for 1997 increased 98.1% to approximately $18.6 million from approximately $9.4 million in 1996, and increased 80.2% to approximately $9.4 million from approximately $5.2 million in 1995. As a percentage of total revenues, these expenses were 26.7% in 1997, 28.9% in 1996 and 25.6% in 1995. The decrease as a percentage of revenues in 1997 from 1996 was due primarily to increased productivity of the sales and marketing staff combined with increased market acceptance of the Company's products. The increase as a percentage of revenues in 1996 from 1995 was due primarily to increased commissions and sales travel expenses.

    Product Development Expenses. Total expenditures on product development, including capitalized expenses, increased to approximately $6.7 million in 1997 from approximately $4.0 million in 1996 and from approximately $2.3 million in 1995. The increases were primarily due to the hiring of additional employees and third party consultants to work on the Company's file/server, client/server, MaintainIt/Pro and foreign language products. The Company capitalized software expense of approximately $2.3 million, $2.6 million and $.6 million, respectively, in 1997, 1996 and 1995, which represented 34.4%, 65.2% and 24.8% of total expenditures for product development in the respective periods. Capitalization of software expense is expected to decrease as a percentage of total development expense in 1998 because the majority of projects qualifying for capitalization have been or will be released for revenue shipments in 1998. Net product development expenditures were approximately $4.4 million, $1.4 million and $1.7 million in 1997, 1996 and 1995, respectively. Net product development expenses as a percentage of revenues were 6.3%, 4.3% and 8.6% in 1997, 1996 and 1995, respectively. Amortization of capitalized product development costs is charged to cost of product sales and totaled approximately $1.5 million, $.5 million and $.3 million in 1997, 1996 and 1995, respectively. Management believes that these capitalized software assets will be recoverable out of future product sales.

    General and Administrative Expenses. General and administrative expenses include the cost of the Company's finance, human resources and information services. General and administrative expenses increased 140.2% to approximately $8.1 million in 1997 from approximately $3.4 million in 1996, and 49.1% to approximately $3.4 million in 1996 from approximately $2.3 million in 1995, due primarily to the acquisition of SQL which historically spent more on general and administrative categories, increased administrative personnel required to support the Company's growth, increased reserves and increased expenses associated with being a public company. As a percentage of total revenues, general and administrative expenses were 11.6% in 1997, 10.4% in 1996 and 11.1% in 1995.

    Write-off  of  in-process   research  and  development   costs.  The
company expensed $33.6 million of in-process research and development acquired as part of the acquisition of SQL. Also in conjunction with the acquisition of SQL in 1996, the Company wrote off approximately $1.8 million of capitalized software which represented investments in products rendered redundant or obsolete by the acquisition of the SQL product line. These one-time charges resulted in the Company reporting a loss in 1996 (see note (2) to the consolidated financial statements).

    Other Income/Expense. Other income decreased $1.4 million in 1997 from approximately $2.4 million in 1996, after having increased approximately $1.2 million in 1996 from approximately $1.2 million in 1995. The decrease from 1996 to 1997 was primarily due to lower interest earned on smaller investment balances which resulted after remitting the cash portion of the purchase of SQL to its shareholders. The increase from 1995 to 1996 was due to the interest earned on higher investment balances realized upon completion of two public offerings of Common Stock in April 1995 and October 1995, respectively.

    Income Taxes. The Company's effective income tax rate for 1997 increased to 34.8% 1997 from (14.6%) in 1996, primarily due to the tax treatment of the SQL acquisition and related costs. Without the effect of the acquisition, the Company's effective tax rate for 1996 would have been 36.5% and the decrease from 1996 to 1997 could be attributed principally to increased product development tax credits. Likewise, the effective tax rate decrease from 38.7% in 1995 to 36.5% in 1996, excluding the effects of the SQL acquisition, was due primarily to increased development tax credits.

    Net  Income(loss).  The  Company's  net income  increased  140.8% in
1997 to approximately $11.4 million or $.62 basic earnings per share ($.59 diluted earnings per share) from a loss of approximately ($28.0) million in 1996, and decreased 744.5% in 1996 to a loss of approximately $(28.0) million or $(1.65) basic earnings per share (($1.58) diluted earnings per share), from approximately $4.35 million, or $.33 basic earnings per share ($.30 diluted earnings per share) in 1995. The increase in net income is due to the impact of the acquisition of SQL and internal growth of revenues during 1997.
The loss in 1996 is directly attributable to the one-time write-off of costs associated with the acquisition of SQL. Before accounting for the one time charges associated with the acquisition, the Company's net income increased 64% to $7.1 million in 1996.


Quarterly Results

    General. Many software companies experience seasonal variations in revenues. The Company has experienced twenty-two consecutive quarters of increasing total revenues. Although this growth does not reflect seasonal variations in the Company's operating results, the Company believes that its future results of operations may be subject to quarterly variations. The acquisition of SQL has exposed the company to seasonal revenue fluctuations in Europe, principally slower business conditions in the first and third quarters of the year. Datastream has historically experienced an increase in revenues in the quarter (Q2 1997 and Q2 1996) during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in June 1998 (although no assurance of such an increase in 1998 can be given).

    The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter
ended   December  31,  1997.   In  the  opinion  of   management,   this
information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K Report and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

                                             Quarter
                                              Ended

                                  1996                          1997
                                  ----                          ----
                       March   June   Sept.  Dec.  March   June  Sept.  Dec.
                        31,    30,    30,    31,     31,    30,    30,    31,

Revenues:
  Product............ $3,073 $3,259 $3,652 $4,034  $6,148 $6,851 $8,195 $9,980
  Professional
    services.........  2,489  2,813  3,070  3,954   5,783  6,909  6,187  7,559
  Support............  1,340  1,632  1,543  1,607   2,751  3,054  3,018  3,333
                       -----  -----  -----  -----   -----  -----  -----  -----
   Total revenues....  6,902  7,704  8,265  9,595  14,682 16,814 17,400 20,872
Cost of revenues:
  Cost of product
    revenue..........    361    491    473    554     844    695    746    848
  Cost of professional
    service rev......  1,177  1,443  1,716  2,393   3,530  3,712  3,738  4,180
  Cost of support
    revenue..........    265    261    258    311     687  1,090  1,134    927
  Write off of
    capitalized software   -      -      -  1,804       -      -      -      -

  Total cost of
    revenues.........  1,803  2,195  2,447  5,062   5,061  5,497  5,618  5,955
                       -----  -----  -----  -----   -----  -----  -----  -----
Gross profit.........  5,099  5,509  5,818  4,533   9,621 11,317 11,782 14,917
Operating expenses:
  Sales and marketing  2,128  2,234  2,269  2,768   4,273  4,694  4,605  5,045
  Product development    417    301    358    314     834  1,036  1,180  1,314
  General and
    administrative...    628    867    805  1,068   2,236  1,773  1,522  2,564
  Write off of
    in-process research
    and development..      -      -      - 33,600       -      -      -      -
                       -----  -----  -----  -----   -----  -----  -----  -----
Total operating
expenses.............  3,173  3,402  3,432 37,750   7,343  7,503  7,307  8,923
                       -----  -----  -----  -----   -----  -----  -----  -----
Operating income(loss) 1,926  2,107  2,385(33,217)  2,278  3,814  4,475  5,994
Net other income.....    576    581    590    623     208    282    249    248
                       -----  -----  -----  -----   -----  -----  -----  -----
Income(loss) before
  income taxes.......  2,502  2,687  2,976(32,594)  2,486  4,096  4,724  6,242
Income taxes.........    963   1036  1,146    436     508  1,495  1,748  2,359
                       -----  -----  -----  -----   -----  -----  ----- ------

Net income (loss)... $1,539 $1,651 $1,830$(33,030) $1,978 $2,601 $2,976 $3,883
                      ====== =====  ====== ======   =====  =====  =====  =====
Basic net income
(loss) per share..... $  .09  $ .10  $ .11 $(1.95)  $ .11  $ .14   $.16 $  .21
                       =====  =====  =====  =====   =====  =====  =====  =====
Diluted net income
(loss) per share.....  $ .09  $ .10  $ .11 $(1.88)  $ .11  $ .14   $.15 $  .19
                       =====  =====  =====  =====   =====  =====  =====  =====

    The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company's results of operations for each of the eight quarters through the quarter ended December 31, 1997.


                                                   Quarter
                                                    Ended
                                     1996                      1997
                                      ----                      ----
                              Mar   Jun   Sep   Dec     Mar   Jun   Sep   Dec.
                               31,   30,   30,   31,     31,   30,   30,   31,

Revenues:
  Product............        44.5% 42.3% 44.2%  42.0%  41.9% 40.7 %47.1% 47.8%
  Professional services      36.0  36.5  37.2   41.2   39.4  41.1  35.6  36.2
  Support............        19.5  21.2  18.6   16.8   18.7  18.2  17.3  16.0
                             ----  ----  ----   ----   ----  ----  ----  ----
   Total revenues....       100.0 100.0 100.0  100.0  100.0 100.0 100.0 100.0
Cost of revenues:
  Cost of product revenue..   5.2   6.4   5.7    5.8    5.7   4.1   4.3   4.1
  Cost of professional
      service revenue......  17.1  18.7  20.8   24.9   24.0  22.1  21.5  20.0
  Cost of support revenue..   3.8   3.4   3.1    3.2    4.7   6.5   6.5   4.4
  Write-off of capitalized
      software.                 -     -     -   18.7     -     -     -     -
                             ----  ----  ----   ----   ----  ----  ----  ----
   Total cost of revenue...  26.1  28.5  29.6   52.6   34.5  32.7  32.3  28.5
                             ----  ----  ----   ----   ----  ----  ----  ----
Gross profit.........        73.8  71.5  70.4   47.4   65.5  67.3  67.7  71.5
Operating expenses:
  Sales and marketing        30.8  29.0  27.5   28.9   29.1  27.9  26.5  24.2
  Product development         6.0   3.9   4.3    3.3    5.7   6.2   6.8   6.3
  General & administrative.   9.1  11.3   9.8   11.1   15.2  10.5   8.7  12.3
  Write-off of in-process
      Research & Development    -     -     -  350.2     -     -     -     -
                             ----  ----  ----  -----   ----  ----  ----  ----
  Total operating
      expenses...........    46.0  44.2  41.5  393.5   50.0  44.6  42.0  42.8
                             ----  ----  ----   ----   ----  ----  ----  ----
Operating income(loss)       27.9  27.3  28.9 (346.1)  15.5  22.7  25.7  28.7
Net other income.....         8.3   7.5   7.1    6.5    1.4   1.7   1.4   1.2
                             ----  ----  ----   ----   ----  ----  ----  ----
Income(loss) before
income taxes.........        36.3  34.9  36.0 (339.6)  16.9  24.4  27.1  29.9

Income taxes.........        14.0  13.5  13.9    4.5    3.5   8.9  10.0  11.3
                             ----  ----  ----   ----   ----  ----  ----  ----

Net income(loss).....        22.3% 21.4% 22.2% 344.1%  13.5% 15.5% 17.1% 18.6%
                             ====  ====  ====  =====   ====  ====  ===== ====



Liquidity and Capital Resources

    Since  its  inception,  the  Company  has  financed  its  operations through a combination of private equity financing, bank loans and lines of credit, and, beginning in 1988, through cash flows from operations. In 1995, 1996 and 1997 operating activities generated cash totaling approximately $2.8 million, $6.2 million and $2.2 million, respectively, primarily related to increases in net income in 1995 and 1997, and increases in net income before acquisition related charges in 1996.

    In 1995,  1996 and  1997,  the  Company  used  cash  from  investing activities of approximately $41.5 million, $2.1 million and $4.8 million primarily related to the purchase of short-term investments, additions to property, plant and equipment and additions to capitalized software development costs. The Company completed its initial public offering in April 1995, raising net proceeds of approximately $13.6 million, and a second public offering in October 1995, raising net proceeds of approximately $25.1 million. The proceeds of these offerings were invested in U.S. government securities.

    The Company maintains a multi-currency bank line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $5.0 million. This line expires on December 15, 1998. No borrowings were outstanding under the line of credit at December 31, 1997.

    The acquisition of SQL was completed for $34 million, consisting of $17 million in cash, $14 million in stock issued pursuant to Regulation S, $3 million in escrowed stock, and assumption of outstanding liabilities. Following the acquisition, SQL long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities. Approximately $978,000 of SQL's long-term debt remains, of which approximately $346,000 is scheduled to be repaid by the end of 1998.

    The Company's principal commitments as of December 31, 1997 consisted of leases of operating equipment and its foreign office facilities, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations and the proceeds of its public offerings will be sufficient to finance current operating requirements, including capital expenditures, acquisitions and year 2000 compliance costs for at least the next 12 months.

Impact of Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. Statement No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of Statement No. 130 beginning the first quarter of 1998.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). Statement No. 131 requires that an enterprise disclose certain information about operating segments and is effective for financial statements for periods beginning after December 15, 1997.

    In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

Inflation

    The Company believes that inflation has not had a material impact on the Company's operating results and does not expect inflation to have a material impact on the Company's operating results in 1998.

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

    Competition. The current market for CMMS/EAMS software is both fragmented and highly competitive, and management expects competition to intensify as new companies enter the market and existing ones expand their product lines. The Company has entered into new markets at the low end of the market and, more importantly, at the high end of the market through both its introduction of an internally developed client/server product line and through the acquisition of SQL. Management expects the Company to face increased competition across all products lines in 1998. The Company's future performance is partially dependent upon the Company's ability to respond to technological changes, evolving standards and its competitors' innovations. Certain competitors have greater financial, marketing, service and support and technical resources than Datastream and SQL.

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

    Dependence on a Limited Number of Products. Approximately 99% of the Company's 1997 revenues were derived from sales of the Windows versions of SideArm, MP2, MaintainIt, MaintainIt Pro, MP2
Professional, MP2 Enterprise and MP5 and related services and support. Accordingly, the Company's financial performance will depend on continued market acceptance of these products. Any factor adversely affecting sales of the Company's products, such as delays in development, significant software flaws, negative product evaluations or incompatibility with significant hardware platforms could have a material adverse effect on the Company's results of operations.

    Risks Associated with International Sales. International sales increased to 36.0% of the Company's 1997 revenues (from 13.4% in
1996), and management expects that an increasing portion of the Company's total revenues will be derived from international operations conducted in foreign currencies. The Company conducts virtually all its business in US dollars, Dutch guilders, French Francs and British pounds. The Company hedges exchange rate movements on either side of a locked-in spot rate for movements within a range of 3.1% on the dollar-pound rate and 7.5% on the dollar-guilder rate. Changes in the value of these currencies relative to the dollar beyond the ranges hedged by the Company could affect Datastream's results of operations and financial position, and gains and losses on currency translations could contribute to fluctuations in the Company's results of operations. In addition, the deeper exposure to international markets opens new areas with which the Company is not familiar and places the Company in competition with new vendors. There is no assurance the Company will be successful in its efforts to compete in these international markets.

    Fluctuations in Quarterly Results. Traditionally the Company has operated with very little backlog, and a significant portion of Datastream's revenues in any quarter were the result of a large number of relatively small orders received during a period. Accordingly, the Company was subject to fluctuations in the number of overall orders in any given period, which in turn was influenced by the overall level of economic and industrial activity. Datastream establishes expense levels based in part on its expectations as to future net sales. In addition, the acquisition of SQL has given the Company access to the market for high-end maintenance software solutions, which generally take longer to implement and may result in a longer sales process. The extended revenue recognition process may result in fluctuations in quarterly results. If the Company's revenues are below expectations, operating results may be materially adversely affected. No assurance can be given that the Company will be able to maintain profitability on a quarterly or annual basis in the future.

    Impact of SQL Acquisition. The acquisition of SQL has impacted and will continue to impact the reporting, control and management capabilities of the Company. While management believes it fully understands and can address the challenges encountered during the integration process, a number of aspects of SQL's business cause management to recognize that it cannot provide assurance concerning the Company's ability to maintain revenue or earnings growth in the future at the same levels that have been achieved historically. These aspects include the global scope of SQL operations, the fact this is the Company's first major acquisition, the differences encountered in the high-end markets in which SQL competes, the seasonality of SQL's revenues, and the fact that a disproportionate share of SQL's sales occur at the end of each quarter and that the dollar amount of an SQL transaction is substantially greater than the historical dollar amount of an average Datastream transaction.

    Risks Associated with the Year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21'st century dates from 20'th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. There are several aspects to the Year 2000 issue, as follows:

    Impact on Revenue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of software to replace non-year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such increase in demand will be realized, or that companies will resume purchases of the software offered by the Company if and when they resolve their Year 2000 problems. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

    Year 2000 Compliance. The Company has obtained ITAA Year 2000 certification and believes that the current versions of its products are year 2000 compliant. All Datastream products use four digit years for all internal manipulations and representations. The Company regularly runs regression tests on its software, including tests of the year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. Certain customers of the Company may still be running earlier versions of two of the Company's products, developed by the former SQL, which earlier versions are not
Year 2000 compliant. The Company has informed these customers of the need to migrate to current products that management believes are Year 2000 compliant and/or has made available a software patch which management believes will brings these products into Year 2000 compliance. The Company anticipates that generally throughout the software industry substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

    Internal Systems. The Company has also reviewed its internal systems for Year 2000 compliance and is in the process of upgrading to Year 2000 compliant versions from third party software vendors, modifying certain systems, and planning to replace certain systems with new third party software, which the Company expects to complete prior to January 1, 2000. In addition to making its own systems Year 2000 ready, the Company has also begun to contact its keys suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The company has created a Year 2000 Committee to coordinate the efforts to become fully Year 2000 compliant. Management does not believe that the cost to bring its software products and internal systems into Year 2000 compliance will have a material adverse effect on the Company's results of operations or financial condition. However, delays in upgrading some systems to Year 2000 compliance, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its vendors, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products.

    Expenses related to Year 2000 Compliance. The company has not incurred significant expense in becoming Year 2000 compliant as this has been achieved as a part of regular upgrades to the internal operating systems. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition.

    As noted above, this brief summary of certain of the principal factors that may potentially influence the Company's results of operations and financial conditions is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's publicly-filed reports.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Pursuant to the general instructions to Rule 305 to SEC Regulation S-K, quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of SEC Regulation S-K are inapplicable to the Company at this time.

Item 8.  Financial Statements and Supplementary Data.

    The financial statements and supplementary financial information required by this item are filed as part of this Report on Form 10-K on pages F-1 through F-25 and page S-1 immediately preceding the signature page to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.




                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors-Director Nominees Biographical Information," "-Executive
Officers" and "-Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 1998.

Item 11.  Executive Compensation.

    The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors-Additional Information Concerning the Board of Directors" and "Executive Compensation-Executive Compensation Tables" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 1998.


Item 13.  Certain Relationships and Related Transactions.

    The information required by this item is incorporated by reference to information to be included under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 1998.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)The following documents are filed as part of this Report:

      1. Financial Statements

         o Independent Auditors' Report.
         o Consolidated Balance Sheets as of December 31, 1996 and 1997.
         o Consolidated  Statements of Operations for the Years Ended
           December 31, 1995, 1996 and 1997.
         o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997.
         o Consolidated  Statements of Cash Flows for the Years Ended
           December 31, 1995, 1996 and 1997.
         o Notes to Consolidated Financial Statements.



      2. Financial Statement Schedules:

         o Allowance for Doubtful Accounts Receivable.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3. Exhibits:

      Exhibit
      Number    Description

      2.1*      SQL Systems Group, B.V. Share Purchase Agreement.

      3.1**     Amended and Restated Certificate of Incorporation.

      3.1(a) Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1997.

      3.2**     By-Laws.

      4.1** See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

      4.2**     Specimen Stock Certificate.

      10.1***   1995  Stock   Option  Plan  as  amended  and  restated
                through May 7, 1997.

      10.1(a) Amendment to 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 13, 1998.

      10.2+ Stock Option Plan for Directors (as amended and restated as of April 12, 1996).

      10.2(a) Amendment to Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998.

      10.3**    401(k) Retirement Plan of the Registrant.

      10.4++    Amended and Restated Employee Stock Purchase Plan.

      11        Statement re: Computation of Per Share Earnings.

      21        Subsidiaries of the Registrant.

      23        Consent of KPMG Peat Marwick LLP.

      24        Power of Attorney (include on signature page hereto).

      27        Financial Data Schedule.

---------------
 * Incorporated herein by reference to exhibit of the same number to the Company's Current Report on 8-K filed January 10, 1997 (File No. 000-25590).

** Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Registrant (Reg No. 33-89498).

*** Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, filed May 12, 1997 (File No. 000-25590).

+ Incorporated herein by reference to Appendix C to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders filed April 23, 1996 (File No. 000-25590).

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders filed April 23, 1996 (File No. 000-25590).

                     Independent Auditors' Report

The Board of Directors
Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries, as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




Greenville, South Carolina
January 23, 1998

               DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets

                      December 31, 1996 and 1997

            Assets                                    1996      1997
Current assets:                                       ----      ----
   Cash and cash equivalents                     $ 6,315,719   2,409,387
   Accounts receivable, net of allowance
    for doubtful accounts of $835,000 and
    $1,589,910 in 1996 and 1997, respectively     11,725,928  21,968,539
   Unbilled receivables                            1,438,230   2,271,375
   Investments                                    13,011,856   9,735,585
   Prepaid expenses                                  586,647     614,447
   Inventories                                       324,018     369,486
   Deferred income taxes                             395,000     796,000
   Other assets                                      745,093     619,448
                                                  ----------  ----------
        Total current assets                      34,542,491  38,784,267

Investments                                        4,547,220   6,637,286
Property and equipment, net                        8,692,323  10,166,101
Goodwill, net of accumulated amortization
    of $1,091,001 in 1997                          7,636,748   6,545,747
Capitalized software development costs, net of
    accumulated amortization of $1,197,177 and
    $2,676,132 in 1996 and 1997, respectively      2,158,436   2,963,842
                                                ------------  ----------
        Total assets                            $ 57,577,218  65,097,243
                                                ============  ==========
   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                4,403,205   2,696,240
   Other accrued liabilities                       9,139,078   4,135,258
   Income taxes payable                              743,707   2,816,800
   Current portion of long-term debt               1,507,274     346,197
   Unearned revenue                                5,116,007   6,499,953
                                                  ----------  ----------
      Total current liabilities                   20,909,271  16,494,448

Long-term debt, less current portion               2,892,743     603,098
Deferred income taxes                                650,000     892,000
                                                  ----------  ----------
      Total liabilities                           24,452,014  17,989,546
                                                  ==========  ==========
Commitments

Stockholders' equity:
   Preferred stock $1 par value, 1,000,000
      shares authorized; none issued                      -           -
   Common stock, $.01 par value, 40,000,000
      shares authorized; 18,253,578 and
      18,585,518 shares issued and outstanding at
      December 31, 1996 and 1997, respectively       182,536     185,855
   Additional paid-in capital                     55,756,166  58,049,212
   Accumulated deficit                           (22,813,498)(11,375,601)
   Foreign currency translation adjustment                -      217,275
   Unrealized gain on securities available-for-sale       -       30,956
                                                  ----------  ----------
      Total stockholders' equity                  33,125,204  47,107,697
                                                  ----------  ----------
      Total liabilities and stockholders' equity $57,577,218  65,097,243
                                                  ==========  ==========

See accompanying notes to consolidated financial statements.

               DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Operations

             Years ended December 31, 1995, 1996 and 1997


                                        1995        1996        1997
Revenues:                               ----        ----        ----
   Product                         $ 9,342,978  14,018,478  31,174,408
   Applications engineering          6,659,998  12,325,593  26,437,697
   Support                           4,343,008   6,122,332  12,156,190
                                    ----------  ----------  ----------
      Total revenues                20,345,984  32,466,403  69,768,295
                                    ----------  ----------  ----------
Cost of revenues:
   Cost of product revenues          1,135,779   1,879,258   3,132,996
   Cost of applications
     engineering revenues            3,382,730   6,729,072  15,160,409
   Cost of support revenues            699,544   1,094,745   3,837,565
   Write-off of capitalized software     -       1,803,637       -
                                     ---------  ----------  ----------
        Total cost of revenues       5,218,053  11,506,712  22,130,970
                                     ---------  ----------  ----------
      Gross profit                  15,127,931  20,959,691  47,637,325

Operating expenses:
   Sales and marketing              5,216,009   9,398,675   18,616,981
   Product development              1,740,895   1,390,325    4,364,234
   General and administrative       2,259,172   3,369,338    8,094,762
   Write-off of in-process
     research and development            -     33,600,000         -
                                    ---------  ----------   ----------
      Total operating expenses      9,216,076  47,758,338   31,075,977
                                    ---------  ----------   ----------
      Operating income (loss)       5,911,855 (26,798,647)  16,561,348

Other income (expense):
   Interest and other income        1,181,974   2,374,158    1,220,256
   Interest expense                    (5,770)     (4,240)    (233,395)
                                    ---------   ---------    ---------
      Net other income              1,176,204   2,369,918      986,861
                                    ---------   ---------    ---------
      Income (loss) before
        income taxes                7,088,059 (24,428,729)  17,548,209

Income taxes                        2,742,000   3,581,000    6,110,312
                                    ---------  ----------   ----------
      Net income (loss)           $ 4,346,059 (28,009,729)  11,437,897
                                    ========= ===========   ==========
      Basic net income (loss)
        per share                       $ .33       (1.65)         .62
                                    ========= ===========   ==========
      Diluted net income (loss)
        per share                       $ .30       (1.58)         .59
                                    ========= ===========   ==========
      Basic weighted average
        number of common and common
        equivalent shares
        outstanding                13,004,474  16,977,134   18,396,920
                                   ==========  ==========   ==========
      Diluted weighted average
        number of common and
        common equivalent shares
        outstanding                14,365,756  17,685,522   19,245,948
                                   ==========  ==========   ==========
See accompanying notes to consolidated financial statements.

                                                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES


                                                 Consolidated Statements of Stockholders' Equity

                                                   Years Ended December 31, 1995, 1996 and 1997
                                                                                 Unrealized net
                                                                       Foreign   Gain (Loss) on
                                               Additional  Retained   Currency   Investments        Total
                                     Common     Paid-In    Earnings  Translation   Available     Stockholders'
                                      Stock     Capital    (Deficit) Adjustment  for Sale, Net      Equity
                                      -----     -------     -------  ----------  -------------      ------
Balance at December 31, 1994         69,400       -         850,172       -         (3,487)         916,085
   Net income                           -         -       4,346,059       -            -          4,346,059
   Unrealized net gain on
     investments available for
     sale, net of income tax            -         -             -         -          3,487            3,487
   Issuance of common shares in
     initial public offering, net
     of offering costs of $387,787   40,000  13,520,213         -         -             -        13,560,213
   Exercise of redeemable stock
     warrants                        34,424   2,031,125         -         -             -         2,065,549
   Issuance of common shares in
     public offering, net of
      offering costs of $225,064     24,286  25,118,362         -         -             -        25,142,648
                                     ------  ----------   ---------    ------       -------      ----------
Balance at December 31, 1995        168,110  40,669,700   5,196,231       -             -        46,034,041
   Net loss                             -           -   (28,009,729)      -             -       (28,009,729)
   Exercise of stock options          2,328     920,762         -         -             -           923,090
   Tax benefit of options
     exercised                          -       115,000         -         -             -           115,000
   Stock issued for Employee
     Stock Purchase Plan                 76      62,726         -         -             -            62,802
   Stock issued in acquisition       12,022  13,987,978         -         -             -        14,000,000
                                    -------  ----------  ----------    ------       -------      ----------
Balance at December 31, 1996        182,536  55,756,166 (22,813,498)      -             -        33,125,204
   Net income                           -           -    11,437,897       -             -        11,437,897
   Exercise of stock options          3,130   2,042,457       -           -             -         2,045,587
   Tax benefit of options
     exercised                          -       113,000       -           -             -           113,000
   Stock issue for Employee
     Stock Purchase Plan                189     137,589       -           -             -           137,778
   Unrealized gains on securities
     available-for-sale                 -           -         -           -         30,956           30,956
   Foreign currency translation
     adjustment                         -           -         -       217,275          -            217,275
                                    -------  ----------  ----------   -------       ------       ----------
Balance at December 31, 1997       $185,855  58,049,212 (11,375,601)  217,275       30,956       47,107,697
                                    =======  ==========  ==========   =======       ======       ==========

See accompanying notes to consolidated financial statements.

               DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

             Years ended December 31, 1995, 1996 and 1997

                                           1995        1996        1997
Cash flows from operating activities:
  Net income (loss)                    $ 4,346,059 (28,009,729) 11,437,897
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation                         355,263     948,460   2,285,278
      Amortization of capitalized
        software development costs         258,119     500,065   1,478,955
      Amortization of goodwill                 -           -     1,091,001
      Foreign currency translation
        adjustment                             -           -       217,275
      Accretion of investment
        discount, net                     (337,045)   (576,431)    (49,497)
      (Gain) loss on disposal of
        equipment                           54,788      19,378      45,037
      Provision for doubtful accounts      149,075     590,525     754,910
      Deferred income taxes                 44,000     (42,000)   (178,000)
      Write-off of in-process research
        and development                        -    33,600,000         -
      Write-off of capitalized software        -     1,803,637         -
      Changes in operating assets and
        liabilities, net of effects of
        acquisition:
          Accounts receivable           (3,087,227) (4,420,619)(10,997,521)
          Unbilled receivables                 -           -      (833,145)
          Prepaid expenses                (103,687)   (190,238)    (27,800)
          Inventories                     (171,258)    (73,087)    (45,468)
          Other assets                    (375,145)    (23,836)    125,645
          Accounts payable                  78,944     642,429  (1,706,965)
          Other accrued liabilities        336,179     529,394  (5,003,820)
          Income taxes payable              25,843    (242,082)  2,186,093
          Unearned revenue               1,233,298   1,117,436   1,383,946
            Net cash provided by         ---------   ---------   ---------
            operating activities         2,807,206   6,173,302   2,163,821
                                         =========   =========   =========
Cash flows from investing activities:
  Purchase of investments              (41,105,386)(36,079,529)(12,317,057)
  Proceeds from sale and maturities
    of investments                       4,801,648  56,751,813  13,602,714
  Additions to property and equipment   (4,647,262) (3,765,805) (3,862,735)
  Proceeds from the sale of equipment        6,205       9,135      58,643
  Capitalized software development costs (541,953) (2,609,521) (2,284,361) Cash paid for acquisition, net of
    cash acquired                              -   (16,428,660)        -
            Net cash used in investing  ----------   ---------   ---------
            activities                 (41,486,748) (2,122,567) (4,802,796)
                                        ==========   =========   =========
Cash flows from financing activities:
  Net proceeds from initial public
     offering of common stock           13,560,213         -           -
  Net proceeds from secondary public
     offering of stock                  25,142,648         -           -
  Proceeds from exercise of stock
     warrants                               35,463         -           -
  Proceeds from exercise of stock
     options                                   -     1,038,090   2,045,587
  Proceeds for stock issuances under
     employee purchase plan                    -        62,802     137,778
  Principal payments on long-term debt     (26,667)    (20,000) (3,450,722)
            Net cash provided by
           (used in) financing          ----------   ---------   ---------
            activities                  38,711,657   1,080,892  (1,267,357)
                                        ==========   =========   =========
Net increase in cash and cash
   equivalents                              32,115   5,131,627  (3,906,332)
Cash and cash equivalents at beginning
   of year                               1,151,977   1,184,092   6,315,719
Cash and cash equivalents at end       -----------   ---------   ---------
   of year                             $ 1,184,092   6,315,719   2,409,387
                                       ===========   =========   =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                            $    5,770       4,240     379,553
    Income taxes                       $ 2,800,520   3,750,082   3,806,534

Supplemental disclosure of non-cash activities:
  Unrealized net gain (loss) on
  investments available for sale,
  net of income taxes                  $     3,487         -        30,956


See accompanying notes to consolidated financial statements.

               DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies

    (a)Organization and Basis of Presentation

       Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in the Canada, United Kingdom, The Netherlands, France, Mexico, Brazil, Argentina, Venezuela, Peru, Malaysia, Australia and South Africa.

        On December 31,  1996,  the Company  acquired SQL Group,  B.V.
        (SQL) (see note 2).

    (b)Consolidation Policy

       The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    (c)Revenue Recognition

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

    (d)Cash Equivalents

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

    (f)Investment Securities

       The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

        Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Equity securities without readily determinable fair values are recorded at cost. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     (g)   Inventories

       Inventories are stated at the lower of cost (first-in, first-out) basis or market (net realizable value). Substantially all of the Company's inventory is software related product.

    (h)Property and Equipment

       Property and equipment are recorded at cost. Depreciation is computed under the straight-line method over the estimated useful lives for financial reporting and under the accelerated and modified accelerated cost recovery systems for income tax reporting. The estimated useful lives generally assigned are as follows:

         Building                           40 years
         Computer equipment             3 to 5 years
         Furniture and fixtures              5 years
         Automobiles                         5 years

    (i)Capitalized Software Development Costs

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

       During the years ended December 1995, 1996 and 1997, total costs incurred (excluding amortization of capitalized software development costs) for software development activities were $2,314,003, $3,999,845 and $6,648,595, respectively; total capitalized software development costs were $573,108, $2,609,520 and $2,284,361, respectively; and
       amortization of capitalized costs was $258,119, $500,065 and $1,478,955, respectively.

       In  connection  with the  acquisition  of SQL in 1996 (see note
       2), the Company acquired software technology valued at $900,000. In addition, the Company wrote-off $1,803,637 of its existing capitalized software in 1996 which became obsolete as a result of the SQL acquisition.

    (j)Goodwill

       Goodwill resulting from the acquisition of SQL (see note 2) is being amortized using the straight-line method over its estimated useful life of seven years.

       The recoverability of goodwill is periodically reviewed when events or circumstances warrant. Impairment, determined when the carrying value of an asset cannot be recovered over its remaining useful life from undiscounted future cash flows, will be measured and recognized when the fair value is less than the asset's carrying amounts.

    (k)Stock Option Plan

       Statement of Financial Accounting Standards No. 123 allows an entity to apply the provisions of APB Opinion No. 25 and provide pro forma net income and, if earnings per share is presented, pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement No. 123.

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

    (m)Net Income (Loss) Per Share


       During 1997, the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. The implementation of Statement No. 128 had no impact on the Company's results of operations.

     (n)   Stock Split

       Effective January 30, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. All share, per share and conversion amounts relating to common stock, warrants and stock options included in the accompanying financial statements and notes have been restated to reflect this stock split.

    (o)Foreign Currency Translation

       The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period.

    (p)Recent Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No.
       130). Statement No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. Statement No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of Statement No. 130 beginning the first quarter of 1998.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). Statement No. 131 requires that an enterprise disclose certain information about operating segments and is effective for financial statements for periods beginning after December 15, 1997.

       In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

    (q)Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including estimates and assumptions for allowance for doubtful accounts, allowance for deferred tax assets, and useful lives of goodwill and capitalized software development costs. Actual results could differ from those estimates.

(2) Acquisition

    On December 31, 1996, the Company acquired all of the capital stock and equity interests of SQL for a total purchase price of $42.1 million. The purchase price consisted of $17,000,000 in cash, $14,000,000 of common stock (1,202,210 shares valued at $11.31 per share) and the assumption of net tangible liabilities and costs incurred of $11.1 million. At December 31, 1996 and 1997, an additional $3 million of common stock (300,552 shares at $11.31 per share) was being held in escrow pending the resolution of certain matters. The value of any subsequently issued shares will be allocated to goodwill and amortized over its remaining useful life. SQL is a computerized maintenance management software vendor in Europe. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition as follows:

       Total purchase price                             $ 31,000,000
       Net tangible liabilities assumed and               ----------
       costs incurred:
         Current assets                                    5,851,534
         Furniture, fixtures, and equipment                  606,428
         Current liabilities                             (11,668,049)
         Acquisition costs                                  (965,000)
         Acquisition related liabilities                  (1,625,000)
         Long-term debt, less current portion             (3,336,661)
                                                         ------------
                                                         (11,136,748)
                                                         ------------
       Excess cost over fair value of net tangible
         liabilities assumed and costs incurred         $ 42,136,748
                                                         ===========
        Excess cost over fair-value of net tangible
         liabilities assumed has been allocated to:
            Software technology                         $    900,000
            Goodwill                                       7,636,748
            In-process research and development           33,600,000
                                                        ------------
                                                        $ 42,136,748
                                                        ============

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

    During 1997, the Company paid approximately $1,320,000 to involuntarily terminate and relocate employees of SQL and approximately $305,000 to exit activities of SQL in Germany and Italy.

    The  following  unaudited  pro  forma  information   presents  the
    results of operations of the Company as though the aforementioned acquisition occurred as of the beginning of the year in which the acquisition occurred. The pro forma adjustments (i) reflect increased amortization expense related to the acquired assets and reduced interest income related to investments used as part of the consideration, and (ii) exclude the non-recurring charges for in-process research and development and the write-off of capitalized software.

                                                   1996
                                                   ----
       Total revenue                          $49,216,000
       Operating loss                            (764,000)
       Net loss                                (2,910,000)
       Basic and diluted net loss per share          (.15)


(3) Investment Securities

    The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment securities at December 31, 1996 and 1997 are as follows:

                                             Gross      Gross    Estimated
                                Amortized Unrealized  Unrealized   Fair
                                  Cost       Gains      Losses     Value
   December 31, 1996              ----       -----      ------     -----

   Held-to-maturity:
     U.S. Treasury Securities $17,559,076   176,211    (4,668)  17,730,619
                              ===========   =======    =======  ==========
   December 31, 1997

   Available-for-sale:
     U.S. Treasury Securities $14,288,170    51,862    (1,905)  14,338,127
   Cost basis:
     Equity Securities          2,034,744       -         -      2,034,744
                               ----------   ------    -------  -----------
                             $ 16,322,914   51,862    (1,905)   16,372,871
                               ==========   ======    =======  ===========

    In December 1996, the Company sold investments classified as held-to-maturity with an amortized cost of $10,155,487 and recognized a gain of $24,218. The proceeds from this sale and the proceeds from maturing held-to-maturity investments represented the cash consideration for the Company's acquisition of SQL (see note 2).

    Proceeds    from    the    sale    of    investment     securities
    available-for-sale   during  1997  were  approximately   $670,000,
    which approximated amortized costs.

    During 1997, the Company entered into a preferred stock purchase agreement with an unrelated software company (the "Investee"). Under the agreement, the Company purchased 221,910 shares of the Investee's convertible preferred stock for a total purchase price of approximately $2.0 million. The investment is being accounted for under the cost method and is included in non-current investments in the accompanying balance sheet. The fair value of the shares is not readily determinable, therefore, no unrealized gains or losses have been recorded.

    The amortized cost and market value of investment securities held-to-maturity at December 31, 1997, by contractual maturities are shown below:
                                                  Amortized   Market
                                                    Cost       Value
                                                    ----       -----
       Due in one year or less                 $ 9,736,141  9,735,585
       Due after one year through five years     4,552,029  4,602,542
       Equity securities                         2,034,744  2,034,744
                                                ---------- ----------
                                              $ 16,322,914 16,372,871
                                                ========== ==========
 (4)  Fair Value of Financial Instruments

    The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

    At December 31, 1996 and 1997, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

    The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 1996 and 1997.

    The fair values of investment securities presented in note 3 are based on quoted market prices at the reporting date for those or similar investments.

(5) Property and Equipment

    Property and equipment consisted of the following at December 31:
                                                    1996       1997
                                                    ----       ----
       Land                                    $   465,981    500,981
       Building                                  4,371,113  4,570,254
       Computer equipment                        4,719,340  7,479,403
       Furniture and fixtures                      930,226  1,358,281
                                                ---------- ----------
                                                10,486,660 13,908,919
       Accumulated depreciation                  1,794,337  3,742,818
                                                ---------- ----------
                                               $ 8,692,323 10,166,101
                                                ========== ==========

 (6)  Other Accrued Liabilities

    Other accrued liabilities consisted of the following at December 31:
                                                     1996      1997
                                                     ----      ----
       Accrued salaries and commission           $ 1,231,565 1,094,908
       Sales and payroll taxes payable             1,449,468 1,470,362
       Accrued acquisition costs                   1,373,316     -
       Acquisition related liabilities
         (see note 2)                              1,625,000     -
       Warranty reserve                            1,500,000     -
       Other accrued liabilities                   1,959,729 1,569,988
                                                   --------- ---------
                                                 $ 9,139,078 4,135,258
                                                   ========= =========
 (7)  Long-term Debt

    Long-term debt as of December 31, consists of the following:

                                                     1996      1997
       Note  payable in monthly  payments of         ----      ----
         $1,667,   plus  interest  at  prime
         plus  .5%   through   March   1998;
         collateralized by equipment            $   21,667     1,667

       Subordinated    note    payable    in
         bi-annual   payments  of  $123,750,
         plus   interest   at   7%   through
         December 2000                             765,136   371,250

                                                     1996      1997
                                                     ----      ----
       Subordinated  note  payable in annual
         payments    of    $97,030,     plus
         interest at 6.5%  through  December
         2002                                      870,356    563,739

       Subordinated  note  payable in annual
         payment of $48,150,  plus  interest
         at 6.5% paid in 1997                      481,513      -

       Subordinated  note  payable in annual
         payments    of    $57,320,     plus
         interest at 10% paid in 1997              515,907      -

       Subordinated  note  payable in annual
         payments of 11,465,  plus  interest
         at 10% paid in 1997                        51,591      -

       Subordinated  note  payable in annual
         payments    of    $34,394,     plus
         interest at 10% paid in 1997              171,979      -

       Note  payable in  bi-annual  payments
         of  $204,643,   plus   interest  at
         5.3% paid in 1997                       1,433,075      -

       Note  payable in annual  payments  of
         $8,598,   plus   interest  at  6.5%
         paid in 1997                               68,788      -

       Subordinated  note  payable in annual
         payments of $3,073,  plus  interest
         at 6.5% through December 2002              20,005     12,639
                                                 ---------    -------
                                                 4,400,017    949,295
            Less current portion                (1,507,274)  (346,197)
                                                 ---------    -------
       Long-term debt, less current portion    $ 2,892,743    603,098
                                                 =========    =======

    The remaining annual maturities of long-term debt in the five years subsequent to December 31, 1997 are as follows:

         1998                                     $ 346,197
         1999                                       223,853
         2000                                       100,103
         2001                                       100,450
         2002                                       178,692
                                                    -------
            Total                                $  949,295
                                                    =======
(8) Line of Credit

    The Company maintains a multicurrency line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $5,000,000. No borrowings were outstanding under lines of credit at December 31, 1996 and 1997.

(9) Income Taxes

    Income tax expense for the years ended December 31 is as follows:

                                          Current   Deferred    Total
       1995:
         Federal                       $ 2,346,000   47,000   2,393,000
         State                             352,000   (3,000)    349,000
         Foreign                               -        -           -
                                         ---------   ------   ---------
            Total                      $ 2,698,000   44,000   2,742,000
                                         =========   ======   =========
       1996:
         Federal                       $ 3,230,000  (30,000)  3,200,000
         State                             393,000  (12,000)    381,000
         Foreign                               -        -           -
                                         ---------   ------   ---------
            Total                      $ 3,623,000  (42,000)  3,581,000
                                         =========   ======   =========
       1997:
         Federal                       $ 4,729,219 (159,000)  4,570,219
         State                             503,000  (19,000)    484,000
         Foreign                         1,056,093      -     1,056,093
                                         ---------  -------   ---------
            Total                      $ 6,288,312 (178,000)  6,110,312
                                         =========  =======   =========

    Income  tax  expense   differed  from  the  amounts   computed  by
    applying  the  Federal  income  tax rate of 34% as a result of the following:
                                           1995        1996      1997
                                           ----        ----      ----
       Computed "expected" tax
         expense (benefit)            $ 2,410,000  (8,306,000) 5,966,391
       Increase (decrease) in income
         taxes resulting from:
         State and local income taxes,
           net of Federal income tax
           benefits                       230,000     251,000    319,440
         In process research and
           development                        -    11,424,000        -
         Rate differential on foreign
           source income                      -           -     (592,453)
         Effect of graduated income
           tax rates                          -           -       75,482
         Goodwill amortization                -           -      322,364
         Other, net                       102,000     212,000     19,088
                                        ---------   ---------  ---------
       Actual tax expense             $ 2,742,000   3,581,000  6,110,312
                                        =========   =========  =========

    Deferred  income  taxes  reflect the net tax effects of  temporary
    differences   between   the   carrying   amounts   of  assets  and
    liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the
    Company's  deferred  income  tax  assets  and  liabilities  are as follows:
                                                  1996       1997
       Deferred tax assets:                       ----       ----
         Net operating loss carryforwards    $1,705,000   1,891,000
         Accrued expenses and allowances        395,000     797,000
                                              ---------   ---------
       Total gross deferred tax assets        2,100,000   2,688,000
       Less valuation allowance              (1,705,000) (1,705,000)
                                              ---------   ---------
       Net deferred tax assets                 $395,000     983,000
                                              =========   =========
       Deferred tax liabilities:
         Fixed assets, principally due to
           differences in depreciation          189,000     341,000
         Software development costs
           capitalized for financial reporting  461,000     719,000
         Unrealized gain on marketable
           securities                               -        19,000
                                                -------   ---------
       Total gross deferred tax liabilities     650,000   1,079,000
                                                -------   ---------
       Net deferred tax liabilities            $255,000      96,000
                                                =======   =========

    The valuation allowance for deferred tax assets as of December 31, 1996 and 1997 was approximately $1,705,000 and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be allocated to goodwill and other noncurrent intangible assets.

    At  December  31,  1997  the  Company  has  net   operating   loss
    carryforwards  for foreign  income tax  purposes of  approximately
    $4,800,000.

(10)  Employee Savings and Retirement Plan

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

    The  Company's  contributions  to the Plan  totaled  approximately
    $79,000,   $135,000,   and  $238,000  in  1995,   1996  and  1997,
    respectively.

 (11) Stock Compensation Plans

    1995 Stock Option Plan

    On September 12, 1995, the Company amended and restated the Datastream Systems, Inc. 1995 Stock Option Plan (the "1995 Plan") to provide for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company's common stock. On December 26, 1996, the Company's Board of Director's authorized an additional 1,000,000 shares to be added to the 2,000,000 share limit available under the 1995 Plan, subject to stockholder approval. Such options will vest incrementally over a period of one to five years and will expire either five or ten years from the date of grant, depending on the terms of the option. Options are not to be granted at less than the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner shall not be granted at less than 110% of the fair market value of the underlying shares at the grant date.

    A summary of activity in the 1995 Plan during the periods indicated is as follows:

                                          Number of Weighted-Average
                                            Shares   Exercise Price
       Stock options outstanding:

         Balance at December 31, 1995      1,640,000   $  5.86
         Granted                            308,734      12.32
         Exercised                         (232,814)      3.98
         Forfeited                          (97,712)      7.55

         Balance at December 31, 1996      1,618,208      7.06

         Granted                           1,651,804      7.86
         Exercised                         (313,018)      6.57
         Forfeited                         (172,334)      8.52

         Balance at December 31, 1997      2,784,660  $   7.50

    The following table summarizes information about stock options outstanding under the 1995 Plan at December 31, 1997:
                         Options outstanding    Options exercisable
                       ----------------------- ---------------------
                              Weighted Average             Weighted -
                                  Remaining                 Average
       Range of        Number    Contractual     Number    Exercise
    Exercise Prices  outstanding     Life      Exercisable   Price
    ---------------  -----------     ----      -----------   -----
    $1.93  -  3.85    494,276        7.1        237,608      3.75
     3.85  -  5.77    100,000        2.1         40,000      4.13
     5.77  -  7.70    668,508        8.6          4,165      7.31
     7.70  -  9.63  1,342,284        8.8        248,523      9.44
     9.63  - 11.55     21,624        5.9          8,303     10.01
    11.55  - 13.48    135,968        8.6         78,136     12.12
    13.48  - 15.40     22,000        8.8         19,334     15.25
                    ---------                   -------      ----
                    2,784,660                   636,069      7.48
                    =========                   =======      ====

    The per share weighted-average fair value of stock options granted under the 1995 Plan during 1996 and 1997 was $5.12 and $6.33 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, expected volatility of 62.41%, risk-free interest rate of 7.01% , and an expected life of 10 years; 1997 - expected dividend yield of 0%, expected volatility of 85.07%, risk-free interest rate of 6.55%, and an expected life of 10 years.

    Stock Option Plan for Directors

    In February 1995, the Company established the Stock Option Plan for Directors (the "Directors Plan") which provides for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to directors who are not employees of the Company. Under the Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 9,000 shares of Common Stock upon the commencement of their service as a director and (ii) 2,000 shares of Common Stock annually in connection with each annual meeting of stockholders. Automatic grants of options to purchase 9,000 shares of common stock at $3.75 per share were made to each of the Company's four non-management directors upon consummation of the Company's initial public offering (see note
    13).

    A summary of activity in the Director's Plan during the periods indicated are as follows:

                                            Number ofWeighted-Average
                                             Shares  Exercise Price
       Stock options outstanding:

         Balance of December 31, 1995        36,000       3.75
         Granted                              4,000       9.75
         Exercised                           (9,000)      3.75
                                             ------       ----
         Balance at December 31, 1996        31,000       4.52
         Granted                              8,000       9.56
         Exercised                            -             -
                                             ------       ----
         Balance at December 31, 1997        39,000    $  5.56
                                             ======       ====

    The following table summarizes information about stock options outstanding under the Director's Plan at December 31, 1997:

                       Options outstanding     Options exercisable
                    ------------------------- ---------------------
                             Weighted Average             Weighted -
                                 Remaining                  Average
       Range of       Number    Contractual     Number     Exercise
    Exercise Prices outstanding    Life       Exercisable   Price
    --------------- -----------    ----       -----------   -----
  $ 3.75             27,000        7.1 years   27,000      $ 3.75
    9.56 - 9.75      12,000        8.7          4,000        9.75
    3.75 - 9.75      39,000        7.6         31,000        4.52

    No options were exercisable at December 31, 1995.

    The per share weighted-average fair value of stock options granted under the Director's Plan during 1996 and 1997 was $3.37 and $5.31 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, expected volatility of 62.41%, risk-free interest rate of 7.56% , and an expected life of 10 years; 1997 - expected dividend yield of 0%, expected volatility of 85.07%, risk-free interest rate of 7.24%, and an expected life of 10 years.

    Employee Stock Purchase Plan

    On September 12, 1995, the Company established the Datastream Systems, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 200,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the
    Company   sold  7,578  and   18,924   shares  in  1996  and  1997,
    respectively.

    Under Statement No. 123, compensation expense for the Purchase Plan is determined based on the discount percentage at which the stock is purchased.

    The Company applies APB Opinion No. 25 in accounting for its three Plans and, accordingly, no compensation cost has been recognized for its stock options or for stock purchased under the Purchase Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options or based on the discount percentage under the Purchase Plan under Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                               1996          1997
                                               ----          ----
        Net income (loss)   As reported   $(28,009,729)   11,437,897
                            Pro forma      (29,807,110)    6,422,066

      Basic:
        Net income (loss)   As reported     $ (1.65)          .62
           per share        Pro forma         (1.76)          .35

      Diluted:
        Net income (loss)   As reported      $(1.58)          .59
           per share        Pro forma         (1.69)          .33

    Pro forma net income reflects options granted in 1995, 1996 and 1997. Compensation cost related to the 1995 Plan is reflected over the options' vesting period of one to five years. No options were granted prior to 1995.

(12)                     Public Offerings of Common Stock

    On April 5, 1995, the Company closed its initial public offering of 6,532,000 shares of common stock, 2,532,000 of which were sold by existing shareholders, for $3.75 per share. The Company invested the net proceeds from the offering in U.S. Government securities.

    On October 4, 1995, the Company closed its second public offering of 4,000,000 shares of common stock, 2,171,340 of which were sold by existing shareholders, for $11.13 per share. The Company invested the net proceeds from the offering in U.S. Government securities. In conjunction with the second offering, on October 17, 1995, the Company closed on the over-allotment option of 600,000 shares of common stock. The Company invested the net proceeds from the over-allotment option in U.S. Government securities.

(13)  Leases

    As Lessee
    ---------
    The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes.

    At December 31, 1997, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2001 are as follows:

       1998                                      $ 769,897
       1999                                        529,441
       2000                                        367,839
       2001                                        242,359
       2002                                        187,949
       Thereafter                                   87,986
                                                 ---------
                                               $ 2,185,471
                                                 =========

    Rent expense for the years ended December 31, 1995, 1996 and 1997 totaled $174,193, $307,534 and $1,367,830, respectively.

    As Lessor
    ---------
    The  Company   leases  a  portion  of  its  building  and  related
    leasehold improvements to outside parties under noncancelable operating leases.

    At December 31, 1997, the approximate future minimum rental income under noncancelable operating leases that expire through 1998 is $219,000.

    Rental income (included in other income in the accompanying statement of operations) for the years ended December 31, 1996 and 1997 was $88,415 and $338,957, respectively. There was no rental income for the year ended December 31, 1995.

 (14) Segment and Geographic Information

    The Company operates principally in one industry segment which includes the development, marketing, selling and supporting of Microsoft and Oracle based software products for the industrial automation market.

    The Company's principal areas of operation include the United States and Europe. Information about the Company's operations in different geographic locations is as follows:

                                   United
                                   States       Europe        Total
    1997:                          ------       ------        -----
         Total revenues        $52,298,576   17,469,719    69,768,295
         Operating income       11,178,505    5,382,843    16,561,348
         Identifiable assets    56,696,883    8,400,360    65,097,243

    The United States operations include international revenues of approximately $8,100,000 for the year ended December 31, 1997. International revenues for the years ended December 31, 1995 and 1996 were approximately $2,180,000 and $4,354,000, respectively.


(15)  Reconciliation of Basic and Diluted Income (Loss) Per Share
                                                             Per Share
                                           Income    Shares    Amount
                                           ------    ------    ------
      1995:
        Basic income per share         $ 4,346,059  13,004,474    .33
        Effect of dilutive securities:                            ===
           Stock options                     -       1,361,282
                                         ---------  ----------    ---
        Diluted income per share       $ 4,346,059  14,365,756    .30
                                         =========  ==========    ===

(15)  Reconciliation of Basic and Diluted Income (Loss) Per Share,
    Continued

                                                              Per Share
                                          Income     Shares     Amount
                                          ------     ------     ------
      1996:
        Basic loss per share         $ (28,009,729) 16,977,134  (1.65)
        Effect of dilutive securities:                           ====
           Stock options                     -         708,388
                                        ----------  ----------   ----
        Diluted loss per share       $ (28,009,729) 17,685,522  (1.58)
                                        ==========  ==========   ====

      1997:
        Basic income per share       $  11,437,897  18,396,920    .62
        Effect of dilutive securities:                            ===
           Stock options                     -         849,028
                                        ----------  ----------    ---
        Diluted income per share      $ 11,437,897  19,245,948    .59
                                        ==========  ==========    ===

                              Datastream Systems, Inc.

                      Allowance for Doubtful Accounts Receivable






                                            Amounts
                              Balance at   Charged to           Balance at
                               Beginning    Bad Debt              End of
      Description               Of Year     Expense   Deductions    Year

Allowance for doubtful accounts receivable:

      Year ended December 31,
         1995                  $ 95,400     149,075      -         244,475
                                =======    ========   ========    ========
      Year ended December 31,
         1996                 $ 244,475     590,525      -         835,000
                                =======    ========   ========    ========
      Year ended December 31,
         1997                 $ 835,000     754,910      -       1,589,910
                                =======    ========   ========   =========

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Datastream Systems, Inc.


Date:  March 30, 1998                   By: /s/ Larry G. Blackwell

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 30, 1998.

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

      /s/ KENNETH D. TRACY             Director
          ------------------
          Kenneth D. Tracy

      /s/ RICHARD T. BROCK             Director
          ------------------
          Richard T. Brock

      /s/ JOHN M. STERLING, JR         Director
          ------------------
          John M. Sterling, Jr.

      /s/ IRA D. COHEN                 Director
          ------------------
          Ira D. Cohen

                                 EXHIBIT INDEX

      Exhibit
      Number    Description

      2.1*      SQL Systems Group, B.V. Share Purchase Agreement.

      3.1**     Amended and Restated Certificate of Incorporation.

      3.1(a) Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1997.

      3.2**     By-Laws.

      4.1** See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

      4.2**     Specimen Stock Certificate.

      10.1***   1995  Stock   Option  Plan  as  amended  and  restated
                through May 7, 1997.

      10.1(a) Amendment to 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 13, 1998.

      10.2+ Stock Option Plan for Directors (as amended and restated as of April 12, 1996).

      10.2(a) Amendment to Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998.

      10.3**    401(k) Retirement Plan of the Registrant.

      10.4++    Amended and Restated Employee Stock Purchase Plan.

      11        Statement re: Computation of Per Share Earnings.

      21        Subsidiaries of the Registrant.

      23        Consent of KPMG Peat Marwick LLP.

      24        Power of Attorney (included on signature page hereto).

      27        Financial Data Schedule.

---------------
 * Incorporated herein by reference to exhibit of the same number to the Company's Current Report on 8-K filed January 10, 1997 (File No. 000-25590)

** Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Registrant (Reg No. 33-89498)

*** Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, filed May 12, 1997 (File No. 000-25590)

+ Incorporated herein by reference to Appendix C to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders filed April 23, 1996 (File No. 000-25590)

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders filed April 23, 1996 (File No. 000-25590)

                                                EXHIBIT 3.1(a)

                        ARTICLES OF AMENDMENT
                                  TO
        THE AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
                                  OF
                       DATASTREAM SYSTEMS, INC.

      Pursuant to Section 242 of the Delaware General Corporation Law, the undersigned Corporation does hereby adopt the following amendment to its Amended and Restated Certificate of Incorporation:

      The first sentence of Article IV of the Amended and Restated Certificate of Incorporation of Datastream Systems, Inc. be amended to increase the total authorized capital stock of the Corporation from 16,000,000 to 41,000,000, and increase the authorized Common Stock of the Corporation from 15,000,000 to 40,000,000 so that, as amended, the first sentence of Article IV shall read as follows:

                                    IV.

           The total number of shares of capital stock which the Corporation is authorized to issue is forty-one million (41,000,000) divided into two classes as follows:

            (1)  Forty  million  (40,000,000)  shares of common stock,
             $.01 par value per share ("Common Stock"); and

            (2)  One million  (1,000,000)  shares of preferred  stock,
             $1.00 par value per share("Preferred Stock").

      The amendment to the Amended and Restated Certificate of Incorporation of the Corporation set forth herein was duly adopted by the Board of Directors of the Corporation on November 10, 1997, and by the Stockholders of the Corporation at a special meeting of the Stockholders of the Corporation held December 22, 1997.

      IN WITNESS WHEREOF, the undersigned duly authorized officer of the Corporation has executed these Articles of Amendment on behalf of the Corporation, this 22nd day of December, 1997.


                                    Datastream Systems, Inc.


                                    By:   /s/   Larry G.  Blackwell
                                          Name:  Larry G. Blackwell
                                          Title:  President and Chief
                                               Executive Officer

                        EXHIBIT 10.1(a)






           FIRST AMENDMENT TO THE AMENDED AND RESTATED
         DATASTREAM SYSTEMS, INC. 1995 STOCK OPTION PLAN



      THIS FIRST AMENDMENT TO THE AMENDED AND RESTATED DATASTREAM SYSTEMS, INC. 1995 STOCK OPTION PLAN (this "First Amendment") is made effective as of the 13th day of March, 1998, by Datastream Systems, Inc., a Delaware corporation (the "Company").

                      W I T N E S S E T H:

      WHEREAS,  the Company has adopted the Amended and  Restated
Datastream  Systems,  Inc. 1995 Stock Option Plan (as Amended and
Restated through May 7, 1997) (the "Plan"); and

      WHEREAS, Section 4.8 of the Plan authorizes the Board of Directors of the Company to amend the Plan without stockholder approval; and

      WHEREAS, the Board of Directors of the Company now desires to amend the Plan to permit certain transfers of non-qualified stock options granted under the Plan.

      NOW, THEREFORE, the Board of Directors of the Company hereby amends the Plan as follows:



      Section 3.1.11 of the Plan is hereby deleted in its entirety and replaced with the following new Section 3.1.11:

      "3.1.11 Nonassignability. Options shall not be transferable or assignable except by will or by the laws of descent and distribution. Such Options shall be exercisable, during the Participant's lifetime, only by the Participant; or in the event of the death of the Participant, by the legal representatives of the Participant's estate or if no legal representative has been appointed, by the successor in interest determined under the Participant's will. Notwithstanding the two prior sentences, however, if the applicable Stock Option Agreement so provides, a Participant may assign all or any portion of an Option granted to him that is not an incentive stock option to (i) his spouse or lineal descendants,
      (ii) one or more trusts for the benefit of his spouse or lineal descendants, (iii) a partnership of which his spouse or lineal descendants are the only partners or (iv) a tax exempt organization as described in Section 501(c)(3) of the Code, as may be permitted under Securities Exchange Commission Rule 16b-3 as in effect from time to time. In that event, the spouse, lineal descendant, trust, partnership or tax exempt organization will be entitled to all of the rights of the Participant with respect to the assigned portion of such Option, and such Option will continue to be subject to all of the terms and conditions that governed the Option during the period that it was held by the Participant; provided, however, that such assignee may not further assign the Option except by will or by the laws of descent and distribution. Any such assignment will be permitted only if the Participant does not receive any consideration therefore. Additionally, in order for an assignment by a Participant to be effective,
      (i) at least 30 days prior to the date of assignment, the Participant must notify the Company in writing of the date of the assignment, the Option or portion thereof to be assigned and the name, address, telephone number and social security or employer identification number of the assignee, (ii) at the time of assignment, the Participant must execute an appropriate written agreement that the Company provides to evidence the assignment and to agree to remit any applicable withholding the Company may require and (iii) at the time of assignment, the assignee pursuant to a written agreement that the Company provides must agree to be bound by the same terms and conditions that governed the Option during the period it was held by the Participant."



      Section 4.6 of the Plan is hereby deleted in its entirety and replaced with the following new Section 4.6:

      "4.6 Non-alienation of Benefits. Other than as specifically permitted in Section 3.1.11, no benefit under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge; and any attempt to do so other than as specifically permitted thereunder shall be void. No such benefit shall, prior to receipt, be in any manner liable for or subject to the debts, contracts, liabilities, engagements or torts of the recipient."



      Section 4.7 of the Plan is hereby deleted in its entirety and replaced with the following new Section 4.7:

      "4.7 Restrictions on Delivery and Sale of Shares; Legends. Each Option is subject to the condition that if at any time the Committee, in its discretion, shall determine that the listing, registration or qualification of the shares covered by such Option upon any securities exchange or under any state or federal law is necessary or desirable as a condition of or in connection with the granting of such Option, the assignment of such Option or the purchase or delivery of shares thereunder, the delivery of any or all shares pursuant to such Option may be withheld unless and until such listing, registration or qualification shall have been affected. If a registration statement is not in effect under the Securities Act of 1933, as amended (the "Securities Act"), or any applicable state securities laws with respect to the shares of stock purchasable or otherwise deliverable under Options then outstanding, the Committee may require, as a condition of assignment or exercise of the Option or as a condition to any other delivery of Stock pursuant to an Option, that the Participant or other recipient of an Option represent, in writing, that the shares received pursuant to the Option are being acquired for investment and not with a view to distribution and agree that the shares will not be disposed of except pursuant to an effective registration statement, unless the Company shall have received an opinion of counsel that such disposition is exempt from such requirement under the Securities Act and any applicable state securities laws. The Company may include on certificates representing shares delivered pursuant to an Option such legends referring to the foregoing representations or restrictions or any other applicable restrictions on resale as the Company, in its discretion, shall deem appropriate."



      Except as specifically amended hereby, the Plan shall continue to remain in full force and effect as before this First Amendment, and this First Amendment shall be effective with respect to any Options granted under the Plan, including those granted before the effective date of this First Amendment.

      IN WITNESS WHEREOF, the Board of Directors of the Company has caused this First Amendment to be executed in the form and as of the date set forth above.

                               DATASTREAM SYSTEMS, INC.


                               By:  /s/ Larry G. Blackwell

                               Title:     Chairman,     President
                               and       Chief Executive Officer

                        EXHIBIT 10.2(a)






           FIRST AMENDMENT TO THE AMENDED AND RESTATED
    DATASTREAM SYSTEMS, INC. STOCK OPTION PLAN FOR DIRECTORS



      THIS FIRST AMENDMENT TO THE AMENDED AND RESTATED DATASTREAM SYSTEMS, INC. STOCK OPTION PLAN FOR DIRECTORS (this "First Amendment") is made effective as of the 13th day of March, 1998, by Datastream Systems, Inc., a Delaware corporation (the "Company").

W I T N E S S E T H:

      WHEREAS,  the Company has adopted the Amended and  Restated
Datastream  Systems,  Inc.  Stock Option Plan for  Directors  (as
Amended and Restated through April 12, 1996) (the "Plan"); and

      WHEREAS, Section 11 of the Plan authorizes the Board of Directors of the Company to amend the Plan; and

      WHEREAS, the Board of Directors of the Company now desires to amend the Plan to permit certain transfers of non-qualified stock options granted under the Plan.

      NOW, THEREFORE, the Board of Directors of the Company hereby amends the Plan as follows:



      Section  10 of the  Plan  is  hereby  amended  by  deleting
Paragraph (c)   in  its  entirety  and   replacing  it  with  the
following new Paragraphs (c) and (d):

      "(c) Notwithstanding (a) and (b) of this Section 10, a Director may assign all or any portion of a non-qualified stock option granted to him to (i) his spouse or lineal descendants, (ii) one or more trusts for the benefit of his spouse or lineal descendants,
      (iii) a partnership of which his spouse or lineal descendants are the only partners or (iv) a tax exempt organization as described in Section 501(c)(3) of the Code, as may be permitted under Securities Exchange Commission Rule 16b-3 as in effect from time to time. In that event, the spouse, lineal descendant, trust, partnership or tax exempt organization will be entitled to all of the rights of the Director with respect to the assigned portion of such nonqualified option, and such non-qualified option will continue to be subject to all of the terms and conditions that governed the non-qualified option during the period that it was held by the Director; provided, however, that such assignee may not further assign the non-qualified option except by will or by the laws of descent and distribution. Any such assignment will be permitted only if the Director does not receive any consideration therefore. Additionally, in order for an assignment by a Director to be effective, (i) at least 30 days prior to the date of assignment, the Director must notify  the  Company  in  writing  of the  date of the
      assignment, the non-qualified option or portion thereof to be assigned and the name, address, telephone number and social security or employer identification number of the assignee, (ii) at the time of assignment, the Director must execute an appropriate written agreement that the Company provides to evidence the assignment and to agree to remit any applicable withholding the Company may require and (iii) at the time of assignment, the assignee pursuant to a written agreement that the Company provides must agree to be bound by the same terms and conditions that governed the non-qualified option during the period it was held by the Director.

      (d) A Director, his transferee upon his death and his permitted assignee may not transfer any of the Common Stock acquired pursuant to the exercise of an Option until six months from the date of grant of the Option."



      Section 13 of the Plan is hereby deleted in its entirety and replaced with the following new Section 13:

      "13. Restrictions on Transfer of Non-Qualified Option and Delivery and Sale of Shares; Legends. Each option is subject to the condition that if at any time the Committee, in its discretion, shall determine that the listing, registration or qualification of the shares covered by such option upon any securities exchange or under any state or federal laws necessary or desirable as a condition of or in connection with the granting of such option, the assignment of such option or the purchase or delivery of shares thereunder, the delivery of any or all shares pursuant to such option may be withheld unless and until such listing, registration or qualification shall have been effected. If a registration statement is not in effect under the Securities Act of 1933 or any applicable state securities laws with respect to the shares of Common Stock purchasable or otherwise deliverable under options then outstanding, the Committee may require, as a condition of assignment or exercise of any option or as a condition to any other delivery of Common Stock pursuant to an option, that the Director represent, in writing, that the shares received pursuant to the option are being acquired for investment and not with a view to distribution and agree that the shares will not be disposed of except pursuant to an effective registration statement, unless the Company shall have received an opinion of counsel that such disposition is exempt from such requirement under the Securities Act of 1933 and any applicable state securities laws. The Company may include on certificates representing shares issued pursuant to an option such legends referring to the foregoing representations or restrictions or any other applicable restrictions on resale as the Company, in its discretion, shall deem appropriate."



      The Plan is hereby  amended  by adding  the  following  new
Section 14:

      "14. Non-alienation of Benefits. Other than as specifically permitted in Section 10, no benefit under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge; and any attempt to do so other than as specifically permitted thereunder shall be void. No such benefit shall, prior to receipt, be in any manner liable for or subject to the debts, contracts, liabilities, engagements or torts of the recipient."



      Except as specifically amended hereby, the Plan shall continue to remain in full force and effect as before this First Amendment, and the First Amendment shall be effective with respect to any options granted under the Plan, including those granted before the effective date of this First Amendment, notwithstanding any provisions in the applicable non-qualified stock option agreement to the contrary.

      IN WITNESS WHEREOF, the Board of Directors of the Company has caused this First Amendment to be executed in the form and as of the date set forth above.

                               DATASTREAM SYSTEMS, INC.


                               By:  /s/ Larry G. Blackwell

                               Title:  Chairman, President and
                               Chief Executive Officer

                                                EXHIBIT  11






                  Datastream Systems, Inc. and Subsidiaries
                 Computation of Historical Earnings Per Share


Income per share calculations:


Year ended December 31,
                                   1995          1996           1997
                                   ----          ----           ----


Net income                     4,346,059   (28,009,729)    11,437,897
                               =========    ===========    ==========

Weighted average number of common and common equivalent shares are as follows:

Basic weighted average common
shares outstanding            13,004,474    16,977,134     18,396,920

Shares issued from assumed
exercise of options and
warrants (1)                   1,361,282       708,388        849,028

Diluted weighted average
common shares outstanding     14,365,756    17,685,522     19,245,948


Per share data:
Basic net income per share          0.33         (1.65)          0.62
Diluted net income per share  $     0.30         (1.58)          0.59

(1)  Shares   issued  from   assumed   exercise  of  options  and
warrants include the number of incremental shares which would result from applying the treasury stock method for options and warrants.

                                    EXHIBIT  21




                      LIST OF SUBSIDIARIES OF THE COMPANY


o  Datastream Systems International, Inc.
o  SQL Systems Group, B.V.
o  SQL Rapier France, SA
o  SQL Systems Deutschland, GmbH
o  SQL Rapier France, Sarl
o  SQL Products, BV
o  SQL Products, NV
o  Asystum Participations, BV
o  SQL System Participaties, BV
o  Datastream Systems (UK), Ltd.
o  Sirlog, SA (Groupe Datastream)
o  Datastream System, BV
o  SQL Systems, Inc.

                                                EXHIBIT  23






                        INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Datastream Systems, Inc.:

We consent to incorporation by reference in the Registration Statements on Form S-8 of Datastream Systems, Inc. of our reports dated January 23, 1998, relating to the consolidated balance sheets of Datastream Systems, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and related schedule, which reports appear in the December 31, 1997 annual report on Form 10-K of Datastream Systems, Inc.




Greenville, South Carolina                  KPMG Peat Marwick LLP
March 30, 1998