Form 10-K/A
period 1997-12-31
DATASTREAM SYSTEMS INC
filed 1998-04-16
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997.
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to _____________.


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

                         Common Stock, $.01 par value
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                   -------    -------
      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  (   )

      Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998: $302,339,223.

      Number  of  shares of Common  Stock  outstanding  as of March 20,  1998:
18,981,777.

                                  PART III.

Item 10.  Directors and Executive Officers of the Registrant.

Director Nominees Biographical Information

      Set forth below is certain biographical information furnished to the Company by its directors, including Richard T. Brock and Ira D. Cohen, the director nominees for the Company's Class II directorships to be elected at the Company's 1998 Annual Meeting of Stockholders on June 12, 1998, with a term expiring in the year 2001. Messrs. Brock and Cohen currently serve as directors of the Company.

RICHARD T. BROCK
Age:  50
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

IRA D. COHEN
Age:  46
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

Biographical Information Concerning Other Directors

LARRY G. BLACKWELL
Age:  57
Class III Director - Term Expires 1999

      Dr. Blackwell, the founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company from its inception in 1986 until the present. Prior to founding the Company, he was President of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell holds a B.S. degree in Engineering from the University of Mississippi, a Master of Science degree from The Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and was named Inc. magazine's 1994 "Entrepreneur of the Year" in the Master Entrepreneur category for the State of South Carolina. Dr. Blackwell has been a member of the Board of Directors of Emergent Group, Inc. since 1997.

JOHN M. STERLING, JR.
Age:  60
Class III Director - Term Expires 1999

      Mr. Sterling has served as a director of the Company since February 1986. He has also served as the Chairman of the Board of Directors and Chief Executive Officer of Emergent Group, Inc. ("Emergent Group") since December 1990 and served as President of Emergent Group from December 1990 to August 1996. Mr. Sterling has also served as President of Palmetto Seed Capital Corp. from September 1993 to the present and served as a General Partner of Reedy River Ventures Limited Partnership ("Reedy River") from 1981 until
August 1995. Reedy River provided venture capital financing to the Company to fund its early development, and Mr. Sterling originally served on the Board of Directors of the Company pursuant to that relationship. Mr. Sterling is the father of John M. Sterling, III, an executive officer of the Company.

KENNETH D. TRACY
Age:  55
Class I Director - Term Expires 2000

      Dr. Kenneth D. Tracy has served as a director of the Company since 1990. He currently serves as Vice President-Environmental Technology for Warner-Lambert Company, a position he has held since February 1991. From 1984 to 1991, he held positions of increasing responsibility with Air Products and Chemicals, Inc., including Director of Research from January
1990 to February 1991. Prior to joining Air Products, Dr. Tracy was a principal in the EDI Technology Companies, where he was involved with process engineering consulting as well as software design and sales. Dr. Tracy holds B.S. and Master of Science degrees in engineering from Penn State University and a Ph.D. in Environmental Systems Engineering from Clemson University.

Additional Information Concerning The Board Of Directors

      The  Company's  Board of  Directors  held five  meetings  during  fiscal
1997. During fiscal 1997, the Board had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee. No director attended less than 75% of the aggregate number of meetings of the Board and the committees of the Board on which he served that were held during his term as a director of the Company.

      Committees of the Board of Directors. In connection with its initial public offering in March 1995, the Company established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. It consists of Messrs. Cohen (Chairman), Sterling and Tracy. In fiscal 1997, the Audit Committee held one meeting.

      The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for senior management of the Company (including annual bonus compensation), recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans. It consists of Messrs. Brock (Chairman), Sterling and Tracy. The Compensation Committee held one meeting in fiscal 1997.

      Compensation of Directors. The Company's Board of Directors is comprised of five members. In fiscal 1997, non-management directors received an annual retainer of $7,000 and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company also has adopted a Stock Option Plan for Directors, which provides, on January 1 of each year, for an automatic grant of options to purchase shares of Common Stock to non-management directors. During 1997, the automatic grant of options to purchase shares was increased from 1,000 to 2,000 shares.

Executive Officers

      The executive officers of the Company serve at the discretion of the Board of Directors and presently include Mr. Blackwell, John Fury Christ, Daniel H. Christie and John M. Sterling, III. See "Biographical Information Concerning Other Directors" for information about Mr. Blackwell.

JOHN FURY CHRIST
Vice President of Development and
  Chief Technology Officer
Age:  42

      Dr.  Christ  served as Manager of  Development  of the Company  from May
1992 to December 1994, and has held the position of Vice President of Development since December 1994. In January 1997, Dr. Christ was named Chief Technology Officer of the Company. Prior to joining the Company on a full-time basis, Dr. Christ served as President of Positech, Inc. from January 1990 to May 1992. During this period, Positech was awarded a Small Business Innovative Research Contract for the application of neural networks in support of the U.S. Government's Strategic Defense Initiative. From 1988 to 1990, Dr. Christ provided contract software development services to the Company. Dr. Christ holds B.S. and Master of Science degrees in Electrical and Computer Engineering, and a Ph.D. in Computer Science, all from Clemson University.

DANIEL H. CHRISTIE
Chief Financial Officer
Age:  45

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

JOHN M. STERLING, III
Managing Director of European Operations
Age:  36

      From February 1997 to the present, Mr. Sterling has served as the Company's Managing Director of European Operations. Mr. Sterling also served as the Company's Vice President of Sales from 1989 to January 1997. Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products. Mr. Sterling holds a B.S. degree in Political Science from The Citadel. Mr. Sterling is the son of John M. Sterling, Jr., one of the Company's directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 1997 with all applicable Section 16(a) filing requirements, except for a Form 4 for Mr. J. Fury Christ for the month of April 1997. Such Form 4 was filed to report the purchase of 7,500 shares of Common Stock by Mr. Christ in that month and, due to an administrative oversight, was filed one month after the deadline for filing such form.

Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors is comprised of Messrs. Brock, Sterling (Jr.) and Tracy. During fiscal 1997, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of, or a consultant to, the Company. The Company's Chief Executive Officer, Mr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Committee concerning the performance of the Company's executive officers and recommendations concerning proposed adjustments to their compensation. During fiscal 1997, Mr. Blackwell served as a member of the Board of Directors of Emergent Group, for which Mr. Sterling serves as Chairman of the Board of Directors and Chief Executive Officer.

Executive Compensation Tables

                    Table I -- Summary Compensation Table

      The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company's Chief Executive Officer, Vice President of European Operations and Vice President of Development during fiscal 1997 (the "Named Executive Officers"). No other executive officer earned more than $100,000 during fiscal 1997.

                                                           Long-Term
                                                           Compensation
                                                           ------------
                             Annual Compensation           Securities
                             -------------------           Underlying
                                                           Options      All
Name and Principal                           Other Annual   (# of      Other
Position(s)          Year  Salary      Bonus Compensation  Shares) Compensation
-----------          ----  ------      ----- ------------  ------- ------------

Larry G. Blackwell,
   Chairman          1997 $186,851(1)   --        --      34,000      $4,750(2)
   President and     1996 $176,024(1)   --        --          --      $4,750(2)
   Chief Executive   1995 $168,000(1) $24,000     --     114,000      $5,544(2)
   Officer

John M. Sterling III
   Vice President    1997 $103,600(3)   --        --      34,000      $3,528(2)
   of European       1996  $97,683(3)   --        --          --      $2,930(2)
   Operations        1995  $86,378(3) $20,000     --     100,000      $3,173(2)

Mr. John F. Christ
   Vice President    1997 $102,900(4)   --        --      34,000      $3,296(2)
   of Development    1996  $92,042(4)   --        --          --      $2,761(2)
                     1995  $80,529(4) $12,000     --     100,000      $2,776(2)


(1) Includes $9,500 (1996:  $9,500;  1995:  $9,240) deferred  at  the  election of Mr. Blackwell pursuant to the Company's 401(k). Mr. Blackwell's current annual salary is $203,004.
(2) Reflects matching contributions to the Company's 401(k) paid by the Company on behalf of the executive officer.
(3) Includes  $8,288 (1996:  $5,997;  1995:  $8,461) deferred  at  the election of Mr. Sterling pursuant to the Company's 401(k). Mr. Sterling's current annual salary is $115,000.
(4) Includes   $7,203  (1996:   $4,749;   $1995:   $6,477)  deferred   at   the
    election of Mr. Christ pursuant to the Company's 401(k). Mr. Christ's current annual salary is $115,000.

                 TABLE II -- Option/SAR Grants in Fiscal 1997

      This table presents information regarding options granted to the Company's Named Executive Officers during fiscal 1997 to purchase shares of the Company's Common Stock. The Company has no outstanding stock appreciation rights (SARs) and granted no SARs during fiscal 1997. In accordance with SEC rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

                              Individual Grants
                 -------------------------------------------
                               % of                              Potential
                              Total                              Realizable
                             Options                         Value at Assumed
                  Number of  Granted                          Annual Rates of
                  Securities    to                                 Stock
                  Underlying Employees  Exercise            Price Appreciation
                   Options      in         or               for the Option Term
                   Granted    Fiscal   Base Price Expiration   5%        10%
      Name           (#)       Year    ($/Share)    Date       ($)       ($)
----------------- --------   --------  ---------- --------- --------   --------
Mr. Blackwell....  7,992      0.48%      $8.32     5/5/02    18,371     40,595
                   6,008      0.36%      $7.57     5/5/07    28,602     72,484
                   5,106      0.31%      $9.21     7/1/02    12,992     28,710
                  14,894      0.90%      $8.38     7/1/07    78,493    198,918
                  ------      -----
                  34,000      2.05%

Mr. Christ....... 14,000      0.85%      $7.56     5/5/07    66,562    168,682
                  20,000      1.21%      $8.38     7/1/07   105,403    267,111
                  ------      -----
                  34,000      2.06%

Mr. Sterling..... 14,000      0.85%      $7.56     5/5/07    66,562    168,682
                  20,000      1.21%      $8.38     7/1/07   105,403    267,111
                  ------      -----
                  34,000      2.06%

                 TABLE III -- Option Exercises in Fiscal 1997
                    and Fiscal 1997 Year-End Option Values

      The following table shows the number of options exercised during the 1997 fiscal year and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 31, 1997. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $15.50, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market as of December 31, 1997 (the last trading day prior to the end of the Company's fiscal year).


                                Number of Securities
             Shares                  Underlying         Value of Unexercised
          Acquired on    Value      Unexercised         In-the-Money Options
            Exercise   Realized Options at Year-End(#)    at Year-End(1) ($)
 Name          (#)        ($) ExercisableUnexercisable ExercisableUnexercisable
 ----          ---        --- ----------- ------------ ----------- ------------

Mr.Blackwell    --        --     47,086    100,914       $494,541    $962,485

Mr. Christ      --        --     40,000     67,334       $394,135    $607,299

Mr. Sterling    --        --     66,665     67,335       $707,455    $607,305


(1) The value of unexercised in-the-money options at December 31, 1997 is calculated as follows: [(Per Share Closing Sales Price on December 31,
      1997) - (Per Share Exercise Price)] X Number of Shares Subject to Unexercised Options. The closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 31, 1997 was $15.50 per share.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information concerning (i)those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Such information is provided as of April 1, 1998. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

--------------------------------------------------------------------------------
                                             Amount and Nature
                                                     of
                                                 Beneficial         Percent
Name of Beneficial Owner                         Ownership         of Class
--------------------------------------------------------------------------------

Larry G. Blackwell........................        3,466,900(1)       18.4%
John M. Sterling, III.....................          498,208(2)        2.6%
John F. Christ............................           79,530(3)          *
John M. Sterling, Jr......................          141,072(4)          *
Richard T. Brock..........................           16,000(5)          *
Kenneth D. Tracy..........................           14,000(6)          *
Ira D. Cohen..............................            3,000(7)          *
All current directors and
  executive officers as a
  group (8 persons).......................        4,285,386(8)       22.4%


(1) Includes 67,086 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998. Mr. Blackwell's address is that of the Company.
(2) Includes 93,332 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998.
(3) Includes 71,334 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998.
(4) Includes 12,000 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998.
(5) Includes 12,000 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998.
(6) Includes 12,000 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998 and 2,000 shares of Common Stock to which Mr. Tracy shares voting and investment power with his spouse.
(7) Represents 3,000 shares of Common Stock subject to options exercisable on or within 60 days after April 1, 1998.

Item 13.  Certain Relationships and Related Transactions.

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Datastream Systems, Inc.



                                       By:  /s/ Daniel H. Christie
                                                Daniel H. Christie
                                                Chief Financial Officer

Date:  April 16, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on the 16'th day of April, 1998.



               Signature                                 Title


                  *                     Chairman of the Board, President and
         Larry Blackwell                Chief Executive Officer
                                        (principal executive officer)


      /s/ Daniel H. Christie            Chief Financial Officer
         Daniel H. Christie             (principal financial and accounting
                                        officer)


                  *                     Director
         Kenneth D. Tracy


                  *                     Director
         Richard T. Brock


                  *                     Director
         John M. Sterling, Jr.


                  *                     Director
         Ira D. Cohen


*By:  /s/ DANIEL H. CHRISTIE
         Daniel H. Christie
         Attorney-in-Fact