Form 10-Q
period 1998-03-31
DATASTREAM SYSTEMS INC
filed 1998-05-13
CIK 938481

Securities And Exchange Commission
                              Washington, Dc 20549


                                    Form 10-Q

(Mark One)
  __X__      Quarterly Report Pursuant To Section 13 Or 15(D) Of The
                         Securities Exchange Act Of 1934

                  For The Quarterly Period Ended March 31, 1998

                                       Or

  _____     Transition Report Pursuant To Section 13 Or 15(D) Of The
                         Securities Exchange Act Of 1934

       For The Transition Period From ______________To________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: MARCH 31, 1998 18,822,594 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                          Quarter ended March 31, 1998

                                      Index

                                                        Page No.

Part I.    Consolidated Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets - December 31,
           1997 And March 31, 1998
                Assets                                        3
                Liabilities And Stockholders' Equity          4

           Consolidated Statements Of Income -
           For The Three Months Ended March 31,
           1997 And 1998                                      5

           Consolidated Statement Of Changes In
           Stockholders' Equity - For The Three
           Months Ended March 31, 1998                        6

           Consolidated Statement Of Cash Flows -
           For The Three Months Ended March 31,
           1997 And 1998                                      7

           Notes To The Consolidated Financial Statements     8

Item 2.    Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations      10

Item 3.    Quantitative And Qualitative Disclosures About13
           Market Risk


Part Ii.   Other Information                                  14


Signature                                                     15

PART I.  CONSOLIDATED FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. And Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                         December 31,   March 31,
                                               1997      1998
                                               ----      ----
                                                      (unaudited)
Current assets:
   Cash and cash equivalents            $ 2,409,387    $4,448,095
   Accounts receivable, net of
     allowance for doubtful
     accounts of $1,589,910
     and $1,755,529, respectively        21,968,539    23,676,930
   Unbilled receivables                   2,271,375     3,043,344
   Investments                            9,735,585     5,670,266
   Prepaid expenses                         614,447     1,208,650
   Inventories                              369,486       385,684
   Deferred income taxes                    796,000       796,000
   Other assets                             619,448     1,151,053
                                         ----------    ----------
        Total current assets             38,784,267    40,380,022

Investments                               6,637,286     6,587,975
Property and equipment, net              10,166,101    12,056,294
Goodwill                                  6,545,747    12,049,193
Capitalized software development
 costs, net of accumulated
 amortization of $1,197,177
 and $2,239,941, respectively             2,963,842     3,160,596
                                        -----------   -----------
        Total assets                  $  65,097,243  $ 74,234,080

See notes to Consolidated Financial Statements

                    Datastream Systems, Inc. And Subsidiaries

                     Consolidated Balance Sheets (Continued)

                      Liabilities And Stockholders' Equity

                                       December 31,      March 31,
                                             1997          1998
                                             ----          ----
                                                       (unaudited)
Current liabilities:
      Accounts payable                 $  2,696,240   $  3,355,963
      Other accrued liabilities           4,135,258      5,502,627
      Income taxes payable                2,816,800      3,799,901
      Current portion of long-term debt     346,197        266,894
      Unearned revenue                    6,499,953      8,784,831
                                         ----------     ----------
           Total current liabilities     16,494,448     21,710,216
Long-term debt, less current portion        603,098      1,334,041
Deferred income taxes                       892,000        892,000
                                         ----------     ----------
           Total liabilities             17,989,546     23,936,257

Stockholders' equity:
      Preferred stock, $1 par value,
        1,000,000 shares authorized;             -              -
        none outstanding
      Common stock, $.01 par value,
        40,000,000 shares authorized;       185,855        188,226
        18,585,518 share issued and
        outstanding at December 31,
        1997, 18,822,594 shares issued
        and outstanding at March 31,
        1998
      Additional paid-in capital         58,049,212     61,235,493
      Accumulated deficit              (11,375,601)   (11,138,408)
      Other accumulated comprehensive
        income                              248,231         12,512
                                         ----------     ----------
           Total stockholders' equity    47,107,697     50,297,823
                                         ----------     ----------
           Total liabilities and
              stockholders' equity     $ 65,097,243   $ 74,234,080
                                         ==========     ==========

See Notes to Consolidated Financial Statements

                    Datastream Systems, Inc. And Subsidiaries

                        Consolidated Statements Of Income
                                   (unaudited)
                   Three months ended March 31, 1997 and 1998

                                           March 31,     March 31,
                                             1997          1998
                                             ----          ----
Revenues:
   Product                            $   6,148,014 $   7,365,099
   Professional service                   5,783,723     8,955,524
   Support                                2,750,674     3,808,038
                                         ----------    ----------
      Total revenues                     14,682,411    20,128,661

Cost of revenues:
   Cost of product revenues                 843,963       776,139
   Cost of professional service
     revenues                             3,529,973     4,144,932
   Cost of support revenues                 687,272       929,829
   Write off of capitalized
     software costs                               -       597,944
                                          ---------     ---------
      Total cost of revenues              5,061,208     6,448,844
                                          ---------    ----------
      Gross profit                        9,621,203    13,679,817

Operating expenses:
   Sales and marketing                    4,273,471     5,549,360
   Product development                      834,048     1,521,755
   General and administrative             2,235,040     2,029,787
   Write off of in process
     Research and development                     -     2,531,078
                                          ---------    ----------
      Total operating expenses            7,342,559    11,631,980
                                          ---------    ----------
      Operating income                    2,278,644     2,047,837

Other income (expense):
   Interest income                          262,510       205,790
   Interest expense                        (102,449)      (28,266)
   Other                                     47,279        75,988
                                            -------       -------
      Net other income                      207,340       253,512
                                            -------       -------
      Income before
        income taxes                      2,485,984     2,301,349

Income taxes                                507,787     2,064,156
                                          ---------     ---------
Net income                              $ 1,978,197     $ 237,193
                                        ===========     =========
   Basic net income per share           $       .11    $      .01
                                        -----------     ---------
   Diluted net income per share         $       .11    $      .01
                                        -----------     ---------
   Basic weighted average
     number of common and
     common equivalent shares
     outstanding                         18,262,850     18,640,122
   Diluted weighted average              ==========     ==========
     number of common and
     common equivalent shares
     outstanding                         18,767,970     20,246,844
                                         ==========     ==========

See Notes to Consolidated Financial Statements


                    Datastream Systems, Inc. And Subsidiaries

                     Consolidated Statement Of Changes In Stockholders' Equity
                                   (Unaudited)


                    For the three months ended March 31, 1998

                                                                            Other
                                            Additional    Accumulated    Accumulated      Total
                                   Common     Paid-In      Earnings     Comprehensive  Stockholders'
                                   Stock      Capital      (Deficit)       Income         Equity
                                   -----      -------      ---------       ------         ------
Balance at December 31, 1997     $185,855   $58,049,212   $(11,375,601)   $248,231     $47,107,697

  Net income                            -             -        237,193           -         237,193

  Stock options exercised             962       488,142              -           -         489,104

  Shares issued for Employee
  stock Purchase Plan                 105        74,443              -           -          74,548

  Shares issued for acquisition     1,304     2,623,696              -           -       2,625,000

  Other accumulated
  comprehensive income                  -             -              -    (235,719)       (235,719)


Balance at March 31, 1998        $188,226   $61,235,493   $(11,138,408)    $12,512     $50,297,823
                                 ========   ===========   =============    =======     ===========

See Notes to Consolidated Financial Statements

                    Datastream Systems, Inc. And Subsidiaries


                      Consolidated Statements Of Cash Flows
                                   (unaudited)

              Three months ended March 31, 1997 and March 31, 1998

                                           March 31,   March 31,
                                             1997        1998
                                             ----        ----
Cash flows from operating activities:
   Net income                           $ 1,978,198   $ 237,193
   Adjustments to reconcile net
      Income to net cash provided by operating activities:
      Depreciation                          458,577     683,900
      Amortization of capitalized
         software development costs         275,203     195,133
      Amortization of goodwill              272,750     272,750
      Other accumulated comprehensive
         income                             373,672    (323,882)
      Loss on disposal of fixed assets       53,420           -
      Provision for doubtful accounts             -     282,377
      Write-off of in-process research
         and development                          -   2,531,078
      Write-off of capitalized
         Software costs                           -     597,944
      Changes in operating assets
            and liabilities:
       Accounts receivable               (2,918,021) (1,837,672)
       Accrued interest receivable          135,867     (24,194)
       Prepaid expenses                    (248,611)   (582,338)
       Inventories                           54,665     112,782
       Other assets                        (584,689) (1,209,510)
       Accounts payable                  (1,120,244)    659,629
       Other accrued liabilities         (2,511,796)    694,499
       Income taxes payable                 233,467     983,101
       Unearned revenue                   2,060,701   2,284,878
       Net cash provided by (used in)     ---------   ---------
         operating activities            (1,486,841)  5,557,668
                                          ---------   ---------
Cash flows from investing activities:
   Net proceeds from investments          2,045,000   4,420,854
   Additions to property and equipment     (832,569) (1,212,368)
   Proceeds from the sale of equipment            -           -
   Capitalized software
      development costs                    (292,076)   (806,836)
   Cash paid for acquisition, net
      of cash acquired                            -  (6,467,189)
       Net cash used in investing           -------   ---------
          activities                        920,355  (4,065,539)

Cash flows from financing activities:
   Proceeds from exercise of
      stock options                         112,627     473,699
   Proceeds from issuance of
      shares under Employee stock
      purchase plan                               -      74,547
   Principal payments on long-term
      debt                               (2,907,269)     (1,667)
       Net cash provided by (used in)     ---------       -----
         financing activities            (2,794,642)    546,579

Net increase (decrease) in cash
   and cash equivalents                  (3,361,128)  2,038,708
Cash and cash equivalents at
   beginning of period                    6,315,719   2,409,387
                                          ---------   ---------
Cash and cash equivalents at
   end of period                       $  2,954,591 $ 4,448,095
                                          =========   =========

See Notes to Consolidated Financial Statements

                    Datastream Systems, Inc. And Subsidiaries

                   Notes To Consolidated Financial Statements


1)  Summary Of Significant Accounting Policies

A. Organization And Basis Of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Venezuela, Peru, Malaysia, Australia and South Africa.

On December 31, 1996, the Company acquired SQL Group, B.V. ("SQL"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

On March 31, 1998, the Company acquired Insta Instandhaltung Technischer Anlagen GmbH, a German corporation headquartered in Munich, Germany ("Insta"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K filed with the SEC on March 31, 1998. Other than as indicated herein, there have been no significant changes from the financial data published in those reports. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

Results for interim periods are not necessarily indicative of results expected for the full year.

B.  Accounting Policies

Revenue Recognition

On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). The adoption of SOP 97-2 did not significantly affect the Company's results of operations.


Net income per share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method. The reconciliation of basic and diluted income per share is as follows:


                                                              Per Share
                                           Income    Shares     Amount
    March 31, 1998:                        ------    ------     ------
       Basic income per share           $ 237,193  18,640,122     .01
       Effect of dilutive securities:
           Stock options                      -     1,606,722
                                          -------  ----------
       Diluted income per share         $ 237,193  20,246,844     .01
                                          =======  ==========     ===

    March 31, 1997:
       Basic income per share         $ 1,978,197  18,262,850     .11
       Effect of dilutive securities:
           Stock options                      -       505,120
                                        ---------  ----------
       Diluted income per Share       $ 1,978,197  18,767,970     .11
                                        =========  ==========     ===

On March 31, 1998, the Company issued 130,435 shares of stock as partial consideration in the Insta acquisition. See Liquidity and Capital Resources.


Comprehensive Income

On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

    March 31, 1998:
        Net income                                $ 237,193
        Foreign currency translation
          Adjustment                               (204,763)
        Unrealized loss on securities
          available-for-sale                        (30,956)
                                                  ---------
        Comprehensive income                        $ 1,474
                                                  =========

    March 31, 1997:
        Net income                              $ 1,978,197
        Foreign currency translation
          Adjustment                                372,672
                                                  ---------
        Comprehensive income                    $ 2,350,869
                                                  =========

C.  Stock Split

Effective January 30, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. All share, per share and conversion amounts relating to the common stock, warrants and stock options included in the accompany financial statements have been restated to reflect this stock split.

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

Overview

     The Company offers a complete family of "computerized maintenance management systems" ("CMMS") / "enterprise asset management software" ("EAMS") to the maintenance, repair and operations ("MRO") industry. Generally these products consists of 5 major categories based on price and functionality. Maintainit and Maintainit Pro are off-the-shelf, entry-level solutions for small to medium businesses. MP2 Professional is a full featured integrated maintenance system for small to mid-size companies. MP2 Enterprise combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database. MP5 (formally R5 CAMMS) is a high-end client-server EAMS product. Datastream supports its software products through professional services, including installation, consulting, integration, custom programming and training. Ongoing technical support services are supplied pursuant to renewable annual technical support contracts.

Results Of Operations
---------------------

     Total Revenues. The Company reported higher revenues for the first quarter of 1998. Total revenues increased 37% to $20,128,661 in the first quarter of 1998 from $14,682,411 in the first quarter of 1997 due to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations.

     Product revenues increased 20% to $7,365,099 (37% of total revenues) in the first quarter of 1998 from $6,148,014 (42% of total revenues) in the first quarter of 1997, as a result of the growth in new product sales, including MP2 Enterprise and MP2 Professional - Access, and the growth in international sales.

     Professional service revenues increased 55% to $8,955,524 (45% of total revenues) in the first quarter of 1998 from $5,783,723 (39% of total revenues) in the first quarter 1997. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems.

     Technical support services revenues for the first quarter 1998 increased 38% to $3,808,038 (19% of total revenues) from $2,750,674 (19% of total revenues) in the first quarter of 1997, primarily due to the expansion of the Company's installed base of systems.

     Cost of Revenues. Cost of revenues increased 27% to $6,448,844 (32% of total revenues) in the first quarter of 1998, as compared to $5,061,208 (34% of total revenues) in the comparable quarter of 1997. The increase in cost of revenues is attributed to increased expenses incurred in the Professional Services and Support Departments related to salaries and customer reimbursed travel and the write off of capitalized software rendered obsolete or redundant by the acquisition of Insta on March 31, 1998.

     Cost of product revenues was 4% of total revenues in the first quarter of 1998, and 6% of total revenues during the same period of 1997. The decrease as a percent of total revenues is due to lower rate of capitalized software amortization and decreased costs of shipping and packaging related items.

     Cost of professional service revenues was 21% of total revenues during the first quarter of 1998, and 24% of total revenues during the same period in 1997. The decrease as a percentage of total revenues was due to increased efficiencies realized in the restructuring of the European operations during 1997 and higher utilization rates of consulting personnel.

     Cost of technical support service revenues was 5% of total revenues during the first quarter of 1998 and 5% of total revenues during the same period in 1997.

     Cost of revenue includes a $597,944 write-off of capitalized software (3% of total revenues) which became obsolete as a result of the acquisition of Insta.

     Sales and Marketing Expenses. Sales and marketing expenses increased 30% to $5,549,360 (28% of total revenues) during the first quarter of 1998 from $4,273,471 (29% of total revenues) during the first quarter in 1997, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue and increased marketing expenses associated with new product introductions and one time charges for the Plant Engineering trade show.

     Product Development Expenses. Total product development expenditures increased 107% to $2,328,591 (12% of total revenues) during the first quarter of 1998 from $1,126,123 (7% of total revenues) during the same period in 1997. The capitalized portion of these amounts were $806,836 and $292,075, respectively. Giving effect to amounts capitalized, product development expense increased 83% to $1,521,755 (8% of total revenues) in the first quarter of 1998 from $834,048 (6% of total revenues) during the same period in 1997. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP5, the increased use of outside contractors for development work, foreign language development and other new products.

     General and Administrative Expenses. General and administrative expenses decreased 9% to $2,029,787 (10% of total revenues) during the first quarter of 1998 from $2,235,040 (15% of total revenues) in the first quarter of 1997, primarily due to efficiencies realized during the restructuring of the European operations.

     Write-off of in-process research and development costs. The company expensed $2,531,078 of in-process research and development acquired as part of the acquisition of Insta.

     Miscellaneous Income. Miscellaneous income increased to $75,988 in the first quarter of 1998 from $47,279 in the first quarter of 1997. The increase was due to increased rental income generated from leasing a greater portion of the Company's building in Greenville, South Carolina.

     Interest Income/(Expense). Interest income decreased to $205,790 in the first quarter of 1998 from $262,510 in the first quarter of 1997, due to lower investment balances realized upon completion of the SQL acquisition in December 1997. Interest expense decreased to $28,266 in the first quarter of 1998 from $102,449 in the first quarter of 1997, due to lower debt balances in 1998.

     Tax Rate. The Company's effective tax rate was 38% for the first quarter of 1998 as compared to 20% for the first quarter of 1997.

     Net Income. Net income decreased 88% to $237,193 (1% of total revenues) in the first quarter of 1998 from $1,978,197 (13% of total revenues) in the first quarter of 1997. This decrease is directly attributed to the charges for the acquisition of INSTA on March 31, 1998. Without the acquisition related charges net income would have increased 70% to $3,366,214 (17% of total revenues).

Liquidity and Capital Resources

     The Company has funded its activities entirely from cash generated from operations. The Company ended its first quarter of 1998 with $ 4,448,095 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

     The Company completed renovating and assumed occupancy of its new offices at 50 Datastream Plaza, Greenville, SC 29605 during April 1997.

     The acquisition of SQL was completed for $31 million, consisting of $17 million in cash and $14 million in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company also deposited into escrow an additional $3 million in common stock, and assumed certain of SQL's outstanding liabilities. Following the acquisition, SQL's long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities.

     In July 1997, the Company made a $2 million investment in Distinction Software, Inc. ("Distinction") This investment represents less than 20% of the outstanding equity interests of Distinction and is included in long term investments on the balance sheet.

     The acquisition of Insta was completed on March 31, 1998 for $7 million, consisting of $4,375,000 in cash and $2,625,000 (130,435 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 34,783 shares of common stock, and assumed certain of Insta's outstanding liabilities.

     The Company's principal commitments as of March 31, 1998, consisted primarily of long term debt assumed in the acquisition of SQL, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and available for sale investments will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

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

           Not Applicable.

Item 5.         Other Information

           Not Applicable.

Item 6.         Exhibits and Reports on Form 8-K

             (a)      Exhibits

           27   Financial Data Schedule

           (b)  Reports on Form 8-K

                The company filed a Current Report on Form 8-K on April 14, 1998 to report the Company's acquisition of all of the capital stock and equity interests of Insta on March 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Datastream Systems, Inc.


                               /s/ Daniel H. Christie
Date: 05/13/98                 ------------------------
      --------                 Daniel H. Christie
                       Chief Financial Officer (principal
                        financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit Number                 Description
--------------                 -----------

27                        Financial Data Schedule