Form 10-Q
period 1998-06-30
DATASTREAM SYSTEMS INC
filed 1998-08-06
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                               FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1998

                                   OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____________to_________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable
date: JUNE 30, 1998    19,011,886 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                       Quarter ended June 30, 1998

                                  Index

                                                  Page No.

Part I.    Consolidated Financial Information

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheet-
               December 31, 1997 and June 30, 1998
                Assets                                                     3
                Liabilities and Owners Equity                              4

           Consolidated Income Statement -
                for the Three Months ended June 30,  1997 and 1998         5

           Consolidated Income Statement -
                for the Six Months ended June 30, 1997 and 1998            6

           Consolidated Statement of Changes in Stockholders Equity -
                for the Six Months ended June 30, 1998                     7

           Consolidated Statement of Cash Flows -
                for the Six Months ended June 30, 1997 and 1998            8

           Notes to the Consolidated Financial Statements                  9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   12

Item 3.    Quantitative and Qualitative Disclosures About                  15
           Market Risk


Part II.   Other Information                                               16


Signature                                                                  17

PART I.  CONSOLIDATED FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                   Assets

                                                     December 31,  June 30,
                                                        1997         1998
                                                        ----         ----
                                                                (unaudited)
Current assets:
   Cash and cash equivalents                         $2,409,387 $ 3,904,016
   Accounts receivable, net of allowance
     for doubtful accounts of $1,589,910
     and $1,811,937, respectively                    21,968,539  26,797,342
   Unbilled receivables                               2,271,375   2,736,213
   Investments                                        9,735,585         160
   Prepaid expenses                                     614,447   2,201,798
   Inventories                                          369,486     281,821
   Deferred income taxes                                796,000     796,000
   Other assets                                         619,448   1,143,881
                                                     ----------  ----------
        Total current assets                         38,784,267  37,861,231

Investments                                           6,637,286   7,525,569
Property and equipment, net                          10,166,101  13,055,477
Goodwill                                              6,545,747  14,665,727
Capitalized software development costs,
     net of accumulated amortization of
     $1,197,177 and $3,032,336, respectively          2,963,842   4,745,723
                                                    ----------- -----------
        Total assets                                $65,097,243 $77,853,727
                                                    =========== ===========

See notes to Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                    Liabilities and Stockholders' Equity

                                                    December 31,   June 30,
                                                       1997         1998
                                                       ----         ----
                                                                 (unaudited)
Current liabilities:
   Accounts payable                                  $2,696,240 $ 4,265,993
   Other accrued liabilities                          4,135,258   5,085,377
   Income taxes payable                               2,816,800   4,277,382
   Current portion of long-term debt                    346,197     297,079
   Unearned revenue                                   6,499,953   8,547,331
                                                     ----------  ----------
        Total current liabilities                    16,494,448  22,473,162
Long-term debt, less current portion                    603,098     829,855
Deferred income taxes                                   892,000     892,000
                                                     ----------  ----------
        Total liabilities                            17,989,546  24,195,017

Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized;                             -           -
     none outstanding
   Common stock, $.01 par value, 40,000,000
     shares authorized; 18,585,518 share issued
     and outstanding at December 31, 1997,
     19,011,886 shares issued and outstanding
     at June 30, 1998                                   185,855     190,199
   Additional paid-in capital                        58,049,212  63,876,556
   Accumulated deficit                              (11,375,601)(10,466,078)
   Other accumulated comprehensive income               248,231      58,113
                                                     ----------  ----------
        Total stockholders' equity                   47,107,697  53,658,710
                                                    ----------- -----------
        Total liabilities and stockholders' equity  $65,097,243 $77,853,727
                                                    =========== ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
                 Three months ended June 30, 1997 and 1998

                                                  June 30,       June 30,
                                                   1997           1998

Revenues:
   Product                                        $  6,851,481 $ 9,332,113
   Professional service                              6,906,989   9,831,906
   Support                                           3,055,072   4,278,451
                                                    ----------  ----------
      Total revenues                                16,813,542  23,442,470

Cost of revenues:
   Cost of product revenues                            695,018     771,630
   Cost of professional service revenues             3,711,625   5,220,774
   Cost of support revenues                          1,090,255   1,214,502
                                                     ---------   ---------
      Total cost of revenues                         5,496,898   7,206,906

      Gross profit                                  11,316,644  16,235,564

Operating expenses:
   Sales and marketing                               4,693,891   6,491,694
   Product development                               1,036,163   1,961,458
   General and administrative                        1,772,657   1,998,156
   Write off of in-process research and development
       and other acquisition charges                         -   2,950,000
                                                     ---------  ----------
      Total operating expenses                       7,502,711  13,401,308

      Operating income                               3,813,933   2,834,256

Other income (expense):
   Interest income                                     246,350     146,498
   Interest expense                                    (35,713)    (31,246)
   Other                                                71,343      87,978
                                                       -------     -------
      Net other income                                 281,980     203,230

      Income before income taxes                     4,095,913   3,037,486

Income taxes                                         1,495,026   2,365,155
                                                   -----------   ---------
Net income                                         $ 2,600,887   $ 672,331
                                                   ===========   =========

   Basic net income per share                      $       .14   $     .04
   Diluted net income per share                    $       .14   $     .03

   Basic weighted average number of common and
      common equivalent shares outstanding          18,325,308  18,870,916
   Diluted weighted average number of common and
      common equivalent shares outstanding          18,753,784  20,595,098

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
                 Six months ended June 30, 1997 and 1998

                                                     June 30,     June 30,
                                                       1997         1998

Revenues:
   Product                                        $ 12,999,496 $16,697,210
   Professional service                             12,690,712  18,787,430
   Support                                           5,805,747   8,086,490
                                                     ---------   ---------
      Total revenues                                31,495,955  43,571,130

Cost of revenues:
   Cost of product revenues                          1,538,982   1,547,769
   Cost of professional service revenues             7,241,598   9,365,706
   Cost of support revenues                          1,777,527   2,144,331
   Write off of capitalized software costs                   -     597,944
                                                    ----------  ----------
      Total cost of revenues                        10,558,107  13,655,750

      Gross profit                                  20,937,848  29,915,380

Operating expenses:
   Sales and marketing                               8,967,363  12,041,054
   Product development                               1,870,211   3,483,212
   General and administrative                        4,007,697   4,027,943
   Write off of in-process research and development
       and other acquisition charges                         -   5,481,078
                                                    ----------  ----------
      Total operating expenses                      14,845,271  25,033,287

      Operating income                               6,092,577   4,882,093

Other income (expense):
   Interest income                                     508,860     352,288
   Interest expense                                   (138,162)    (59,513)
   Other                                               118,623     163,966
                                                       -------     -------
      Net other income                                 489,321     456,741

      Income before income taxes                     6,581,898   5,338,834

Income taxes                                         2,002,812   4,429,311
                                                   -----------   ---------
Net income                                         $ 4,579,086   $ 909,523
                                                   ===========   =========

   Basic net income per share                      $       .25   $     .05
   Diluted net income per share                    $       .24   $     .04

   Basic weighted average number of common and
      common equivalent shares outstanding          18,294,079  18,755,519
   Diluted weighted average number of common and
      common equivalent shares outstanding          18,760,876  20,420,971

See Notes to Consolidated Financial Statements


                             Datastream Systems, Inc. and Subsidiaries

                     Consolidated Statement of Changes in Stockholders' Equity
                                            (unaudited)

                               For the six months ended June 30, 1998

                                                                          Other
                                             Additional   Accumulated   Accumulated      Total
                                  Common      Paid-In      Earnings    Comprehensive  Stockholders'
                                   Stock      Capital      (Deficit)      Income        Equity
                                   -----      -------      ---------      ------        ------

Balance at December 31, 1997     $185,855   $58,049,212  $(11,375,601)   $248,231    $47,107,697

   Net income                           -             -       909,523           -        909,523

   Stock options exercised          1,968     1,201,911             -           -      1,203,879

   Shares issued for Employee
      Stock Purchase Plan             105        74,443             -           -         74,548

   Shares issued for acquisitions   2,191     4,550,990             -           -      4,553,181

   Other accumulated
      comprehensive income              -             -             -    (190,118)      (190,118)


Balance at June 30, 1998         $190,119   $63,876,556  $(10,466,078)   $ 58,113    $53,658,710
                                 ========   ===========  ============    ========    ===========

See Notes to Consolidated Financial Statements

                             Datastream Systems, Inc. and Subsidiaries


                                      Statements of Cash Flows
                                            (unaudited)

                          Six months ended June 30, 1997 and June 30, 1998

                                                     June 30,      June 30,
                                                       1997          1998
                                                       ----          ----
Cash flows from operating activities:
   Net income                                     $  4,579,086    $ 909,523
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                     986,630    1,456,146
      Amortization of capitalized software
       development costs                               581,345      547,251
      Amortization of goodwill                         545,500      750,078
      Other accumulated comprehensive income           397,411     (267,465)
      Provision for doubtful accounts                        -       85,411
      Write-off of in-process research and development       -    5,481,078
      Write-off of capitalized software costs                -      597,944
      Changes in operating assets and liabilities:
       Accounts receivable                          (3,818,418)  (4,690,979)
       Accrued interest receivable                     (24,839)       5,178
       Prepaid expenses                               (352,271)  (1,525,005)
       Inventories                                     (57,433)     345,623
       Other assets                                 (1,170,427)    (818,477)
       Accounts payable                               (996,474)   1,386,412
       Other accrued liabilities                    (4,278,673)  (3,362,101)
       Income taxes payable                            618,656    1,456,499
       Unearned revenue                              1,534,707    2,047,378
                                                    ----------   ----------
       Net cash provided by (used in)
          operating activities                      (1,455,200)   4,404,494

Cash flows from investing activities:
   Proceeds from investments                         1,681,341    9,459,618
   Additions to property and equipment              (1,877,354)  (1,768,622)
   Capitalized software development costs             (842,056)  (1,694,081)
   Cash paid for acquisition, net of cash acquired           -  (10,054,691)
                                                    ----------   -----------
       Net cash used in investing activities        (1,038,069)  (4,057,776)

Cash flows from financing activities:
   Proceeds from exercise of stock options             416,675    1,203,879
   Proceeds from issuance of shares under employee
       stock purchase plan                                   -       74,547
   Proceeds from line of credit                        600,000            -
   Principal payments on long-term debt             (3,245,268)    (130,515)
                                                    ----------     --------
       Net cash provided by (used in)
          financing activities                      (2,228,593)   1,147,911

Net increase (decrease) in
     cash and cash equivalents                      (4,721,862)   1,494,629
Cash and cash equivalents at beginning of period     6,315,719    2,409,387
                                                     ---------    ---------

Cash and cash equivalents at end of period        $  1,593,857  $ 3,904,016
                                                  ============  ===========

See Notes to Consolidated Financial Statement

                           Datastream Systems, Inc. and Subsidiaries

                           Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Venezuela, Peru, Malaysia, Australia, Singapore, China and South Africa.

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

On June 16, 1998, the Company acquired Strategic Information Systems PTE. Ltd., a Singapore corporation ("SIS"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

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

B. Accounting Policies

Revenue Recognition

On January 1, 1998, the Company  adopted  Statement of Position 97-2,  "Software
Revenue   Recognition"   ("SOP  97-2").   The  adoption  of  SOP  97-2  did  not
significantly affect the Company's results of operations.

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

                                                                 Per Share
                                             Income     Shares     Amount
    Three months ended June 30, 1998:
        Basic income per share           $  672,331   18,870,916    .04
        Effect of dilutive securities:
           Stock options                          -    1,724,182
                                         ----------   ----------
        Diluted income per share         $  672,331   20,595,098    .03
                                         ==========   ==========    ===

    Three months ended June 30, 1997:
        Basic income per share          $ 2,600,887   18,325,308    .14
        Effect of dilutive securities:
           Stock options                          -      428,476
                                        -----------   ----------
        Diluted income per share        $ 2,600,887   18,753,784    .14
                                        ===========   ==========    ===

For the six months ended June 30, 1998 and 1997:
                                                                 Per Share
                                             Income     Shares     Amount
    Six months ended June 30, 1998:
        Basic income per share           $  909,523   18,755,519    .05
        Effect of dilutive securities:
           Stock options                          -    1,665,452
                                         ----------   ----------
        Diluted income per share         $  909,523   20,420,971    .04
                                         ==========   ==========    ===

    Six months ended June 30, 1997:
        Basic income per share           $4,579,086   18,294,079    .25
        Effect of dilutive securities:
           Stock options                          -      466,797
                                         ----------   ----------
        Diluted income per share         $4,579,086   18,760,876    .24
                                         ==========   ==========    ===


On March 31, 1998, the Company issued 130,435 shares of stock as partial consideration in the Insta acquisition. On June 16, 1998, the Company issued 88,652 shares of stock as partial consideration in the SIS acquisition. See Liquidity and Capital Resources.

Comprehensive  Income

On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the periods ended June 30, 1998 and 1997 is as follows:

                                                       June 30,     June 30,
For the three months ended June 30, 1997 and 1998:       1997         1998

        Net income                                   $ 2,600,887    672,331
        Foreign currency translation adjustment          (28,691)    45,601
                                                     -----------    -------
        Comprehensive income                         $ 2,572,196    717,932
                                                     ===========    =======


                                                       June 30,     June 30,
For the six months ended June 30, 1997 and 1998:         1997         1998

        Net income                                   $ 4,579,086    909,523
        Foreign currency translation adjustment          343,981   (159,162)
        Unrealized loss on securities
          available-for-sale                                   -    (30,956)
                                                     -----------    -------
        Comprehensive income                         $ 4,923,067    719,405
                                                     ===========    =======

 C. Stock Split

Effective January 30, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. All share, per share and conversion amounts relating to the common stock, warrants and stock options included in the accompany financial statements reflect the stock split.

D. Recent  Accounting  Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement No. 133 is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. The Company is currently assessing the effects of Statement No. 133 on its financial position.Company is currently assessing the effects of Statement No. 133 on its financial position.

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

Overview

The Company offers a complete family of "computerized maintenance management systems" ("CMMS") / "enterprise asset management software" ("EAMS") to the maintenance, repair and operations ("MRO") industry. Generally these products consists of 5 major categories based on price and functionality. Maintainit and Maintainit Pro are off-the-shelf, entry-level solutions for small to medium businesses. MP2 Professional is a full-featured integrated maintenance system for small to mid-size companies. MP2 Enterprise combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database. MP5 (formally R5 CAMMS) is a high-end client-server EAMS product. Datastream supports its software products through professional services, including installation, consulting, integration, custom programming and training. Ongoing technical support services are supplied pursuant to renewable annual technical support contracts.


Results of Operations

Total Revenues. The Company reported higher revenues for the second quarter of 1998. Total revenues increased 39% to $23,442,470 in the second quarter of 1998 from $16,813,542 in the second quarter of 1997, due principally to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations. The second quarter of 1998 includes $1,853,324 of revenue from the newly acquired entities of Insta and SIS. Total revenues increased 38% to $43,571,130 during the first six months of 1998 from $31,495,955 in the first six months of 1997.

Product revenues increased 36% to $9,332,113 (40% of total revenues) in the second quarter of 1998 from $6,851,481 (41% of total revenues) in the second quarter of 1997, as a result of the growth in new product sales including MP2 Enterprise and MP2 Professional - Access, and the growth in international sales. Product revenues increased 28% to $16,697,210 (38% of total revenues) in the first six months from $12,999,496 (41% of total revenues) in the first six months of 1997.

Professional service revenues increased 42% to $9,831,906 (42% of total revenues) in the second quarter of 1998 from $6,906,989 (41% of total revenues) in the second quarter of 1997. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems. Professional service revenues increased 48% to $18,787,430 (43% of total revenues) in the first six months of 1998 from $12,690,712 (40% of total revenues) in the first six months of 1997.

Technical support services revenues for the second quarter of 1998 increased 40% to $4,278,451 (18% of total revenues) from $3,055,072 (18% of total revenues) in the second quarter of 1997, primarily due to the expansion of the Company's installed base of systems. Technical support services revenues increased 39% to $8,086,490 (19% of total revenues) in the first six months of 1998 from $5,805,747 (18% of total revenues) in the first six months of 1997.

Cost of Revenues. Cost of revenues increased 31% to $7,206,906 (31% of total revenues) in the second quarter of 1998, as compared to $5,496,898 (33% of total revenues) in the comparable quarter of 1997. The decrease as a percentage of total revenues was due to increased efficiencies realized in the restructuring of the European operations during 1997 and higher utilization rates of consulting personnel.

Cost of revenues increased 29% to $13,655,750 (31% of total revenues) during the first six months of 1998 from $10,558,107 (34% of total revenues) in the first six months of 1997.

Cost of product revenues was 3% of total revenues in the second quarter of 1998, and 4% of total revenues during the same period of 1997. The decrease as a percent of total revenues is due to lower rate of capitalized software amortization and decreased costs of shipping and packaging related items.

Cost of professional service revenues was 22% of total revenues during the second quarter of 1998, and 22% of total revenues during the same period in 1997.

Cost of technical support service revenues was 5% of total revenues during the second quarter of 1998 and 6% of total revenues during the same period in 1997. The decrease as a percentage of total revenues was due to increased efficiencies realized in the restructuring of the SQL support operations during 1997.

Sales and Marketing Expenses. Sales and marketing expenses increased 38% to $6,491,694 (28% of total revenues) during the second quarter of 1998 from $4,693,891 (28% of total revenues) during the second quarter of 1997, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue, and increased marketing expenses associated with new product introductions. Sales and marketing expenses increased 34% to $12,041,054 (28% of total revenues) in the first six months of 1998 from $8,967,363 (29% of total revenues) in the first six months of 1997.

Product Development Expenses. Total product development expenditures increased 80% to $2,848,702 (12% of total revenues) during the second quarter of 1998 from $1,586,143 (9% of total revenues) during the same period in 1997. The capitalized portion of these amounts were $887,245 and $549,980, respectively. Giving effect to amounts capitalized, net product development expense increased 89% to $1,961,458 (8% of total revenues) in the second quarter of 1998 from $1,036,163 (6% of total revenues) during the same period in 1997. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP5, the increased use of outside contractors for development work, foreign language development and other new products.

Total product development expenditures increased 91% to $5,177,293 (12% of total revenues) during the first half of 1998 from $2,712,226 (9% of total revenues) during the same period in 1997. The capitalized portion of these amounts were $1,694,081 and $842,055, respectively. Giving effect to amounts capitalized, net product development expense increased 86% to $3,483,212 (8% of total revenues) in the first half of 1998 from $1,870,211 (6% of total revenues) during the same period in 1997.

General and Administrative Expenses. General and administrative expenses increased 13% to $1,998,156 (8% of total revenues) during the second quarter of 1998 from $1,772,657 (10% of total revenues) in the second quarter of 1997, primarily due to increased salaries. The decrease as a percentage of total revenues is due to the restructuring of the European operations during 1997.
General and administrative expenses increased 1% to $4,027,943 (9% of total revenues) during the first half of 1998 from $4,007,697 (13% of total revenues) in the first half of 1997.

Miscellaneous Income. Miscellaneous income increased to $87,978 in the second quarter of 1998 from $71,343 in the second quarter of 1997. Miscellaneous income increased to $163,966 in the first half of 1998 from $118,623 in the first half of 1997. The increase was due to increased rental income generated from leasing a greater portion of the Company's building in Greenville, South Carolina.

Interest Income/(Expense). Interest income decreased to $146,498 in the second quarter of 1998 from $246,350 in the second quarter of 1997, due to lower investment balances realized upon completion of various acquisitions. Interest expense decreased to $31,246 in the second quarter of 1998 from $35,713 in the second quarter of 1997. The decrease in interest expense is due to debt repayments in 1997. Interest income decreased to $352,288 in the first half of 1998 from $508,860 in the first half of 1997. Interest expense decreased to $59,513 in the first half of 1998 from $138,162 in the first half of 1997.

Tax Rate. The Company's tax rate per the income statement was 77.9% for the second quarter of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 39.5% as compared to 36.5% for the second quarter of 1997. The Company's tax rate per the income statement was 83% for the first half of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 38.8% as compared to 31% in the first half of 1997.

Net Income. Net income decreased 74% to $672,331 (3% of total revenues) in the second quarter of 1998 from $2,600,887 (15% of total revenues) in the second quarter of 1997. Net income decreased 80% to $909,523 (2% of total revenues) in the first half of 1998 from $4,579,086 (15% of total revenues) in the first half of 1997. These decreases are directly attributed to the charges for the acquisition of INSTA on March 31, 1998 and SIS on June 16,1998. Without the acquisition related charges second quarter net income would have increased 39% to $3,622,331 (16% of total revenues) and net income for the first half of the year would have increased 53% to $6,985,545 (16% of total revenues).

Liquidity and Capital Resources

The Company has funded its activities entirely from cash generated from operations. The Company ended its second quarter of 1998 with $3,904,016 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

The Company completed renovating and assumed occupancy of its new offices at 50 Datastream Plaza, Greenville, SC 29605 during April 1996.

The acquisition of SQL was completed for $31 million, consisting of $17 million in cash and $14 million in common stock (751,381 shares) issued pursuant to Regulation S. In connection with the acquisition, the Company also deposited into escrow an additional $3 million (300,522 shares) in common stock, and assumed certain of SQL's outstanding liabilities. Following the acquisition, SQL's long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities.

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

The acquisition of SIS was completed on June 16, 1998 for $6.5 million, consisting of $4,575,000 in cash and $1,925,000 (88,652 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 29,566 shares of common stock, and assumed certain of SIS's outstanding liabilities.

The Company's principal commitments as of June 30, 1998, consisted primarily of long term debt assumed in the acquisition of SQL, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and available for sale investments will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

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

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders was held on June 12, 1997 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

1. The following class of directors was elected to serve on a three-year term expiring in 2001.

                                       Shares              Shares
                                         FOR              WITHHOLD
Class II:
      Richard T. Brock            17,103,980 (98.9%)     183,275 (1.1%)
      Ira D. Cohen                17,102,280 (98.9%)     184,975 (1.1%)


2.  The stockholders approved the Company's 1998 Stock Option Plan.

                                Shares              Shares          Shares
                                 FOR                AGAINST         ABSTAIN

                             16,388,135 (94.8%)  709,185 (4.1%)   179,035 (1.1%)

Item 5.         Other Information

           Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

             (a)      Exhibits

           27   Financial Data Schedule

(b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 14, 1998 to report the Company's acquisition of all of the captial stock and equity interests of Insta on March 31, 1998.

     The Company filed a Current Report on Form 8-K on June 26, 1998 to report the Company's acquisition of all of the capital stock and equity interests of SIS on June 16, 1998.

     The Company filed a Current Report on Form 8-K on July 23, 1998 to report the Company's acquisition of certain assets of Datastream (Pacific) PTY Ltd. on July 13, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Datastream Systems, Inc.


Date:   08/05/98               /s/ Daniel H. Christie
        --------               -----------------------
                               Daniel H. Christie
                               Chief Financial Officer (principal
                                financial and accounting officer)

                                           EXHIBIT INDEX



Exhibit Number                 Description

27                        Financial Data Schedule