Form 10-Q
period 1998-09-30
DATASTREAM SYSTEMS INC
filed 1998-11-06
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549


                                      FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1998

                                          OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________________to_______________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: SEPTEMBER 30, 1998 19,143,401 shares, $0.01 par value.

                                Datastream Systems, Inc.

                                       FORM 10-Q

                            Quarter ended September 30, 1998

                                         Index

                                                                 Page No.

Part I. Consolidated Financial Information
        'Safe Harbor' Statement under the Private Securities
            Litigation Reform Act of 1995                             3

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet-
          December 31, 1997 and September 30, 1998
           Assets                                                     4
           Liabilities and Owners Equity                              5

        Consolidated Income Statement -
          for the Three Months ended September 30,  1997 and 1998     6

        Consolidated Income Statement -
          for the Nine Months ended September 30, 1997 and 1998       7

        Consolidated Statement of Changes in Stockholders Equity -
          for the Nine Months ended September 30, 1998                8

        Consolidated Statement of Cash Flows -
          for the Nine Months ended September 30, 1997 and 1998       9

        Notes to the Consolidated Financial Statements                10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 13

Item 3. Quantitative and Qualitative Disclosures About                20
        Market Risk


Part II.Other Information                                             21


Signature                                                             22

PART I.     CONSOLIDATED FINANCIAL INFORMATION



                                   'SAFE HARBOR'
                             STATEMENT UNDER THE PRIVATE
                        SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, Datastream Systems, Inc. ("Datastream" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: increasing competition in the markets in which the Company competes; the ability of the Company to enhance its current products and develop new products that address technological and market developments; risks associated with increasing international sales, including, but not limited to, exposure to foreign exchange fluctuations and the ability of the Company to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles in certain regions where the Company markets its products, especially in connection with the Company's high-end products; the Company's ability to complete the implementation of its Year 2000 program on a timely basis and the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports, including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 1997.

The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                        Datastream Systems, Inc. and Subsidiaries

                               Consolidated Balance Sheets

                                          Assets

                                                    December 31,  September 30,
                                                       1997           1998
                                                                   (unaudited)
Current assets:
   Cash and cash equivalents                         $ 2,409,387    $ 3,530,437
   Accounts receivable, net of allowance
     for doubtful accounts of $1,589,910
     and $2,395,487, respectively                     21,968,539     31,083,632
   Unbilled receivables                                2,271,375      3,214,487
   Investments                                         9,735,585            160
   Prepaid expenses                                      614,447      2,121,250
   Inventories                                           369,486        385,552
   Deferred income taxes                                 796,000        796,000
   Other assets                                          619,448      1,802,489
                                                     -----------    -----------
       Total current assets                           38,784,267     42,934,007


Investments                                            6,637,286      4,613,486
Property and equipment, net                           10,166,101     13,523,274
Goodwill                                               6,545,747     18,299,343
Capitalized software development costs,
     net of accumulated amortization of
     $1,197,177 and $3,617,085, respectively           2,963,842      5,622,722
                                                     -----------    -----------

       Total assets                                  $65,097,243    $84,922,832
                                                     ===========    ===========

See notes to Consolidated Financial Statements

                        Datastream Systems, Inc. and Subsidiaries

                           Liabilities and Stockholders' Equity

                                                    December 31,  September 30,
                                                       1997           1998
                                                                   (unaudited)
Current liabilities:
   Accounts payable                                  $ 2,696,240    $ 2,996,544
   Other accrued liabilities                           4,135,258      6,038,869
   Income taxes payable                                2,816,800      5,983,954
   Current portion of long-term debt                     346,197        793,472
   Unearned revenue                                    6,499,953      8,921,358
                                                     -----------    -----------
       Total current liabilities                      16,494,448     24,734,197

Long-term debt, less current portion                     603,098        304,640
Deferred income taxes                                    892,000        892,000
                                                     -----------    -----------
       Total liabilities                              17,989,546     25,930,837

Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000
     shares authorized; none outstanding                      -              -
   Common stock, $.01 par value, 40,000,000
     shares authorized; 18,585,518 shares
     issued and outstanding at December 31, 1997,
     19,143,401 shares issued and outstanding
      at September 30, 1998                              185,855        191,434
   Additional paid-in capital                         58,049,212     65,666,498
   Accumulated deficit                               (11,375,601)    (7,588,338)
   Other accumulated comprehensive income                248,231        722,401
                                                     -----------    -----------
       Total stockholders' equity                     47,107,697     58,991,995
                                                     -----------    -----------
       Total liabilities and stockholders' equity    $65,097,243    $84,922,832
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

                      Datastream Systems, Inc. and Subsidiaries

                                 Statements of Income
                                      (unaudited)
                     Three months ended September 30, 1997 and 1998

                                                   September 30,  September 30,
                                                       1997           1998

Revenues:
   Product                                           $ 8,194,800    $ 9,401,198
   Professional service                                6,187,778     11,168,981
   Support                                             3,017,597      4,591,265
                                                     -----------    -----------
     Total revenues                                   17,400,175     25,161,444

Cost of revenues:
   Cost of product revenues                              745,550      1,044,554
   Cost of professional service revenues               3,738,612      5,971,820
   Cost of support revenues                            1,134,280      1,155,600
                                                     -----------    -----------
     Total cost of revenues                            5,618,442      8,171,974
                                                     -----------    -----------
     Gross profit                                     11,781,733     16,989,470

Operating expenses:
   Sales and marketing                                 4,604,504      6,325,960
   Product development                                 1,180,355      1,855,410
   General and administrative                          1,522,411      2,220,638
   Write off of in-process research and development
      and other acquisition charges                           -       1,103,967
                                                     -----------    -----------
     Total operating expenses                          7,307,270     11,505,975
                                                     -----------    -----------
     Operating income                                  4,474,463      5,483,495

Other income (expense):
   Interest income                                       198,571        110,142
   Interest expense                                      (48,792)       (28,886)
   Other                                                  99,658        (32,464)
                                                     -----------    -----------
     Net other income                                    249,437         48,792
                                                     -----------    -----------
     Income before income taxes                        4,723,900      5,532,287

Income taxes                                           1,748,000      2,654,547
                                                     -----------    -----------
Net income                                           $ 2,975,900    $ 2,877,740
                                                     ===========    ===========

   Basic net income per share                        $       .16    $       .15
                                                     -----------    -----------
   Diluted net income per share                      $       .15    $       .14
                                                     -----------    -----------
   Basic weighted average number of common and
     potential common shares outstanding              18,451,151     19,072,774
   Diluted weighted average number of common and
     potential common shares outstanding              19,434,160     20,288,891

See Notes to Consolidated Financial Statements

                       Datastream Systems, Inc. and Subsidiaries

                                  Statements of Income
                                      (unaudited)
                     Nine months ended September 30, 1997 and 1998

                                                   September 30,  September 30,
                                                       1997           1998

Revenues:
   Product                                          $ 21,194,296   $ 26,098,409
   Professional service                               18,878,489     29,956,410
   Support                                             8,823,343     12,677,755
                                                     -----------    -----------
     Total revenues                                   48,896,128     68,732,574

Cost of revenues:
   Cost of product revenues                            2,284,532      2,592,323
   Cost of professional service revenues              10,980,210     15,337,526
   Cost of support revenues                            2,911,807      3,299,930
   Write off of capitalized software costs                    -         597,944
                                                     -----------    -----------
     Total cost of revenues                           16,176,549     21,827,723
                                                     -----------    -----------
      Gross profit                                    32,719,579     46,904,851

Operating expenses:
   Sales and marketing                                13,571,866     18,367,015
   Product development                                 3,050,566      5,338,622
   General and administrative                          5,530,108      6,248,581
   Write off of in-process research and development
      and other acquisition charges                           -       6,585,045
                                                     -----------    -----------
     Total operating expenses                         22,152,540     36,539,263
                                                     -----------    -----------
     Operating income                                 10,567,039     10,365,588

Other income (expense):
   Interest income                                       707,431        462,430
   Interest expense                                     (186,954)       (88,400)
   Other                                                 218,281        131,503
                                                     -----------    -----------
     Net other income                                    738,758        505,533
                                                     -----------    -----------
     Income before income taxes                       11,305,797     10,871,121

Income taxes                                           3,750,812      7,083,858
                                                     -----------    -----------
Net income                                           $ 7,554,985    $ 3,787,263
                                                     ===========    ===========

   Basic net income per share                        $       .41    $       .20
                                                     -----------    -----------
   Diluted net income per share                      $       .40            .19
                                                     -----------    -----------
   Basic weighted average number of common and
     potential common shares outstanding              18,346,436     18,861,271
   Diluted weighted average number of common and
     potential common shares outstanding              18,985,305     20,376,944

See Notes to Consolidated Financial Statements


                       Datastream Systems, Inc. and Subsidiaries

               Consolidated Statement of Changes in Stockholders' Equity
                                      (unaudited)


                      For the nine months ended September 30, 1998


                                                                          Other
                                             Additional   Accumulated   Accumulated      Total
                                  Common      Paid-In      Earnings    Comprehensive  Stockholders'
                                   Stock      Capital      (Deficit)      Income        Equity
                                   -----      -------      ---------      ------        ------

Balance at December 31, 1997     $185,855   $58,049,212  $(11,375,601)   $248,231    $47,107,697

   Net income                          -             -      3,787,263          -       3,787,263

   Stock options exercised          2,575     1,668,649            -           -       1,671,224

   Shares issued for Employee
     Stock Purchase Plan              237       245,909            -           -         246,146

   Shares issued for acquisitions   2,767     5,702,728            -           -       5,705,495

   Other accumulated
     comprehensive income              -             -             -     474,170         474,170
                                 --------      --------      --------   --------     -----------
Balance at September 30, 1998    $191,434   $65,666,498 $ (7,588,338)   $722,401     $58,991,995
                                 ========   ===========  ============   ========     ===========


See Notes to Consolidated Financial Statements

                       Datastream Systems, Inc. and Subsidiaries


                                Statements of Cash Flows
                                      (unaudited)

                     Nine months ended September 30, 1997 and 1998

                                                   September 30,  September 30,
                                                       1997           1998

Cash flows from operating activities:
   Net income                                        $ 7,554,985    $ 3,787,263
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                      1,590,698      2,366,601
     Amortization of capitalized software
      development costs                                  988,544      1,194,009
     Amortization of goodwill                            818,251      1,394,896
     Other accumulated comprehensive income              334,538        469,552
     Loss on disposal of fixed assets                     45,037             -
     Provision for doubtful accounts                          -         312,005
     Write-off of in-process research and development         -       6,585,045
     Write-off of capitalized software costs                  -         597,944
     Changes in operating assets and liabilities:
      Accounts receivable                            (6,748,801)     (9,685,995)
      Accrued interest receivable                       126,340          59,421
      Prepaid expenses                                 (233,374)     (1,666,763)
      Inventories                                        15,565         241,892
      Other assets                                   (1,947,944)     (1,772,712)
      Accounts payable                               (1,124,848)       (241,929)
      Other accrued liabilities                      (4,619,847)     (4,035,634)
      Income taxes payable                              841,397       2,802,704
      Unearned revenue                                1,576,194       2,421,405
                                                      ---------       ---------
      Net cash provided by (used in)
          operating activities                         (783,265)      4,829,704

Cash flows from investing activities:
   Net proceeds from investments                      1,370,801      12,371,702
   Additions to property and equipment               (3,111,340)     (3,033,720)
   Proceeds from sale of equipment                       58,644              -
   Capitalized software development costs            (1,593,909)     (2,485,647)
   Cash paid for acquisition, net of cash acquired           -      (12,246,291)
                                                     -----------     -----------
      Net cash used in investing activities          (3,275,804)     (5,393,957)

Cash flows from financing activities:
   Proceeds from exercise of stock options            1,755,148       1,671,224
   Proceeds from issuance of shares under employee
      stock purchase plan                                    -          246,145
   Proceeds from line of credit                         400,000              -
   Principal payments on long-term debt              (3,262,128)       (232,066)
                                                     -----------     -----------
      Net cash provided by (used in)
          financing activities                       (1,106,980)      1,685,303
                                                     -----------     -----------
Net increase (decrease) in
     cash and cash equivalents                       (5,166,049)      1,121,050
Cash and cash equivalents at beginning of period      6,315,719       2,409,387
                                                     -----------     -----------
Cash and cash equivalents at end of period          $ 1,149,670     $ 3,530,437
                                                    ===========     ===========
See Notes to Consolidated Financial Statement

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

On July 13, 1998, the Company acquired certain assets of Datastream (Pacific) Pty Ltd., an Australian corporation ("DSTM-PAC"). The purchase price has been allocated to the tangible and intangible assets purchased based on the fair values on the date of the acquisition.

On  September  2,  1998,  the  Company  acquired   Computec  Sistemas  S.A.,  an
Argentinean corporation ("Computec"), and its affiliate Computec Sistemas Mexicana S.A. de C.V., a Mexican corporation ("Computec-Mexico"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

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

For the three months ended September 30, 1998 and 1997:
                                                                      Per Share
                                                  Income    Shares     Amount
    Three months ended September 30, 1998:
       Basic income per share                 $ 2,877,740  19,072,774       .15
       Effect of dilutive securities:
         Stock options                                 -    1,216,117
                                               ----------  ----------      ----
       Diluted income per share               $ 2,877,740  20,288,891       .14
                                              ===========  ==========       ===

    Three months ended September 30, 1997:
       Basic income per share                 $ 2,975,900  18,451,151       .16
       Effect of dilutive securities:
         Stock options                                 -      983,009
                                               ----------  ----------      ----
       Diluted income per share               $ 2,975,900  19,434,160       .15
                                              ===========  ==========       ===

For the nine months ended September 30, 1998 and 1997:
                                                                      Per Share
                                                  Income    Shares     Amount
    Nine months ended September 30, 1998:
       Basic income per share                 $ 3,787,263  18,861,271       .20
       Effect of dilutive securities:
         Stock options                                 -    1,515,673
                                               ----------  ----------      ----
       Diluted income per share               $ 3,787,263  20,376,944       .19
                                              ===========  ==========       ===

    Nine months ended September 30, 1997:
       Basic income per share                 $ 7,554,985  18,346,436       .41
       Effect of dilutive securities:
         Stock options                                 -      638,869
                                               ----------  ----------      ----
       Diluted income per shar                $ 7,554,985  18,985,305       .40
                                              ===========  ==========       ===

On March 31, 1998, the Company issued 130,435 shares of stock as partial consideration in the Insta acquisition. On June 16, 1998, the Company issued 88,652 shares of stock as partial consideration in the SIS acquisition. On July 13, 1998, the Company agreed to issue 13,274 shares of stock as partial consideration in the DSTM-PAC acquisition. On September 2, 1998, the Company issued 44,304 shares of stock as partial consideration in the Computec and Computec-Mexico acquisition. See "Liquidity and Capital Resources". Comprehensive Income

On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheets. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the periods ended September 30, 1998 and 1997 is as follows:

September 30,September 30,
    For the three months ended September 30, 1997 and 1998:

                                                   September 30,  September 30,
                                                       1997           1998

       Net income                                    $ 2,975,900      2,877,740
       Foreign currency translation adjustment            65,365        284,052
                                                     -----------      ---------
       Comprehensive income                          $ 3,041,265      3,161,792
                                                     ===========      =========

    For the nine months ended September 30, 1997 and 1998:

                                                   September 30,  September 30,
                                                       1997           1998
       Net income                                    $ 7,554,985      3,787,263
       Foreign currency translation adjustment           452,149        505,126
       Unrealized loss on securities available-for-sale       -         (30,956)
                                                     -----------      ---------
       Comprehensive income                          $ 8,007,134      4,261,433
                                                     ===========      =========

C.  Stock Split

Effective January 30, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. All share, per share and conversion amounts relating to the common stock and stock options included in the accompanying financial statements reflect the stock split.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption 'Safe Harbor' Statement Under the Private Securities Litigation Reform Act of 1995. Readers of this Report are encouraged to read such statement carefully.

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

Results of Operations

Total Revenues. The Company reported higher revenues for the third quarter of 1998. Total revenues increased 45% to $25,161,444 in the third quarter of 1998 from $17,400,175 in the third quarter of 1997, due principally to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations. The third quarter of 1998 includes $3,231,038 of revenue from the newly acquired entities of Insta, SIS, DSTM-PAC, Computec and Computec-Mexico. Total revenues increased 41% to $68,732,574 during the first nine months of 1998 from $48,896,128 in the first nine months of 1997. Revenues for the first nine months of 1998 includes $5,084,362 of revenue from the newly acquired entities of Insta, SIS, DSTM-PAC, Computec and Computec-Mexico.

Product revenues increased 15% to $9,401,198 (37% of total revenues) in the third quarter of 1998 from $8,194,800 (47% of total revenues) in the third quarter of 1997, as a result of the growth in new product sales including MP2 Enterprise and MP2 Professional - Access, and the growth in international sales. Product revenues increased 23% to $26,098,409 (38% of total revenues) in the first nine months of 1998 from $21,194,296 (43% of total revenues) in the first nine months of 1997.

Professional service revenues increased 81% to $11,168,981 (44% of total revenues) in the third quarter of 1998 from $6,187,778 (36% of total revenues) in the third quarter of 1997. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems. Professional service revenues increased 59% to $29,956,410 (44% of total revenues) in the first nine months of 1998 from $18,878,489 (39% of total revenues) in the first nine months of 1997.

Technical support services revenues for the third quarter of 1998 increased 52% to $4,591,265 (18% of total revenues) from $3,017,597 (17% of total revenues) in the third quarter of 1997, primarily due to the expansion of the Company's installed base of systems. Technical support services revenues increased 44% to $12,677,755 (18% of total revenues) in the first nine months of 1998 from $8,823,343 (18% of total revenues) in the first nine months of 1997.

Cost of Revenues. Cost of revenues increased 45% to $8,171,974 (33% of total revenues) in the third quarter of 1998, as compared to $5,618,442 (32% of total revenues) in the comparable quarter of 1997. The increase as a percentage of total revenues was due to increase in services revenue and increases in staff needed to meet increased services revenue demand.

Cost of revenues increased 35% to $21,827,723 (32% of total revenues) during the first nine months of 1998 from $16,176,549 (33% of total revenues) in the first nine months of 1997.

Cost of product revenues was 4% of total revenues in the third quarter of 1998, and 4% of total revenues during the same period of 1997.

Cost of professional service revenues was 24% of total revenues during the third quarter of 1998, and 21% of total revenues during the same period in 1997. The increase as a percentage of total revenues was due to increased staff needed to meet service revenue demand.

Cost of technical support service revenues was 5% of total revenues during the third quarter of 1998 and 6% of total revenues during the same period in 1997. The decrease as a percentage of total revenues was due to increased efficiencies realized in the restructuring of the European support operations during 1997.

Sales and Marketing Expenses. Sales and marketing expenses increased 37% to $6,325,960 (25% of total revenues) during the third quarter of 1998 from $4,604,504 (26% of total revenues) during the third quarter of 1997, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue, and increased marketing expenses associated with new product introductions. Sales and marketing expenses increased 35% to $18,367,015 (27% of total revenues) in the first nine months of 1998 from $13,571,866 (28% of total revenues) in the first nine months of 1997.

Product Development Expenses. Total product development expenditures increased 37% to $2,646,976 (11% of total revenues) during the third quarter of 1998 from $1,932,207 (11% of total revenues) during the same period in 1997. The capitalized portion of these amounts were $791,566 and $751,852, respectively. Giving effect to amounts capitalized, net product development expense increased 57% to $1,855,410 (7% of total revenues) in the third quarter of 1998 from $1,180,355 (7% of total revenues) during the same period in 1997. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP5, integrating newly acquired products, foreign language development and other new products.

Total product development expenditures increased 68% to $7,824,269 (11% of total revenues) during the first nine months of 1998 from $4,644,475 (9% of total revenues) during the same period in 1997. The capitalized portion of these amounts were $2,485,647 and $1,593,909, respectively. Giving effect to amounts capitalized, net product development expense increased 75% to $5,338,622 (8% of total revenues) in the first nine months of 1998 from $3,050,566 (6% of total revenues) during the same period in 1997.

General and Administrative Expenses. General and administrative expenses increased 46% to $2,220,638 (9% of total revenues) during the third quarter of 1998 from $1,522,411 (9% of total revenues) in the third quarter of 1997, primarily due to increased salaries. General and administrative expenses increased 13% to $6,248,581 (9% of total revenues) during the first nine months of 1998 from $5,530,108 (11% of total revenues) in the first nine months of 1997.

Miscellaneous Income. Miscellaneous income decreased to ($32,464) in the third quarter of 1998 from $99,658 in the third quarter of 1997. Miscellaneous income decreased to $131,503 in the first nine months of 1998 from $218,281 in the first nine months of 1997. The decrease was due to decreased rental income from leasing a smaller portion of the Company's building in Greenville, South
Carolina. A smaller portion of the Greenville, South Carolina building was leased to third parties during 1998 because of the Company's growth and need for additional space. Beginning in the third quarter of 1998, the Company no longer leased any of the building to third parties.

Interest Income/(Expense). Interest income decreased to $110,142 in the third quarter of 1998 from $198,571 in the third quarter of 1997, due to lower investment balances realized upon completion of various acquisitions. Interest expense decreased to $28,886 in the third quarter of 1998 from $48,792 in the third quarter of 1997. The decrease in interest expense is due to debt repayments in 1997. Interest income decreased to $462,430 in the first nine months of 1998 from $707,431 in the first nine months of 1997. Interest expense decreased to $88,400 in the first nine months of 1998 from $186,954 in the first nine months of 1997.

Tax Rate. The Company's tax rate per the income statement was 48% for the third quarter of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 40% as compared to 37% for the third quarter of 1997. The Company's tax rate per the income statement was 65% for the first nine months of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 39% as compared to 33% in the first nine months of 1997.

Net Income. Net income decreased 3% to $2,877,740 (11% of total revenues) in the third quarter of 1998 from $2,975,900 (17% of total revenues) in the third quarter of 1997. Net income decreased 50% to $3,787,263 (6% of total revenues) in the first nine months of 1998 from $7,554,985 (15% of total revenues) in the first nine months of 1997. These decreases are directly attributed to the charges for the acquisition of INSTA on March 31, 1998, SIS on June 16,1998, and Computec and Computec-Mexico on September 2, 1998. Without the acquisition related charges third quarter net income would have increased 34% to $3,981,707 (16% of total revenues) and net income for the first nine months of the year would have increased 45% to $10,970,252 (16% of total revenues).

Liquidity and Capital Resources

The Company has funded its activities entirely from cash generated from operations. The Company ended its third quarter of 1998 with $3,530,437 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

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

The acquisition of certain assets of Datastream (Pacific) Pty Ltd. was completed on July 13, 1998 for $600,000, consisting of $300,000 in cash and $300,000
(13,274 shares) in common stock to be issued pursuant to Regulation S.

The acquisition of Computec and its affiliate, Computec-Mexico, was completed on September 2, 1998 for $2.6 million, consisting of $1,766,138 in cash and $834,000 (44,304 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 44,304 shares of common stock, and assumed certain of Computec's outstanding liabilities.

The Company's principal commitments as of June 30, 1998, consisted primarily of long term debt assumed in the acquisitions, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and available for sale investments will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Year 2000

Many currently installed computer systems and software products are coded to accept only a two-digit format in the date field. These date code fields will need to accept a four-digit format to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. To address the Year 2000 issue, the Company has organized a Year 2000 Committee with the responsibility of determining the Company's Year 2000 readiness, as well as the Year 2000 readiness of third parties on which the Company relies, including suppliers and vendors. The Committee includes the Company's directors of development and corporate systems, product managers, and representatives from the Company's financial, legal and technical support areas. The Committee has focused its efforts on both internal operating and information systems ("Internal Systems") and the Company's products.

The Committee is responsible for (i) identifying and collecting data on all Internal Systems, (ii) determining which Internal Systems need corrective action, (iii) modifying, upgrading or replacing those systems and conducting follow-up testing, and (iv) establishing related contingency plans where necessary. The Committee has identified all Internal Systems that may have Year 2000 issues, has contacted the manufacturers of those systems to determine whether they are Year 2000 ready, and assessed the cost and timing of achieving readiness. Based on information received from substantially all of the manufacturers, the Committee anticipates that corrective actions for the Company's Internal Systems that are critical to its ongoing operations will be completed and tested by the end of the second quarter of 1999. The Committee intends to complete contingency planning for Internal Systems (if any) that may not be Year 2000 ready during the second and third quarters of 1999. The Company expects its contingency plans to include, among other things, manual work arounds for software and hardware failures, as well as substitution of systems, suppliers and/or vendors, if necessary.

The Company believes that the current versions of its products are Year 2000 compliant. The Company generally defines a product as Year 2000 "compliant" when that product (i) stores and calculates dates consistent with a four-digit format, (ii) provides the user a two-digit short-cut that is recognized in a four-digit format, (iii) can correctly execute leap year calculations, (iv) does not use special values for dates, and (v) correctly processes date specific data from and after January 1, 2000. The Company regularly runs regression tests on its software, including tests of the Year 2000 date rollover. Based on these tests, the Company does not anticipate that current versions of the Company's products will be adversely affected by date changes involving year 2000. The Company has notified its customers of the need to migrate to current products that management believes are Year 2000 compliant and has made available to them a software patch that management believes will bring these products into Year 2000 compliance. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. The Company's products increasingly are installed as part of substantial integrated systems utilized by customers, which systems may not be Year 2000 compliant. Also, certain customers of the Company may still be running earlier versions of the Company's products that are not Year 2000 compliant. If the Company is included in any Year 2000 claims by its customers or customers of systems integrators, whether or not such claims have merit, it could have a material adverse effect on the Company's business, operating results and financial condition.

To date, the Company has incurred immaterial expenses associated with its Year 2000 efforts in connection with both Internal Systems and products. The Company estimates that total costs associated with corrective actions taken with respect to its Internal Systems and product upgrades will be immaterial.

Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its Internal Systems and products for the year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its Internal Systems, which are composed of third party software, and third party hardware that contain embedded software. Although the Company does not anticipate that it will experience any disruptions in its supplier or vendor relationships due to Year 2000 issues, it is not currently possible to predict whether failure of infrastructure services provide by third parties, such as electricity, phone service, internet services will have a material adverse effect on the Company's business, operating results and financial condition.

The estimates and conclusions regarding the Company's Year 2000 program contain forward looking statements and are based on management's best estimates of future events. Risks to completing the program include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems, and the ability of certain third parties to bring their systems into Year 2000 compliance.

New European Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the Euro, a new European currency, and to adopt the Euro as their common legal currency (the "Euro Conversion"). Either the Euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the Euro will be accepted.

The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The amount of money the Company anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not know at this time.

The Company has also begun to analyze which of its internal systems (such as payroll, accounting and financial reporting) will need to be modified to deal with the Euro Conversion. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

Other Factors

Competition. The current market for CMMS/EAMS is both fragmented and highly competitive, and management expects competition to intensify as new companies enter the market and existing ones, including ERP companies, expand their product lines. The Company has entered into the high-end segment of the market through both its introduction of an internally developed client/server product line and through its acquisitions of SQL, Insta, SIS and Computec. Management expects the Company to face increased competition in all segments of the CMMS/EAMS market and across all product lines in the future. The Company's future performance is partially dependent upon the Company's ability to respond to technological changes, evolving standards and its competitors' innovations. Certain competitors, including ERP companies, have greater financial, marketing, technical, service and support resources than Datastream. Also, the Company is likely to experience a significant amount of competition in connection with its continued development and release of Internet- and Web- related products. There can be no assurance that the Company will be able to successfully compete against current and future competitors and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Effects of Technological Change and Risks of Product Development. The Company's industry is characterized by rapidly changing technology, frequent new product introductions and evolving industry standards. The Company's future success will depend upon its ability to enhance its current products and develop new ones that address technological and market developments. In particular, an element of the Company's strategy is to address perceived electronic commerce opportunities relating to MRO procurement. There can be no assurance that the Company will develop products that are successful in capitalizing on such perceived opportunities. The Company's product development efforts have required, and are expected to require, substantial investments by the Company. There can be no assurance that these efforts will be successful or that the resulting products will achieve market acceptance. If the Company is unable to develop and introduce new and enhanced products in a timely manner, or if such products fail to achieve market acceptance, the Company's business, financial condition and results of operations would likely be materially and adversely affected.
Software products may also contain undetected errors or bugs when first introduced or as new versions are released, and software products or media may contain undetected viruses. Errors or bugs may also be present in software licensed by the Company from third parties and incorporated into the Company's products. Errors, bugs or viruses may result in loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance, loss of revenue or required product changes, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

Risks Associated with Acquisitions. The Company intends in the future to engage in selective acquisitions of other businesses or technologies, including other providers of CMMS/EAMS software. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operations. The success of any completed acquisition will depend in large measure on the Company's ability to integrate the operations of the acquired business with those of the Company and otherwise to maintain and improve the results of operations of the acquired business. The Company has recently completed acquisitions of Insta, SIS, DSTM-PAC, Computec and Computec-Mexico and is in the process of integrating those operations. The failure to successfully complete such integration in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. Further acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has acquired, and may in the future acquire, foreign businesses, which entail additional risks and complications. Problems with an acquired business could have a material adverse impact on the performance of the Company as a whole. The Company may elect to finance any future acquisitions with possible debt financing or through the issuance or sale of equity securities (common or preferred stock), or any combination of the foregoing. There can be no assurance that the Company will be able to arrange adequate financing on acceptable terms. If the Company were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more significant acquisitions in which the consideration consisted of stock, shareholders of the Company could suffer dilution of their interests in the Company. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial goodwill amortization charges to the Company, which would reduce future earnings. In addition, such acquisitions could involve non-recurring acquisition-related charges, such as write-offs or write-downs of acquired software development costs or other intangible items, which could have a material adverse effect on the Company's results of operations for the quarter in which such charges occur.

Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect its proprietary technology. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and strategic partners as well as with its customers and potential customers seeking proprietary information, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of its technology.
Further, there can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, diversion of management's attention and cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the

Company, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation also could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. The Company may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Sales. International sales increased 55% to 35% of the Company's third quarter 1998 revenues (from 32% in the third quarter of 1997), and management expects that an increasing portion of the Company's total revenues will be derived from international operations conducted in foreign currencies. Further, the Company intends to continue to expand its international operations by increasing the number of direct sales persons in existing markets and additional international markets as well as by acquiring business in international markets. Accordingly, the Company's business, and its ability to expand its operations internationally, is subject to the risks inherent in international business activities, including, in particular, greater difficulty in safeguarding its intellectual property, general economic and political conditions in each country, foreign currency exchange rate fluctuations, overlap of different tax structures, difficulty in staffing and managing an organization spread over various countries, unexpected changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer accounts receivable payment cycles in certain countries. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates. Any of the foregoing factors could have a material adverse effect on the Company's ability to expand its international operations which could materially and adversely affect the Company's business, financial condition and results of operations. In addition, the Company must continue to translate its software into more foreign languages. To the extent that the Company is unable to accomplish such translations in a timely manner, the Company's ability to further penetrate international markets would be adversely affected. In addition, the deeper exposure to international markets opens new areas with which the Company is not familiar and places the Company in competition with new vendors. There is no assurance the Company will be successful in its efforts to compete in these international markets.

The Company conducts virtually all its business in US dollars, Dutch guilders, French francs, German marks, British pounds, Singapore dollars and Argentinean Pesos. The Company hedges exchange rate movements on either side of a locked-in spot rate for movements within a range of 3.1% on the dollar-pound rate and 7.5% on the dollar-guilder rate. Changes in the value of these currencies relative to the dollar beyond the ranges hedged by the Company could affect Datastream's financial condition and results of operations, and gains and losses on currency translations could contribute to fluctuations in the Company's results of operations.

Fluctuations in Quarterly Results. Traditionally the Company has operated with very little backlog, and a significant portion of Datastream's revenues in any quarter were the result of a large number of relatively small orders received during a period. Accordingly, the Company was subject to fluctuations in the number of overall orders in any given period, which in turn was influenced by the overall level of economic and industrial activity. The Company establishes expense levels based in part on its expectations as to future net sales. A substantial portion of the Company's operating expenses, particularly personnel and facilities costs, are relatively fixed in advance of any particular quarter. As a result, any unexpected decline in revenue is likely to adversely affect operating results and net income. In addition, the acquisitions of SQL, Insta, SIS and Computec have given the Company access to the market for high-end maintenance software solutions, which generally have larger transaction sizes, take longer to implement and may result in a longer sales process. The seasonality of the Company's international operations may result in fluctuations in quarterly results. If the Company's revenues in any given quarter are below expectations due to any of the aforementioned influences, results of operations may be materially adversely affected, which in turn could materially adversely affect the market price of the Company's Common Stock. No assurance can be given that the Company in the future will be able to maintain profitability on a quarterly or annual basis.

Need to Establish and Maintain Strategic Relationships. A significant business strategy of the Company is to enter into strategic marketing alliances or other similar collaborative relationships. The Company intends to establish technology and marketing alliances with leading ERP vendors, ERP systems integrators and MRO suppliers to create new distribution channels for, and enhance the capabilities of, its products. Certain of the Company's competitors at the high-end segment of the market have already established such alliances with ERP vendors, which could limit ERP vendors' interests in creating alliances with the Company. There can be no assurance that the Company will be able to negotiate such additional strategic relationships, that such additional relationships will be available to the Company on acceptable terms or that any such relationships, if established, will be commercially successful. Failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is exploring opportunities to generate additional revenues by directing MRO procurement activities of its customer base to a select group of MRO suppliers via the Internet. Although management believes such opportunities are achievable, these efforts are still in a developmental phase and while the Company established the strategic relationships it believes are necessary to initiate such a program, the software code logic and business rules have not been completed. Consequently, there can be no assurance that the Company will be able to successfully implement a program of this nature or generate any revenues from such opportunities.

Dependence on Key Personnel. The Company's continued success depends on the services of several key executive, sales and marketing and technical employees. The loss of the services of these personnel, particularly those of Larry G. Blackwell, the Company's founder, Chairman, Chief Executive Officer and President, or the Company's inability to attract and retain other qualified management, sales and marketing and technical employees, could have a material adverse effect on the Company's business and results of operations. The Company does not maintain any key-man life insurance policy with respect to Mr. Blackwell.

Competitive Market for Technical and Sales Personnel. The Company's success depends in part on its ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. The Company's complex technology generally requires a significant level of expertise to effectively develop and market the Company's products and services and to perform its custom application development services. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. The Company believes that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time- consuming process. The Company competes for such personnel with companies in the software, telecommunications and other industries, many of which have greater resources than the Company. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, the Company has experienced, and expects to continue to experience, turnover in technical personnel. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully. The Company's business, financial condition and results of operations could be materially adversely affected if the Company were unable to attract, hire, train, retain and motivate qualified technical and sales personnel.

Stock Price Volatility. The market price of the Company's Common Stock has risen substantially since the Company's initial public offering in April 1995. The Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, management believes that factors such as quarterly fluctuations in the financial results of the Company, the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


Pursuant to the general instructions to Item 305 of SEC Regulation S-K, quantitative and qualitative disclosures called for by this Item 3 and by Item 305 of SEC Regulation S-K are inapplicable to the Company at this time.

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

              The Company filed a Current Report on Form 8-K on September 16, 1998 to report the Company's acquisition of Computec Sistemas S.A. and its affiliate Computec Mexicana S.A. de C.V. on September 2, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Datastream Systems, Inc.


                           /s/ Daniel H. Christie
Date:   11/06/98                ______________________
                           Daniel H. Christie
                           Chief Financial Officer (principal
                            financial and accounting officer)

                                     EXHIBIT INDEX



Exhibit Number                  Description

27                     Financial Data Schedule