Form 10-Q/A
period 1998-03-31
DATASTREAM SYSTEMS INC
filed 1999-03-01
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                              FORM 10-Q/A

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                   OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______________to_________________


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

    AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

After methodology changes were set forth by the Staff at the Securities and Exchange Commission ( the "Staff") in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants, Datastream Systems, Inc. (the "Company" or "Datastream") voluntarily adjusted the allocation of the purchase price related to its March 31, 1998 acquisition of Insta Instandhaltung Technischer Anlagen GmbH ("Insta"). Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. This amended filing contains related financial information and disclosures as of and for the three months ended March 31, 1998. See Note 1 to the Consolidated Financial Statements.


                         Datastream Systems, Inc.

                               FORM 10-Q/A

                       Quarter ended March 31, 1998

                                  Index

                                                                      Page No.

Part I.    Consolidated Financial Information

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets - December 31, 1997 and
                March 31, 1998
                Assets                                                     3
                Liabilities and Stockholders' Equity                       4

           Consolidated Statements of Income -
                for the Three Months ended March 31, 1997 and 1998         5

           Consolidated Statement of Changes in Stockholders' Equity -
                for the Three Months ended March 31, 1998                  6

           Consolidated Statement of Cash Flows -
                for the Three Months ended March 31, 1997 and 1998         7

           Notes to the Consolidated Financial Statements                  8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

Item 3.    Quantitative and Qualitative Disclosures About                  14
           Market Risk


Part II.   Other Information                                               15


Signature                                                                  16

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                   Assets

                                                   December 31,       March 31,
                                                     1997               1998
                                                     ----               ----
                                                                 (unaudited and
                                                                      restated)
Current assets:
   Cash and cash equivalents                        $2,409,387       $4,448,095
   Accounts receivable, net of allowance for
      doubtful accounts of $1,589,910 and
      $1,755,529, respectively                      21,968,539       23,676,930
   Unbilled receivables                              2,271,375        3,043,344
   Investments                                       9,735,585        5,670,266
   Prepaid expenses                                    614,447        1,208,650
   Inventories                                         369,486          385,684
   Deferred income taxes                               796,000          796,000
   Other assets                                        619,448        1,151,053
                                                    ----------       ----------
        Total current assets                        38,784,267       40,380,022

Investments                                          6,637,286        6,587,975
Property and equipment, net                         10,166,101       12,056,294
Goodwill                                             6,545,747       12,523,263
Capitalized software development costs,
   net of accumulated amortization of
   $1,197,177 and $2,239,941, respectively           2,963,842        3,160,596
                                                   -----------      -----------
        Total assets                               $65,097,243      $74,708,150
                                                   ===========      ===========

See notes to Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                   Consolidated Balance Sheets (Continued)

                    Liabilities and Stockholders' Equity

                                                   December 31,       March 31,
                                                     1997               1998
                                                     ----               ----
                                                                 (unaudited and
                                                                      restated)
Current liabilities:
   Accounts payable                                 $2,696,240       $3,355,963
   Other accrued liabilities                         4,135,258        5,502,627
   Income taxes payable                              2,816,800        3,799,901
   Current portion of long-term debt                   346,197          266,894
   Unearned revenue                                  6,499,953        8,784,831
                                                    ----------       ----------
        Total current liabilities                   16,494,448       21,710,216

Long-term debt, less current portion                   603,098        1,334,041
Deferred income taxes                                  892,000          892,000
                                                    ----------       ----------
        Total liabilities                           17,989,546       23,936,257

Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized;
      none outstanding                                       -                -
   Common stock, $.01 par value,
     40,000,000 shares authorized;
      18,585,518 share issued and
      outstanding at December 31, 1997,
      18,822,594 shares issued and
      outstanding at March 31, 1998                    185,855          188,226
   Additional paid-in capital                       58,049,212       61,235,493
   Accumulated deficit                             (11,375,601)     (10,664,338)
   Other accumulated comprehensive income              248,231           12,512
                                                    ----------       ----------
        Total stockholders' equity                  47,107,697       50,771,893

        Total liabilities and stockholders' equity $65,097,243      $74,708,150
                                                   ===========      ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                    Consolidated Statements of Income
                               (unaudited)
                Three months ended March 31, 1997 and 1998

                                                     March 31,        March 31,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)

Revenues:
   Product                                         $ 6,148,014      $ 7,365,099
   Professional service                              5,783,723        8,955,524
   Support                                           2,750,674        3,808,038
                                                    ----------       ----------
      Total revenues                                14,682,411       20,128,661

Cost of revenues:
   Cost of product revenues                            843,963          776,139
   Cost of professional service revenues             3,529,973        4,144,932
   Cost of support revenues                            687,272          929,829
   Write off of capitalized software costs                   -          597,944
                                                     ---------        ---------
      Total cost of revenues                         5,061,208        6,448,844

      Gross profit                                   9,621,203       13,679,817

Operating expenses:
   Sales and marketing                               4,273,471        5,549,360
   Product development                                 834,048        1,521,755
   General and administrative                        2,235,040        2,029,787
   Write off of in process research and development          -        2,057,008
                                                    ----------       ----------
      Total operating expenses                       7,342,559       11,157,910

      Operating income                               2,278,644        2,521,907

Other income (expense):
   Interest income                                     262,510          205,790
   Interest expense                                   (102,449)         (28,266)
   Other                                                47,279           75,988
                                                       -------          -------
      Net other income                                 207,340          253,512

      Income before income taxes                     2,485,984        2,775,419

Income taxes                                           507,787        2,064,156
                                                   -----------       ----------
Net income                                         $ 1,978,197       $  711,263
                                                   ===========       ==========

   Basic net income per share                      $       .11       $      .04
                                                   -----------       ----------
   Diluted net income per share                    $       .11       $      .03
                                                   -----------       ----------

   Basic weighted average number of common and
      common equivalent shares outstanding          18,262,850       18,640,122
                                                    ==========       ==========
   Diluted weighted average number of common and
      common equivalent shares outstanding          18,767,970       20,246,844
                                                    ==========       ==========

See Notes to Consolidated Financial Statements

                    Datastream Systems, Inc. And Subsidiaries

                     Consolidated Statement Of Changes In Stockholders' Equity
                                   (Unaudited and restated)


                    For the three months ended March 31, 1998

                                                                            Other
                                            Additional    Accumulated    Accumulated      Total
                                   Common     Paid-In      Earnings     Comprehensive  Stockholders'
                                   Stock      Capital      (Deficit)       Income         Equity
                                   -----      -------      ---------       ------         ------
Balance at December 31, 1997     $185,855   $58,049,212   $(11,375,601)   $248,231     $47,107,697

  Net income                            -             -        711,263           -         711,263

  Stock options exercised             962       488,142              -           -         489,104

  Shares issued for Employee
  stock Purchase Plan                 105        74,443              -           -          74,548

  Shares issued for acquisition     1,304     2,623,696              -           -       2,625,000

  Other accumulated
  comprehensive income                  -             -              -    (235,719)       (235,719)


Balance at March 31, 1998        $188,226   $61,235,493   $(10,664,338)    $12,512     $50,771,893
                                 ========   ===========   =============    =======     ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                               Consolidated Statements of Cash Flows
                                            (unaudited)

                        Three months ended March 31, 1997 and March 31, 1998

                                                    March 31,        March 31,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)
Cash flows from operating activities:
   Net income                                     $  1,978,198       $  711,263
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                     458,577          683,900
      Amortization of capitalized software
       development costs                               275,203          195,133
      Amortization of goodwill                         272,750          272,750
      Other accumulated comprehensive income           373,672         (323,882)
      Loss on disposal of fixed assets                  53,420                -
      Provision for doubtful accounts                        -          282,377
      Write-off of in-process research and development       -        2,057,008
      Write-off of capitalized software costs                -          597,944
      Changes in operating assets and liabilities:
       Accounts receivable                          (2,918,021)      (1,837,672)
       Accrued interest receivable                     135,867          (24,194)
       Prepaid expenses                               (248,611)        (582,338)
       Inventories                                      54,665          112,782
       Other assets                                   (584,689)      (1,209,510)
       Accounts payable                             (1,120,244)         659,629
       Other accrued liabilities                    (2,511,796)         694,499
       Income taxes payable                            233,467          983,101
       Unearned revenue                              2,060,701        2,284,878
                                                    ----------       ----------
       Net cash provided by (used in)
          operating activities                      (1,486,841)       5,557,668
Cash flows from investing activities:
   Net proceeds from investments                     2,045,000        4,420,854
   Additions to property and equipment                (832,569)      (1,212,368)
   Proceeds from the sale of equipment                       -                -
   Capitalized software development costs             (292,076)        (806,836)
   Cash paid for acquisition, net of cash acquired           -       (6,467,189)
                                                    ----------       ----------
       Net cash used in investing activities           920,355       (4,065,539)

Cash flows from financing activities:
   Proceeds from exercise of stock options             112,627          473,699
   Proceeds from issuance of shares under employee
       stock purchase plan                                   -           74,547
   Principal payments on long-term debt             (2,907,269)          (1,667)
                                                    ----------           ------
       Net cash provided by (used in)
          financing activities                      (2,794,642)         546,579

Net increase (decrease) in cash and
     cash equivalents                               (3,361,128)       2,038,708
Cash and cash equivalents at beginning of period     6,315,719        2,409,387
                                                  ------------     ------------

Cash and cash equivalents at end of period        $  2,954,591     $  4,448,095
                                                  ============     ============

See Notes to Consolidated Financial Statements

                            Datastream Systems, Inc. and Subsidiaries

                           Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Venezuela, Peru, Malaysia, Australia and South Africa.

On December 31, 1996, the Company acquired SQL Group, B.V. ("SQL"). The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

On March 31, 1998, the Company acquired Insta, a German corporation headquartered in Munich, Germany. The acquisition has been accounted for using the purchase method. In accordance with Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations," the purchase price was allocated to the tangible and intangible assets purchased and the liabilities assumed (including in-process research and development) based on the fair values using valuation methods appropriate at the time. Subsequently, the Staff set forth a new methodology for calculating in-process research and development in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. This resulted in a reduction in the amount allocated to in-process research and development from $2,531,078 to $2,057,008. This restatement does not affect previously reported net cash flows for the period. The effect of this reallocation on the previously reported consolidated financial statements as of and for the three months ended March 31, 1998 is as follows (unaudited):

                                                       Three Months Ended
                                                    March 31,        March 31,
                                                       1997             1998
                                                       ----             ----
Consolidated Statement of Income:                 As Reported       As Restated
                                                  -----------       -----------

Write off of in process research and developmen      2,531,078        2,057,008
Operating income                                     2,047,837        2,521,907
Income before income taxes                           2,301,349        2,775,419
Net income                                             237,193          711,263

Basic net income per share                        $        .01      $       .04
Diluted net income per share                      $        .01      $       .03


                                                         March 31, 1998
Balance Sheet:                                    As Reported       As Restated
                                                  -----------       -----------

Goodwill                                            12,049,193       12,523,263
Total Assets                                        74,234,080       74,708,150
Accumulated deficit                                (11,138,408)     (10,664,338)
Total stockholders' equity                          50,297,823       50,771,893
Total liabilities and stockholders' equity          74,234,080       74,708,150

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
                                                                      Per Share
                                                  Income     Shares     Amount
                                                  ------     ------     ------
    March 31, 1998:
        Basic income per share               $   711,263   18,640,122     .04
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -    1,606,722
                                             -----------   ----------
        Diluted income per share             $   711,263   20,246,844     .03
                                             ===========   ==========     ===

    March 31, 1997:
        Basic income per share               $ 1,978,197   18,262,850     .11
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -      505,120
                                             -----------   ----------
        Diluted income per share             $ 1,978,197   18,767,970     .11
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

    March 31, 1998:
     Net income                                        $   711,263
     Foreign currency translation adjustment              (204,763)
     Unrealized loss on securities available-for-sale      (30,956)
                                                       -----------
     Comprehensive income                              $   475,544
                                                       ===========

    March 31, 1997:
     Net income                                        $ 1,978,197
     Foreign currency translation adjustment               372,672
                                                       -----------
     Comprehensive income                              $ 2,350,869
                                                       ===========

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

On March 31, 1998, the Company completed the acquisition of all of the outstanding shares of Insta, a German based CMMS provider. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16, "Accounting for Business Combinations." Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of the acquisition. Using valuation methods appropriate at the time, the purchase price allocation included in-process research and development of $2,531,078. Subsequently, the Staff set forth a new methodology to be used for calculating in-process research and development in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustment to be consistent with the new methodology set forth by the Staff. As a result, Datastream has voluntarily decreased the amount previously expensed as in-process research and development to $2,057,008.

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

     Write-off of in-process research and development costs. The Company expensed $2,057,008, as restated, of in-process research and development acquired as part of the acquisition of Insta.

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

     Tax Rate. The Company's effective tax rate before non-deductible items associated with the acquisition of INSTA was 38% for the first quarter of 1998 as compared to 20% for the first quarter of 1997.

     Net Income. Net income decreased 64% to $711,263 (4% of total revenues) in the first quarter of 1998 from $1,978,197 (13% of total revenues) in the first quarter of 1997. This decrease is directly attributed to the charges for the acquisition of INSTA on March 31, 1998. Without the acquisition related charges net income would have increased 70% to $3,366,215 (17% of total revenues).

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

The acquisition of SQL was completed for $31 million, consisting of $17 million in cash and $14 million in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company also deposited into escrow an additional $3 million in common stock, and assumed certain of SQL's outstanding liabilities. Following the acquisition, SQL's long-term debt totaling approximately $2.7 million was repaid by the Company and additional working capital infusions of approximately $2.5 million were required to sustain SQL's operations and pay current liabilities

In July 1997, the Company made a $2 million investment in Distinction Software, Inc. ("Distinction") This investment represents less than 20% of the outstanding equity interests of Distinction and is included in long term investments on the balance sheet.

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

           Not Applicable.

Item 5.    Other Information

           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

             (a)      Exhibits

               27   Financial Data Schedule

             (b)  Reports on Form 8-K

               The company filed a Current Report on Form 8-K on April 14,1998 to report the Company's acquisition of all of the capital stock and equity interests of Insta on March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Datastream Systems, Inc.


                               /s/ Daniel H. Christie
Date:   02/26/99                    ______________________
                               Daniel H. Christie
                               Chief Financial Officer (principal
                                financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit Number            Description

27                        Financial Data Schedule