Form 10-Q/A
period 1998-06-30
DATASTREAM SYSTEMS INC
filed 1999-03-01
CIK 938481

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

                 For the transition period from______________to_______________


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

         AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

After methodology changes were set forth by the Staff at the Securities and Exchange Commission ( the "Staff") in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants, Datastream Systems, Inc. (the "Company" or "Datastream") voluntarily adjusted the allocation of the purchase price related to its March 31, 1998 acquisition of Insta Instandhaltung Technischer Anlagen GmbH ("Insta") and its June 16, 1998 acquistion of Strategic Information Systems PTE. Ltd., a Singapore corporation ("SIS"). Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. This amended filing contains related financial information and disclosures as of and for the six months ended June 30, 1998. See Note 1 to the Consolidated Financial Statements.



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

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                   Assets

                                                   December 31,       March 31,
                                                     1997               1998
                                                     ----               ----
                                                                 (unaudited and
                                                                      restated)

Current assets:
   Cash and cash equivalents                        $2,409,387       $3,904,016
   Accounts receivable, net of allowance
      for doubtful accounts of $1,589,910
      and $1,811,937, respectively                  21,968,539       26,797,342
   Unbilled receivables                              2,271,375        2,736,213
   Investments                                       9,735,585              160
   Prepaid expenses                                    614,447        2,201,798
   Inventories                                         369,486          281,821
   Deferred income taxes                               796,000          796,000
   Other assets                                        619,448        1,143,881
                                                    ----------       ----------
        Total current assets                        38,784,267       37,861,231

Investments                                          6,637,286        7,525,569
Property and equipment, net                         10,166,101       13,055,477
Goodwill                                             6,545,747       16,712,865
Capitalized software development costs,
   net of accumulated amortization of
   $1,197,177 and $3,032,336, respectively           2,963,842        4,745,723
                                                   -----------      -----------
        Total assets                               $65,097,243      $79,900,865
                                                   ===========      ===========

See notes to Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                   Consolidated Balance Sheets (Continued)

                    Liabilities and Stockholders' Equity

                                                   December 31,       March 31,
                                                     1997               1998
                                                     ----               ----
                                                                 (unaudited and
                                                                      restated)
Current liabilities:
   Accounts payable                                 $2,696,240       $4,265,993
   Other accrued liabilities                         4,135,258        5,085,377
   Income taxes payable                              2,816,800        4,270,681
   Current portion of long-term debt                   346,197          297,079
   Unearned revenue                                  6,499,953        8,547,331
                                                    ----------       ----------
        Total current liabilities                   16,494,448       22,466,461

Long-term debt, less current portion                   603,098          829,855
Deferred income taxes                                  892,000          892,000
                                                    ----------       ----------
        Total liabilities                           17,989,546       24,188,316

Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized;
     none outstanding                                        -                -
   Common stock, $.01 par value,
     40,000,000 shares authorized;
     18,585,518 share issued and
     outstanding at December 31, 1997,
     19,011,886 shares issued and
     outstanding at June 30, 1998                      185,855          190,119
   Additional paid-in capital                       58,049,212       63,876,556
   Accumulated deficit                             (11,375,601)      (8,412,239)
   Other accumulated comprehensive income              248,231           58,113
                                                    ----------       ----------

        Total stockholders' equity                  47,107,697       55,712,549

        Total liabilities and stockholders' equity $65,097,243      $79,900,865
                                                   ===========      ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
                 Three months ended June 30, 1997 and 1998

                                                     June 30,         June 30,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)
Revenues:
   Product                                        $  6,851,481     $  9,332,113
   Professional service                              6,906,989        9,831,906
   Support                                           3,055,072        4,278,451
                                                     ---------        ---------
      Total revenues                                16,813,542       23,442,470

Cost of revenues:
   Cost of product revenues                            695,018          771,630
   Cost of professional service revenues             3,711,625        5,220,774
   Cost of support revenues                          1,090,255        1,214,502
                                                     ---------        ---------
      Total cost of revenues                         5,496,898        7,206,906

      Gross profit                                  11,316,644       16,235,564

Operating expenses:
   Sales and marketing                               4,693,891        6,491,694
   Product development                               1,036,163        1,961,458
   General and administrative                        1,772,657        2,015,087
   Write off of in-process research and development
       and other acquisition charges                         -        1,360,000
                                                    ----------       ----------
      Total operating expenses                       7,502,711       11,828,239

      Operating income                               3,813,933        4,407,325

Other income (expense):
   Interest income                                     246,350          146,498
   Interest expense                                    (35,713)         (31,246)
   Other                                                71,343           87,978
                                                       -------          -------
      Net other income                                 281,980          203,230

      Income before income taxes                     4,095,913        4,610,555

Income taxes                                         1,495,026        2,358,455
                                                     ---------        ---------
Net income                                         $ 2,600,887      $ 2,252,100
                                                   ===========      ===========

   Basic net income per share                      $       .14      $       .12
                                                   -----------      -----------
   Diluted net income per share                    $       .14      $       .11
                                                   -----------      -----------

   Basic weighted average number of common and
      common equivalent shares outstanding          18,325,308       18,870,916
                                                    ==========       ==========
   Diluted weighted average number of common and
      common equivalent shares outstanding          18,753,784       20,595,098
                                                    ==========       ==========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
                 Six months ended June 30, 1997 and 1998

                                                     June 30,         June 30,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)

Revenues:
   Product                                         $12,999,496      $16,697,210
   Professional service                             12,690,712       18,787,430
   Support                                           5,805,747        8,086,490
                                                    ----------       ----------
      Total revenues                                31,495,955       43,571,130

Cost of revenues:
   Cost of product revenues                          1,538,982        1,547,769
   Cost of professional service revenues             7,241,598        9,365,706
   Cost of support revenues                          1,777,527        2,144,331
   Write off of capitalized software costs                   -          597,944
                                                    ----------       ----------
      Total cost of revenues                        10,558,107       13,655,750

      Gross profit                                  20,937,848       29,915,380

Operating expenses:
   Sales and marketing                               8,967,363       12,041,054
   Product development                               1,870,211        3,483,212
   General and administrative                        4,007,697        4,044,874
   Write off of in-process research and development
       and other acquisition charges                         -        3,417,008
                                                    ----------       ----------
      Total operating expenses                      14,845,271       22,986,148

      Operating income                               6,092,577        6,929,232

Other income (expense):
   Interest income                                     508,860          352,288
   Interest expense                                   (138,162)         (59,513)
   Other                                               118,623          163,966
                                                       -------          -------
      Net other income                                 489,321          456,741

      Income before income taxes                     6,581,898        7,385,973

Income taxes                                         2,002,812        4,422,611
                                                     ---------        ---------
Net income                                         $ 4,579,086      $ 2,963,362
                                                   ===========      ===========

   Basic net income per share                      $       .25      $       .16
                                                   -----------      -----------
   Diluted net income per share                    $       .24      $       .15
                                                   -----------      -----------

   Basic weighted average number of common and
      common equivalent shares outstanding          18,294,079       18,755,519
                                                    ==========       ==========
   Diluted weighted average number of common and
      common equivalent shares outstanding          18,760,876       20,420,971
                                                    ==========       ==========

See Notes to Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

            Consolidated Statement of Changes in Stockholders' Equity
                            (unaudited and restated)

                      For the six months ended June 30, 1998

                                                                          Other
                                             Additional   Accumulated   Accumulated      Total
                                  Common      Paid-In      Earnings    Comprehensive  Stockholders'
                                   Stock      Capital      (Deficit)      Income        Equity
                                   -----      -------      ---------      ------        ------

Balance at December 31, 1997     $185,855   $58,049,212  $(11,375,601)   $248,231    $47,107,697

   Net income                           -             -     2,963,362           -      2,963,362

   Stock options exercised          1,968     1,201,911             -           -      1,203,879

   Shares issued for Employee
      Stock Purchase Plan             105        74,443             -           -         74,548

   Shares issued for acquisitions   2,191     4,550,990             -           -      4,553,181

   Other accumulated
      comprehensive income              -             -             -    (190,118)      (190,118)


Balance at June 30, 1998         $190,119   $63,876,556  $ (8,412,239)   $ 58,113    $55,712,549
                                 ========   ===========  ============    ========    ===========

See Notes to Consolidated Financial Statements

                             Datastream Systems, Inc. and Subsidiaries

                                      Statements of Cash Flows
                                            (unaudited)

                          Six months ended June 30, 1997 and June 30, 1998

                                                     June 30,         June 30,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)
Cash flows from operating activities:
   Net income                                      $ 4,579,086      $ 2,963,362
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                     986,630        1,456,146
      Amortization of capitalized software
       development costs                               581,345          547,251
      Amortization of goodwill                         545,500          767,009
      Other accumulated comprehensive income           397,411         (267,465)
      Provision for doubtful accounts                        -           85,411
      Write-off of in-process research and development       -        3,417,008
      Write-off of capitalized software costs                -          597,944
      Changes in operating assets and liabilities:
       Accounts receivable                          (3,818,418)      (4,690,979)
       Accrued interest receivable                     (24,839)           5,178
       Prepaid expenses                               (352,271)      (1,525,005)
       Inventories                                     (57,433)         345,623
       Other assets                                 (1,170,427)        (818,477)
       Accounts payable                               (996,474)       1,386,412
       Other accrued liabilities                    (4,278,673)      (3,362,101)
       Income taxes payable                            618,656        1,449,799
       Unearned revenue                              1,534,707        2,047,378
                                                     ---------        ---------
       Net cash provided by (used in)
          operating activities                      (1,455,200)       4,404,494

Cash flows from investing activities:
   Proceeds from investments                         1,681,341        9,459,618
   Additions to property and equipment              (1,877,354)      (1,768,622)
   Capitalized software development costs             (842,056)      (1,694,081)
   Cash paid for acquisition, net of cash acquired           -      (10,054,691)
                                                   -----------      -----------
       Net cash used in investing activities        (1,038,069)      (4,057,776)

Cash flows from financing activities:
   Proceeds from exercise of stock options             416,675        1,203,879
   Proceeds from issuance of shares under employee
       stock purchase plan                                   -           74,547
   Proceeds from line of credit                        600,000                -
   Principal payments on long-term debt             (3,245,268)        (130,515)
                                                    ----------        ---------
       Net cash provided by (used in)
          financing activities                      (2,228,593)       1,147,911

Net increase (decrease) in cash and cash equivalents(4,721,862)       1,494,629
Cash and cash equivalents at beginning of period     6,315,719        2,409,387
                                                     ---------        ---------
Cash and cash equivalents at end of period         $ 1,593,857      $ 3,904,016
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

On  March  31,  1998,  the  Company   acquired   Insta,  a  German   corporation
headquartered in Munich, Germany. On June 16, 1998, the Company acquired Strategic Information Systems PTE. Ltd., a Singapore corporation ("SIS"). The acquisitions have been accounted for using the purchase method. In accordance with Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations," the purchase price for each acquisition was allocated to the tangible and intangible assets purchased and the liabilities assumed (including in-process research and development) based on the fair values using valuation methods appropriate at the time. Subsequently, the Staff set forth a new methodology for calculating in-process research and development in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. This resulted in a reduction in the amount allocated to in-process research and development from $2,531,078 to $2,057,008 for the Insta acquisition and from $2,700,000 to $1,110,000 for SIS. The reduction in the amount allocated to in-process research and development resulted in an increase in goodwill and related amortization expense. This restatement does not affect previously reported net cash flows for the period. The effect of this reallocation on the previously reported consolidated financial statements as of and for the three and six months ended June 30, 1998 is as follows (unaudited):

                                                  Three Months Ended               Six Months Ended
                                                     June 30, 1998                   June 30, 1998
                                                     -------------                   -------------
Consolidated Statement of Income:            As Reported    As Restated     As Reported     As Restated
                                             -----------    -----------     -----------     -----------
General and administrative expenses            1,998,156      2,015,087       4,027,943       4,044,874
Write off of in process research and
   development and other acquisition charges   2,950,000      1,360,000       5,481,078       3,417,008
Operating income                               2,834,256      4,407,325       4,882,093       6,929,232
Income before income taxes                     3,037,486      4,610,555       5,338,834       7,385,973
Net income                                       672,331      2,252,100         909,523       2,963,362

Basic net income per share                    $      .04     $      .12      $      .05      $      .16
Diluted net income per share                  $      .03     $      .11      $      .04      $      .15


                                                     June 30, 1998
                                                     -------------
Balance Sheet:                               As Reported    As Restated
                                             -----------    -----------

Goodwill                                      14,665,727     16,712,865
Total Assets                                  77,853,727     79,900,865
Income taxes payable                           4,277,382      4,270,681
Total Liabilities                             24,195,017     24,188,316
Accumulated deficit                          (10,466,078)    (8,412,239)
Total stockholders' equity                    53,658,710     55,712,549
Total Liabilities and stockholders' equity    77,853,727     79,900,865

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

For the three months ended June 30, 1998 and 1997:
                                                                      Per Share
                                                  Income     Shares     Amount
                                                  ------     ------     ------
    Three months ended June 30, 1998:
        Basic income per share               $ 2,252,100   18,870,916     .12
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -    1,724,182
                                             -----------   ----------
        Diluted income per share             $ 2,252,100   20,595,098     .11
                                             ===========   ==========     ===

    Three months ended June 30, 1997:
        Basic income per share               $ 2,600,887   18,325,308     .14
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -      428,476
                                             -----------   ----------
        Diluted income per share             $ 2,600,887   18,753,784     .14
                                             ===========   ==========     ===

For the six months ended June 30, 1998 and 1997:
                                                                      Per Share
                                                  Income     Shares     Amount
                                                  ------     ------     ------

    Six months ended June 30, 1998:
        Basic income per share               $ 2,963,362   18,755,519     .16
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -    1,665,452
                                             -----------   ----------
        Diluted income per share             $ 2,963,362   20,420,971     .15
                                             ===========   ==========     ===

    Six months ended June 30, 1997:
        Basic income per share               $ 4,579,086   18,294,079     .25
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -      466,797
                                             -----------   ----------
        Diluted income per share             $ 4,579,086   18,760,876     .24
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

                                                     June 30,         June 30,
 For the three months ended June 30, 1997 and 1998:    1997             1998
                                                       ----             ----
     Net income                                    $ 2,600,887        2,252,100
     Foreign currency translation adjustment           (28,691)          45,601
                                                       -------           ------
     Comprehensive income                          $ 2,572,196        2,297,701
                                                   ===========        =========


                                                     June 30,         June 30,
 For the six months ended June 30, 1997 and 1998:      1997             1998
                                                       ----             ----

     Net income                                    $ 4,579,086        2,963,362
     Foreign currency translation adjustment           343,981         (159,162)
     Unrealized loss on securities available-for-sale        -          (30,956)
                                                       -------          -------
     Comprehensive income                          $ 4,923,067        2,773,244
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

On March 31, 1998, the Company completed the acquisition of all of the outstanding shares of Insta, a German based CMMS provider and on June 16, 1998, the Company completed the acquisition of all of the outstanding shares of SIS, a Singapore based CMMS provider. The acquisitions were accounted for as a purchase in accordance with APB Opinion No. 16, "Accounting for Business Combinations." Under the purchase method of accounting, the purchase price is allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of the acquisition. Using the valuation methods appropriate at the time, the purchase price allocation included in-process research and development of $2,531,078 for INSTA and $2,700,000 for SIS. Subsequently, the Staff set forth a new methodology for calculating in-process research and development in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. As a result, Datastream has decreased the amounts previously expensed as in-process research and development to $2,057,008 for Insta and $1,110,000 for SIS.

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

     General and Administrative Expenses. General and administrative expenses increased 14% to $2,015,087 (9% of total revenues) during the second quarter of 1998 from $1,772,657 (10% of total revenues) in the second quarter of 1997, primarily due to increased salaries. The decrease as a percentage of total revenues is due to the restructuring of the European operations during 1997.
General and administrative expenses increased 1% to $4,044,874 (9% of total revenues) during the first half of 1998 from $4,007,697 (13% of total revenues) in the first half of 1997.

     Write-off of in-process research and development costs. The Company expensed $1,110,000, as restated, of in-process research and development acquired as part of the acquisition of SIS.

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

     Tax Rate. The Company's tax rate per the income statement was 51% for the second quarter of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 39.5% as compared to 36.5% for the second quarter of 1997. The Company's tax rate per the income statement was 60% for the first half of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 38.8% as compared to 31% in the first half of 1997.

     Net Income. Net income decreased 13% to $2,252,100 (10% of total revenues) in the second quarter of 1998 from $2,600,887 (15% of total revenues) in the second quarter of 1997. Net income decreased 35% to $2,963,362 (7% of total revenues) in the first half of 1998 from $4,579,086 (15% of total revenues) in the first half of 1997. These decreases are directly attributed to the charges for the acquisition of INSTA on March 31, 1998 and SIS on June 16,1998. Without the acquisition related charges second quarter net income would have increased 39% to $3,622,331 (16% of total revenues) and net income for the first half of the year would have increased 53% to $6,985,545 (16% of total revenues).


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