Form 10-Q/A
period 1998-09-30
DATASTREAM SYSTEMS INC
filed 1999-03-01
CIK 938481

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

                    For the transition period from_____________to_______________


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

   AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

After methodology changes were set forth by the Staff at the Securities and Exchange Commission ( the "Staff") in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants, Datastream Systems, Inc. (the "Company" or "Datastream") voluntarily adjusted the allocation of the purchase price related to its March 31, 1998 acquisition of Insta Instandhaltung Technischer Anlagen GmbH ("Insta") and its June 16, 1998 acquistion of Strategic Information Systems PTE. Ltd., a Singapore corporation ("SIS") and the related goodwill amortization. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. This amended filing contains related financial information and disclosures as of and for the nine months ended September 30, 1998. See Note 1 to the Consolidated Financial Statements.


                         Datastream Systems, Inc.

                               FORM 10-Q/A

                     Quarter ended September 30, 1998

                                  Index

                                                                      Page No.

Part I.    Consolidated Financial Information
           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                               3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheet-
               December 31, 1997 and September 30, 1998
                Assets                                                     4
                Liabilities and Owners Equity                              5

           Consolidated Income Statement -
                for the Three Months ended September 30,  1997 and 1998    6

           Consolidated Income Statement -
                for the Nine Months ended September 30, 1997 and 1998      7

           Consolidated Statement of Changes in Stockholders Equity -
                for the Nine Months ended September 30, 1998               8

           Consolidated Statement of Cash Flows -
                for the Nine Months ended September 30, 1997 and 1998      9

           Notes to the Consolidated Financial Statements                  10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   13

Item 3.    Quantitative and Qualitative Disclosures About                  20
           Market Risk


Part II.   Other Information                                               21


Signature                                                                  22

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

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                   Assets

                                                   December 31,    September 30,
                                                     1997               1998
                                                     ----               ----
                                                                 (unaudited and
                                                                      restated)
Current assets:
   Cash and cash equivalents                       $ 2,409,387      $ 3,530,437
   Accounts receivable, net of allowance
      for doubtful accounts of $1,589,910
      and $2,395,487, respectively                  21,968,539       31,083,632
   Unbilled receivables                              2,271,375        3,214,487
   Investments                                       9,735,585              160
   Prepaid expenses                                    614,447        2,121,250
   Inventories                                         369,486          385,552
   Deferred income taxes                               796,000          796,000
   Other assets                                        619,448        1,802,489
                                                       -------        ---------
        Total current assets                        38,784,267       42,934,007

Investments                                          6,637,286        4,613,486
Property and equipment, net                         10,166,101       13,523,274
Goodwill                                             6,545,747       20,202,766
Capitalized software development costs,
   net of accumulated amortization of
   $1,197,177 and $3,617,085, respectively           2,963,842        5,622,722

        Total assets                               $65,097,243      $86,896,255
                                                   ===========      ===========

See notes to Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                   Consolidated Balance Sheets (Continued)

                    Liabilities and Stockholders' Equity

                                                  December 31,    September 30,
                                                     1997               1998
                                                     ----               ----
                                                                 (unaudited and
                                                                      restated)
Current liabilities:
   Accounts payable                                $ 2,696,240      $ 2,996,544
   Other accrued liabilities                         4,135,258        6,038,869
   Income taxes payable                              2,816,800        5,947,754
   Current portion of long-term debt                   346,197          793,472
   Unearned revenue                                  6,499,953        8,921,358
                                                     ---------        ---------
        Total current liabilities                   16,494,448       24,697,997

Long-term debt, less current portion                   603,098          304,640
Deferred income taxes                                  892,000          892,000
                                                       -------          -------
        Total liabilities                           17,989,546       25,894,637

Stockholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized;
      none outstanding                                       -                -
   Common stock, $.01 par value,
     40,000,000 shares authorized;
      18,585,518 shares issued and
      outstanding at December 31, 1997,
      19,143,401 shares issued and
      outstanding at September 30, 1998                185,855          191,434
   Additional paid-in capital                       58,049,212       65,666,498
   Accumulated deficit                             (11,375,601)      (5,578,715)
   Other accumulated comprehensive income              248,231          722,401
                                                       -------          -------
        Total stockholders' equity                  47,107,697       61,001,618

        Total liabilities and stockholders' equity $65,097,243      $86,896,255
                                                   ===========      ===========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
              Three months ended September 30, 1997 and 1998

                                                   September 30,   September 30,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)
Revenues:
   Product                                         $ 8,194,800      $ 9,401,198
   Professional service                              6,187,778       11,168,981
   Support                                           3,017,597        4,591,265
                                                     ---------        ---------
      Total revenues                                17,400,175       25,161,444

Cost of revenues:
   Cost of product revenues                            745,550        1,044,554
   Cost of professional service revenues             3,738,612        5,971,820
   Cost of support revenues                          1,134,280        1,155,600
                                                     ---------        ---------
      Total cost of revenues                         5,618,442        8,171,974

      Gross profit                                  11,781,733       16,989,470

Operating expenses:
   Sales and marketing                               4,604,504        6,325,960
   Product development                               1,180,355        1,855,410
   General and administrative                        1,522,411        2,294,355
   Write off of in-process research and development
       and other acquisition charges                         -        1,103,967
                                                     ---------        ---------
      Total operating expenses                       7,307,270       11,579,692

      Operating income                               4,474,463        5,409,778

Other income (expense):
   Interest income                                     198,571          110,142
   Interest expense                                    (48,792)         (28,886)
   Other                                                99,658          (32,464)
                                                        ------          -------
      Net other income                                 249,437           48,792

      Income before income taxes                     4,723,900        5,458,570

Income taxes                                         1,748,000        2,625,047
                                                     ---------        ---------
Net income                                         $ 2,975,900      $ 2,833,523
                                                   ===========      ===========

   Basic net income per share                      $       .16      $       .15
                                                   -----------      -----------
   Diluted net income per share                    $       .15      $       .14
                                                   -----------      -----------

   Basic weighted average number of common and
      potential common shares outstanding           18,451,151       19,072,774
                                                    ==========       ==========
   Diluted weighted average number of common and
      potential common shares outstanding           19,434,160       20,288,891
                                                    ==========       ==========

See Notes to Consolidated Financial Statements

                Datastream Systems, Inc. and Subsidiaries

                           Statements of Income
                               (unaudited)
              Nine months ended September 30, 1997 and 1998

                                                   September 30,   September 30,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)
Revenues:
   Product                                         $21,194,296      $26,098,409
   Professional service                             18,878,489       29,956,410
   Support                                           8,823,343       12,677,755
                                                     ---------       ----------
      Total revenues                                48,896,128       68,732,574

Cost of revenues:
   Cost of product revenues                          2,284,532        2,592,323
   Cost of professional service revenues            10,980,210       15,337,526
   Cost of support revenues                          2,911,807        3,299,930
   Write off of capitalized software costs                   -          597,944
                                                     ---------       ----------
      Total cost of revenues                        16,176,549       21,827,723

      Gross profit                                  32,719,579       46,904,851

Operating expenses:
   Sales and marketing                              13,571,866       18,367,015
   Product development                               3,050,566        5,338,622
   General and administrative                        5,530,108        6,339,228
   Write off of in-process research and development
       and other acquisition charges                         -        4,520,975
                                                    ----------       ----------
      Total operating expenses                      22,152,540       34,565,840

      Operating income                              10,567,039       12,339,011

Other income (expense):
   Interest income                                     707,431          462,430
   Interest expense                                   (186,954)         (88,400)
   Other                                               218,281          131,503
                                                       -------          -------
      Net other income                                 738,758          505,533

      Income before income taxes                    11,305,797       12,844,544

Income taxes                                         3,750,812        7,047,658
                                                     ---------        ---------
Net income                                         $ 7,554,985      $ 5,796,886
                                                   ===========      ===========

   Basic net income per share                      $       .41      $       .31
                                                   -----------      -----------
   Diluted net income per share                    $       .40      $       .28
                                                   -----------      -----------

   Basic weighted average number of common and
      potential common shares outstanding           18,346,436       18,861,271
                                                    ==========       ==========
   Diluted weighted average number of common and
      potential common shares outstanding           18,985,305       20,376,944
                                                    ==========       ==========

See Notes to Consolidated Financial Statements

                       Datastream Systems, Inc. and Subsidiaries

               Consolidated Statement of Changes in Stockholders' Equity
                                  (unaudited and restated)


                      For the nine months ended September 30, 1998


                                                                          Other
                                             Additional   Accumulated   Accumulated      Total
                                  Common      Paid-In      Earnings    Comprehensive  Stockholders'
                                   Stock      Capital      (Deficit)      Income        Equity
                                   -----      -------      ---------      ------        ------

Balance at December 31, 1997     $185,855   $58,049,212  $(11,375,601)   $248,231    $47,107,697

   Net income                          -             -      5,796,886          -       5,796,886

   Stock options exercised          2,575     1,668,649            -           -       1,671,224

   Shares issued for Employee
     Stock Purchase Plan              237       245,909            -           -         246,146

   Shares issued for acquisitions   2,767     5,702,728            -           -       5,705,495

   Other accumulated
     comprehensive income              -             -             -     474,170         474,170
                                 --------      --------      --------   --------     -----------
Balance at September 30, 1998    $191,434   $65,666,498 $ (5,578,715)   $722,401     $61,001,618
                                 ========   ===========  ============   ========     ===========


See Notes to Consolidated Financial Statements

                             Datastream Systems, Inc. and Subsidiaries

                                      Statements of Cash Flows
                                            (unaudited)

                           Nine months ended September 30, 1997 and 1998

                                                   September 30,   September 30,
                                                       1997             1998
                                                       ----             ----
                                                                     (restated)
Cash flows from operating activities:
   Net income                                      $ 7,554,985      $ 5,796,886
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                   1,590,698        2,366,601
      Amortization of capitalized software
       development costs                               988,544        1,194,009
      Amortization of goodwill                         818,251        1,485,543
      Other accumulated comprehensive income           334,538          469,552
      Loss on disposal of fixed assets                  45,037                -
      Provision for doubtful accounts                        -          312,005
      Write-off of in-process research and development       -        4,520,975
      Write-off of capitalized software costs                -          597,944
      Changes in operating assets and liabilities:
       Accounts receivable                          (6,748,801)      (9,685,995)
       Accrued interest receivable                     126,340           59,421
       Prepaid expenses                               (233,374)      (1,666,763)
       Inventories                                      15,565          241,892
       Other assets                                 (1,947,944)      (1,772,712)
       Accounts payable                             (1,124,848)        (241,929)
       Other accrued liabilities                    (4,619,847)      (4,035,634)
       Income taxes payable                            841,397        2,766,504
       Unearned revenue                              1,576,194        2,421,405
                                                     ---------        ---------
       Net cash provided by (used in)
          operating activities                        (783,265)       4,829,704

Cash flows from investing activities:
   Net proceeds from investments                      1,370,801      12,371,702
   Additions to property and equipment               (3,111,340)     (3,033,720)
   Proceeds from sale of equipment                       58,644               -
   Capitalized software development costs            (1,593,909)     (2,485,647)
   Cash paid for acquisition, net of cash acquired            -     (12,246,291)
                                                     -----------    -----------
       Net cash used in investing activities         (3,275,804)     (5,393,957)

Cash flows from financing activities:
   Proceeds from exercise of stock options            1,755,148       1,671,224
   Proceeds from issuance of shares under employee
       stock purchase plan                                    -         246,145
   Proceeds from line of credit                         400,000               -
   Principal payments on long-term debt              (3,262,128)       (232,066)
                                                     ----------        --------
       Net cash provided by (used in)
          financing activities                       (1,106,980)      1,685,303

Net increase (decrease) in cash and cash equivalents (5,166,049)      1,121,050
Cash and cash equivalents at beginning of period      6,315,719       2,409,387
                                                      ---------       ---------
Cash and cash equivalents at end of period          $ 1,149,67      $ 3,530,437
                                                    ==========      ===========

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

On  March  31,  1998,  the  Company   acquired   Insta,  a  German   corporation
headquartered in Munich, Germany. On June 16, 1998, the Company acquired Strategic Information Systems PTE. Ltd., a Singapore corporation ("SIS"). The acquisitions have been accounted for using the purchase method. In accordance with Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations," the purchase price for each acquisition was allocated to the tangible and intangible assets purchased and the liabilities assumed (including in-process research and development) based on the fair values using valuation methods appropriate at the time. Subsequently, the Staff set forth a new methodology for calculating in-process research and development in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has made the adjustments to be consistent with the new methodology set forth by the Staff. This resulted in a reduction in the amount allocated to in-process research and development from $2,531,078 to $2,057,008 for the Insta acquisition and from $2,700,000 to $1,110,000 for SIS. The reduction in the amount allocated to in-process research and development resulted in an increase in goodwill and related amortization expense. This restatement does not affect previously reported net cash flows for the period. The effect of this reallocation on the previously reported consolidated financial statements as of and for the three and nine months ended September 30, 1998 is as follows (unaudited):


                                                  Three Months Ended               Six Months Ended
                                                   September 30, 1998              September 30, 1998
                                                   ------------------              ------------------
Consolidated Statement of Income:            As Reported    As Restated     As Reported     As Restated
                                             -----------    -----------     -----------     -----------
General and administrative expenses            2,220,638      2,294,355       6,248,581       6,339,228
Write off of in process research and
   development and other acquisition charges   1,103,697      1,103,697       6,585,045       4,520,975
Operating income                               5,483,495      5,409,778      10,365,588      12,339,011
Income before income taxes                     5,532,287      5,458,570      10,871,121      12,844,544
Net income                                     2,877,740      2,833,523       3,787,263       5,796,886

Basic net income per share                    $      .15     $      .15      $      .20      $      .31
Diluted net income per share                  $      .14     $      .14      $      .19      $      .28


                                                  September 30, 1998
                                                  ------------------
Balance Sheet:                               As Reported    As Restated
                                             -----------    -----------

Goodwill                                     18,299,343     20,202,766
Total Assets                                 84,922,832     86,896,255
Income taxes payable                          5,983,954      5,947,754
Total Liabilities                            25,930,837     25,894,637
Accumulated deficit                          (7,588,338)    (5,578,715)
Total stockholders' equity                   58,991,995     61,001,618
Total Liabilities and stockholders' equity   84,922,832     86,896,255

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

For the three months ended September 30, 1998 and 1997:
                                                                      Per Share
                                                  Income    Shares     Amount
                                                  ------    ------     ------
    Three months ended September 30, 1998:
       Basic income per share                 $ 2,833,523  19,072,774    .15
       Effect of dilutive securities:                                    ===
         Stock options                                 -    1,216,117
                                               ----------  ----------   ----
       Diluted income per share               $ 2,833,523  20,288,891    .14
                                              ===========  ==========    ===

    Three months ended September 30, 1997:
       Basic income per share                 $ 2,975,900  18,451,151    .16
       Effect of dilutive securities:                                    ===
         Stock options                                 -      983,009
                                               ----------  ----------   ----
       Diluted income per share               $ 2,975,900  19,434,160    .15
                                              ===========  ==========    ===

For the nine months ended September 30, 1998 and 1997:
                                                                      Per Share
                                                  Income    Shares     Amount
                                                  ------    ------     ------
    Nine months ended September 30, 1998:
       Basic income per share                 $ 5,796,886  18,861,271    .31
       Effect of dilutive securities:                                    ===
         Stock options                                 -    1,515,673
                                               ----------  ----------   ----
       Diluted income per share               $ 5,796,886  20,376,944    .28
                                              ===========  ==========    ===

    Nine months ended September 30, 1997:
       Basic income per share                 $ 7,554,985  18,346,436    .41
       Effect of dilutive securities:                                    ===
         Stock options                                 -      638,869
                                               ----------  ----------   ----
       Diluted income per shar                $ 7,554,985  18,985,305    .40
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

For the three months ended September 30, 1997 and 1998:

                                                   September 30,   September 30,
                                                       1997            1998
                                                       ----            ----

        Net income                                $ 2,975,900         2,833,523
        Foreign currency translation adjustment        65,365           284,052
                                                  -----------         ---------
        Comprehensive income                      $ 3,041,265         3,117,575
                                                  ===========         =========


For the nine months ended September 30, 1997 and 1998:

                                                   September 30,   September 30,
                                                       1997            1998
                                                       ----            ----

        Net income                                $ 7,554,985         5,796,886
        Foreign currency translation adjustment       452,149           505,126
        Unrealized loss on securities
          available-for-sale                                -           (30,956)
                                                  -----------         ---------
        Comprehensive income                      $ 8,007,134         6,271,056
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

     General and Administrative Expenses. General and administrative expenses increased 51% to $2,294,355 (9% of total revenues) during the third quarter of 1998 from $1,522,411 (9% of total revenues) in the third quarter of 1997, primarily due to increased salaries. General and administrative expenses increased 15% to $6,339,228 (9% of total revenues) during the first nine months of 1998 from $5,530,108 (11% of total revenues) in the first nine months of 1997.

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

     Tax Rate. The Company's tax rate per the income statement was 48% for the third quarter of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 40% as compared to 37% for the third quarter of 1997. The Company's tax rate per the income statement was 55% for the first nine months of 1998 but due to non-deductible items associated with the acquisitions, the Company's effective tax rate was 39% as compared to 33% in the first nine months of 1997.

     Net Income. Net income decreased 5% to $2,833,523 (11% of total revenues) in the third quarter of 1998 from $2,975,900 (17% of total revenues) in the third quarter of 1997. Net income decreased 23% to $5,796,886 (8% of total revenues) in the first nine months of 1998 from $7,554,985 (15% of total revenues) in the first nine months of 1997. These decreases are directly attributed to the charges for the acquisition of INSTA on March 31, 1998, SIS on June 16,1998, and Computec and Computec-Mexico on September 2, 1998. Without the acquisition related charges third quarter net income would have increased 34% to $3,981,707 (16% of total revenues) and net income for the first nine months of the year would have increased 45% to $10,970,252 (16% of total revenues).

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


                               Datastream Systems, Inc.


                               /s/ Daniel H. Christie
Date:   2/26/99                ______________________
                               Daniel H. Christie
                               Chief Financial Officer (principal
                                financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit Number                 Description

27                        Financial Data Schedule