Form 10-K405
period 1998-12-31
DATASTREAM SYSTEMS INC
filed 1999-03-31
CIK 938481

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998.

                                      OR

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from __________ to __________

                       Commission File Number:   0-25590

                           Datastream Systems, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                               57-0813674
       ---------------------------------------------------------------
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       Identification No.)

            50 Datastream Plaza, Greenville, South Carolina   29605
         ------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code: (864) 422-5001
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [ x ]   No [ _ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ x ] No [ _ ]

   Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1999: $145,845,984.38.

   Number of shares of Common Stock outstanding as of March 19, 1999:
19,515,211

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                           DATASTREAM SYSTEMS, INC.

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

 ITEM                                                                                                     PAGE
NUMBER                                                                                                   NUMBER
------                                                                                                   ------
                                "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                                           LITIGATION REFORM ACT OF 1995

                                                       PART I

     1.  Business.......................................................................................    1
     2.  Properties.....................................................................................   10
     3.  Legal Proceedings..............................................................................   11
     4.  Submission of Matters to a Vote of Security Holders............................................   11

                                                     PART II

     5.  Market for Registrant's Common Stock and Related Stockholder Matters...........................   12
     6.  Selected Financial Data........................................................................   12
     7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................................   13
  7(A).  Quantitative and Qualitative Disclosures about Market Risk.....................................   28
     8.  Financial Statements and Supplementary Data....................................................   28
     9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................................................   28

                                                   PART III

    10.  Directors and Executive Officers of the Registrant.............................................   29
    11.  Executive Compensation.........................................................................   33
    12.  Security Ownership of Certain Beneficial Owners and Management.................................   36
    13.  Certain Relationships and Related Transactions.................................................   37

                                                   PART IV

    14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   37


                                  SIGNATURES

                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995


   From time to time, Datastream Systems, Inc. ("Datastream" or the "Company") makes oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission (the "SEC") in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
The Company desires to take advantage of the "safe harbor" provisions in the Act for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC.

   Forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Such forward looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the ability of the Company to successfully transition to the development of further Web-based products; the continued acceptance of the Internet for business transactions; increasing competition in the markets in which the Company competes; the ability of the Company to enhance its current products and develop new products that address technological and market developments; the stability of certain of the Company's strategic relationships; increasing competition in markets for the Company's products; the ability of the Company to protect its proprietary technology; risks associated with integrating and managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and the ability of the Company to successfully compete in foreign markets; the ability of the Company to successfully implement its restructuring plan; fluctuations in quarterly results due to seasonality and longer sales cycles in certain regions where the Company markets its products; the Company's ability to complete the implementation of its Year 2000 program on a timely basis and the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein including, but not limited to, the "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," As well as other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

   The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

                                    PART I


ITEM 1.   BUSINESS.


BASIS OF PRESENTATION

   As used herein, except as otherwise indicated by the context, the terms "Datastream" and "Company" are used to refer to Datastream Systems, Inc. and its subsidiaries, including (i) SQL Group, B.V. ("SQL"), following its December 31, 1996 acquisition by Datastream, (ii) Instandhaltung technischer Anlagen GmbH ("Insta"), following its March 31, 1998 acquisition by Datastream, (iii) Strategic Information Systems PTE Ltd. ("SIS"), following its June 16, 1998 acquisition by Datastream, (iv) Datastream (Pacific) Pty Ltd. ("Datastream Pacific"), following the July 13, 1998 acquisition of certain assets of Datastream Pacific by Datastream and (v) Computec Sistemas S.A. and its affiliate Computec Sistemas Mexicana S.A. de C.V. (together "Computec") following its September 2, 1998 acquisition by Datastream.


BUSINESS OVERVIEW

   Datastream develops, markets, sells and supports personal desktop computer, file server and client/server enterprise software for the industrial automation market. The Company's products are designed to enable customers to reduce downtime, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources. The Company is an established leader in the market for computerized maintenance management systems ("CMMS") and enterprise asset management ("EAM") systems based on the number of system units sold, having sold approximately 47,900 system units to approximately 22,500 customers. The Company's objective is to maintain its leading position in the CMMS/EAM market by continuing to provide feature-rich software solutions and being a value leader in each segment of the CMMS/EAM market.

   The CMMS/EAM market includes process and discrete manufacturers, government agencies, universities, hospitals and other organizations which maintain high-value capital assets such as plants, facilities, and production equipment. Automation Research Corporation, an independent research firm, estimates that the size of the global CMMS/EAM market was approximately $900 million in 1997.

   The Company's line of products includes solutions for virtually any size operation, from the single, small shop with basic requirements to the large, multi-site client needing a full-featured enterprise solution. Datastream's products have garnered one of Plant Engineering magazine's Product of the Year awards in the software category each year since 1993. The Company complements its wide range of product offerings with a diversified sales approach targeted at each segment of the global CMMS/EAM market. Management believes that its large installed customer base provides opportunities for additional software and professional services revenue as its customers experience internal growth and migrate to more complex CMMS/EAM applications. The broad applicability of the Company's systems is illustrated by the diversity of the Company's customer base, which includes AT&T Wireless, Caterpillar, Chevron, Dow Chemical, Emerson Electric, Frito-Lay, Georgia-Pacific, Hewlett-Packard, Kaiser Permanente, Kroger, Paris Metro, Southern Nuclear and Total Oil.

   The components of the Company's strategy are: to maintain and extend its technological leadership through a more aggressive migration to further Internet-based applications; to increase market share through diversified sales efforts; to leverage and expand its existing customer base; to continue to pursue strategic alliances; to increase professional services, training and support revenues; and to capitalize on potential electronic commerce opportunities in the maintenance, repair and operations ("MRO") market.

   Datastream was incorporated as a South Carolina corporation in February 1986 upon consummation of the acquisition of the assets and liabilities of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. Datastream reincorporated as a Delaware corporation in January 1995. Datastream's executive offices are located at 50 Datastream Plaza, Greenville, South Carolina 29605, and its telephone number is (864) 422-5001. The Company also has a home page on the World Wide Web at www.dstm.com. Information contained on the Company's home page shall not be deemed to be part of this Annual Report.

     Datastream, e-MRO, MaintainIt, MaintainIt Pro, MP2, MP2 Enterprise, MP2 Messenger, MP2 PagerLink, MP2 Professional, MP2 Weblink, MP5, Pocket MP2 and RequestLink are trademarks or service marks of the Company. SQL Server, Windows CE, Windows 95, Windows NT and Microsoft BackOffice are either trademarks or registered trademarks of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Other product and company names mentioned herein may be trademarks of their respective owners.


INDUSTRY

   The CMMS/EAM market includes process and discrete manufacturers, government agencies, universities, hospitals and other organizations which maintain high-value capital assets such as plants, facilities, and production equipment. Automation Research Corporation, an independent research firm, estimates that the size of the global CMMS/EAM market was approximately $900 million in 1997.

   CMMS generally includes any computer software application designed to track, monitor and maintain histories on capital assets such as production equipment, spare parts inventories, plants and facilities and to compare and contrast key asset performance data. Catastrophic equipment failures, sub-optimal equipment performance and unnecessary "preventive repairs" are common occurrences at facilities that do not employ some means of systematically managing maintenance and repair activities. Manual methods represent an inefficient way to perform data collection and statistical analysis. CMMS enables corporations to increase efficiency and reduce costs by, among other things, reducing the probability of catastrophic failures, reducing unscheduled downtime, eliminating costly excess repair parts inventories, improving spare parts procurement processes and allowing maintenance tasks to be scheduled more effectively to permit maximum utilization of resources. The resulting incremental gains in efficiency generally translate directly into lower operating costs.

   EAM generally refers to that segment of the CMMS market that is oriented toward organizations with large, multinational operations with a number of geographically dispersed locations and very large investments in multiple plants or facilities. EAM installations are differentiated by enterprise scaled features such as large relational databases, global asset tracking capability, configurable workflow, multiple concurrent language capability, centralized inventory control and coordinated worldwide purchasing functionality. Enterprises deploying EAM solutions seek a combination of technology, database capability and features that are able to be implemented over wide area networks, intranets, or satellite-based communications systems.

   A critical component of CMMS/EAM software is procurement of MRO parts and supplies. For example, a preventive maintenance routine might require spare parts for completion. CMMS/EAM software will check the spare parts inventory managed by the system, execute a purchase order in the event of inventory depletion, and prepare the work order. Currently, MRO purchase orders are executed via fax and/or telephone to a large and highly fragmented group of MRO suppliers. According to a study released by Industrial Market Information, Inc. in January 1998, the current size of the market for MRO procurement is estimated to be $220 billion. It is expected that much of this procurement activity will eventually be processed through the Internet. According to the U.S. Department of Commerce, business to business e-commerce is expected to grow from $17 billion in 1998 to over $300 billion in 2002. Also, in a November 1997 study, The Yankee Group estimated that the market for MRO procurement through the Internet will grow from $3.0 billion in 1997 to $71.0 billion in 2000.

   The market for CMMS/EAM software is relatively fragmented. Most of the larger vendors, including the traditional enterprise resource planning ("ERP") software providers, have focused predominantly on the high-end of the CMMS/EAM market with solutions costing several million dollars and requiring lengthy implementations. Organizations of all sizes deploy CMMS/EAM solutions in an effort to increase operating efficiencies and reduce overall maintenance costs. Such organizations seek a solution that offers a broad range of advanced features and functions integrated within a broader ERP solution, scales to the specific needs of a particular organization, is easily used and installed and is well supported with upgrades and services.


THE DATASTREAM SOLUTION

   The Company has met the highly diversified needs of the CMMS/EAM market by providing a range of software and services that increase productive use of capital assets through both standard and customized solutions geared toward the particular needs of virtually any size manufacturer or facility. Management estimates that, on average, through the use of its CMMS/EAM solutions, companies can reduce maintenance and production costs between 10% and 30%. The Company is the world leader in providing such CMMS/EAM solutions, with approximately 47,900 system units sold worldwide and a 55% market share, based on system units sold. The Datastream solution is based on the following four hallmarks:

   SIMPLICITY.   The Company's software is designed as a broadly applicable best-of-breed CMMS/EAM solution which offers customers ease of use, ease of implementation and ease of integration with existing operations, including ERP systems. Common graphical user interfaces across products and platforms allow customers to smoothly upgrade and/or migrate to next generation solutions. The Company's software includes wizards that provide step-by-step instructions to simplify maintenance management and ensure full realization of the benefits of the Datastream solution.

   TECHNOLOGY.   Datastream is a technology leader within the CMMS/EAM industry.
The Company's software is based on industry standards including Microsoft Windows and NT operating systems and Microsoft and Oracle databases. This provides a high degree of scalability from a smaller shop with basic requirements to global enterprises needing a full-featured enterprise solution. Datastream is also forward thinking in upgrading its software to take advantage of proven new technologies such as the Internet, thin client architecture and wireless connectivity.

   FUNCTIONALITY.   Datastream provides customers with a fully integrated end-
to-end CMMS/EAM solution that schedules maintenance tasks and repairs, generates work orders, manages multi-site inventory and centralizes spare parts purchasing. Datastream's open architecture facilitates integration with financial management, production, building controls and personnel software applications for more comprehensive data analysis and business planning. This analysis and planning helps customers identify critical information to improve equipment reliability and increase plant capacity.

   VALUE.   Datastream offers an attractive value proposition to its customers.
The Company's efficient software development efforts, diversified sales and marketing approach, and low-cost infrastructure allow Datastream to consistently compete as a full-featured CMMS/EAM solution provider at a value price. In addition, given the simplicity and functionality of the Datastream solution, customers are able to rapidly implement a solution that delivers reduced maintenance costs and an increased return on investment.


STRATEGY

   The Company's objective is to maintain its leading position in the CMMS/EAM market by continuing to provide feature-rich software solutions and being a value leader in each segment of the CMMS/EAM market. To achieve this objective, the Company intends to continue to pursue the following strategies:

   MAINTAIN AND EXTEND TECHNOLOGICAL LEADERSHIP.   The foundation of the
Company's success is its ability to offer one of the most technologically advanced CMMS/EAM solutions. Since 1986, Datastream has successfully migrated its products from Microsoft-DOS to Windows desktop to file server to client/server versions and is now producing Web-enabled versions. The Company continues to increase its ability to integrate its products with third-party applications, including those of leading ERP providers, and was among the first to establish an Internet-based product line. The Company intends to continue to enhance and redesign its products to keep it at the forefront of its customers' evolving technology needs.

   INCREASE MARKET SHARE THROUGH DIVERSIFIED SALES EFFORTS.   The Company
complements its wide range of product offerings with a diversified sales approach that targets each segment of the CMMS/EAM market. Domestically, the Company intends to continue to grow its large telesales team as a cost-effective means of maintaining its dominant position in the low-end and middle segments of the market. The Company plans to continue to increase its geographically dispersed, direct sales force to add market share at the high-end segment of the market, building on its significant expansion in 1998. The Company plans to maintain its indirect channel relationships to sell products in the low-end segment of the market. Internationally, the Company employs a direct sales approach for most major markets and uses third party distributors in those markets where it does not have a direct presence.

   LEVERAGE AND EXPAND EXISTING CUSTOMER BASE.   The Company intends to generate
additional software and professional services revenue from its large installed base of approximately 22,500 customers by providing a wide range of software and services that address the particular needs of any size enterprise. The Company offers its customers additional products and services to address on-going increases in demands for increased plant capacity utilization, improved MRO procurement efficiency and reduced costs. Datastream also intends to target its customers that are smaller divisions of larger corporations to sell a broader enterprise solution.

   CONTINUE TO PURSUE STRATEGIC ALLIANCES.   The Company intends to leverage its
position as the established unit sales leader in the CMMS/EAM market by continuing to enter into strategic technical and distribution alliances with leading ERP and MRO vendors both domestically and internationally. Management believes that such alliances will enable the Company to further penetrate the increasingly competitive high-end segment of the market and provide cost-effective distribution channels in the low-end.

   INCREASE PROFESSIONAL SERVICES, TRAINING AND SUPPORT REVENUES.   As the
Company sells more complex CMMS/EAM systems (particularly client/server systems), management expects to have additional opportunities to increase professional services, training and support revenues. The Company intends to continue to expand its professional services personnel and capabilities to meet the sophisticated systems integration and customization needs of its customers. The Company plans to expand its product support and training capabilities, which management believes strengthens long-term relationships with customers.

   CAPITALIZE ON MRO ELECTRONIC COMMERCE OPPORTUNITY.   Management estimates
that the Company's existing customer base utilizes the Company's software to generate several billions of dollars of purchase orders each year for spare parts and supplies. Although those purchase orders are typically executed via fax or phone to a highly fragmented market of MRO suppliers, the Company believes customers will increasingly process orders through the Internet in order to reduce administrative and transactional costs. The Company believes that, because of its large installed customer base and strong MRO supplier relationships, it is well positioned to capitalize on this potential electronic commerce opportunity. During 1998, the Company entered into alliance agreements with three major MRO parts distributors -- Applied Industrial Technologies, Inc., Fastenal Company and WESCO Distribution, Inc.. Further, the Company completed beta testing on its Web-based e-MRO product that links customer purchasing departments directly with the alliance partners and began to distribute the e-MRO upgrade to those customers that use the file server version of MP2 Professional (approximately 30% of the Company's installed system units) without charge in February 1999. The Company intends to add the e-MRO module to its upcoming beta-release of MP2 Enterprise 7.0, which is currently scheduled for the third quarter of 1999.


PRODUCTS

   The Company's line of products include solutions for virtually any size operation, from the single, small shop with basic requirements to the large, multi-site client needing a full-featured enterprise solution. New software versions are developed routinely to reflect changes in technology and market demand. A common graphical user interface facilitates seamless upgrades across most platforms and releases of the Company's products. The Company's products are distributed through telesales, direct sales and an international distributor network. MaintainIt is also sold through indirect channels and marketing alliances. An earlier version of MaintainIt can be downloaded free of charge from the Company's Web site.

   The following is a detailed description of the Company's primary products:

   MAINTAINIT AND MAINTAINIT PRO.   MaintainIt is an off-the-shelf, entry-level
maintenance system marketed primarily to small businesses (fewer than 20 employees) as an inexpensive alternative to the Company's other products. MaintainIt provides basic tools for scheduling routine maintenance tasks and repairs, generating work orders, tracking parts inventory and equipment history, and creating purchase orders and basic management reports. MaintainIt Pro contains all the features of MaintainIt as well as numerous custom fields and a scheduling calendar. Both MaintainIt and MaintainIt Pro feature the Microsoft Access database, run on Windows 95/NT, and are available in single-user and networked versions. MaintainIt and MaintainIt Pro are available through MRO distributors and directly from the Company.

   MP2 PROFESSIONAL.   MP2 Professional, available in both file server and
client/server versions, is designed for small- to medium-sized facilities where greater numbers of users need access to maintenance data and records for cost/benefit analysis as well as maintenance functions. MP2 Professional offers a large number of advanced capabilities not available in MaintainIt or MaintainIt Pro, including barcoding capabilities, field level security, safety notes and training records. MP2 Professional is able to generate over 4,000 standard reports providing analysis down to specific location, piece of equipment, and employee. Add-on features to MP2 Professional include the capability to integrate OSHA regulations and FDA validation. The file server version of MP2 Professional is available for Microsoft Access database; the client/server version is available for Microsoft SQL Server database. The client/server version of MP2 Professional has a thin client, leaving most of the work to the server, which minimizes processing time, ensures data integrity and security, and reduces network traffic. The SQL Server version features wizards, context sensitive on-line help, customizable toolbars and Microsoft BackOffice compatibility.

   MP2 ENTERPRISE.   This product is designed to handle the functional demands
of large organizations where enterprise-wide solutions are required to manage capital assets and personnel in multiple locations across the globe. Aside from all of the features provided by MP2 Professional, MP2 Enterprise offers support for multi-site inventory management, global security and centralized purchasing, and provides data to detect equipment problems leading to downtime and to assist in root cause failure analysis. MP2 Enterprise's open system interface architecture facilitates integration with other software applications, such as ERP, financial management, production, building controls and personnel applications, for more comprehensive data analysis and business planning. MP2 Enterprise has been integrated with the products of ERP vendors such as SAP, Oracle, QAD and Platinum. The Company has current projects with PeopleSoft, BAAN, SSA and JD Edwards. This product is available for both Oracle and Microsoft SQL Server databases and runs on Windows 95/NT operating systems. MP2 Enterprise has a thin client "intranet ready" architecture and features full e-mail integration and Microsoft OLE (Object Linking and Embedding) capability. Pocket MP2, which runs in conjunction with the 6.0 Oracle version of MP2 Enterprise, runs on SH-3 RISC Microprocessor Windows CE based handheld units, and allows for remote access data entry to MP2 with landline or wireless upload capability to the host system.

   INTERNET-BASED MP2 ADD-ON PRODUCTS.   In 1998, the Company expanded the
capabilities of MP2 Professional and MP2 Enterprise through the introduction of a range of Internet-based products. These products include MP2 Weblink, MP2 Messenger, and PagerLink. Weblink is designed to help a customer capitalize on its corporate intranet investment and the global Internet by easily extending basic MP2 Enterprise functionality to any machine with intranet/Internet access using a standard Internet browser. Through MP2 Messenger, work requests may be sent by e-mail to non-system workstations. PagerLink automatically notifies any employee with a text pager when MP2 Enterprise generates a work order on assigned equipment. If the first page gets no response, the system automatically escalates to another employee or supervisor.

   MP2 ENTERPRISE 7.0. The Company plans to beta release MP2 Enterprise 7.0 in the third quarter of 1999. MP2 Enterprise 7.0 will be a fully Web-based EAM system which was developed using Microsoft's Windows Distributed Internet Applications for Manufacturing (Windows DNA-M). This version utilizes Microsoft's COM/DCOM architecture, Active Server Pages, DHTML (dynamic HTML) and Javascript. MP2 Enterprise is an n-tiered application, relying on the scalable Microsoft Transaction Server for the application layer between the client and database. Because version 7.0 is a Web-based application, users will be able to choose between a Web-based client with an Internet browser or a standard client/server front-end. This version will also contain a customizable "home page" that can be configured based on user need. The home page may include key performance indicators, pending work assignments and other vital information. MP2 Enterprise 7.0 will include integrated access to Datastream's e-MRO product for ordering MRO parts and supplies through the Internet. Further enhancements to this product will include the ability to create customized forms, rearrange fields and create menu items. Form customization in MP2 Enterprise 7.0 will operate through a simple "drag and drop" interface.

   MP5.   MP5 is designed for large enterprises with asset intensive and safety critical operations, such as utilities, telecommunications, oil and gas, transportation and mining industries. It is also well-suited for very large organizations with high transaction volumes that require highly configurable applications. MP5 supports multiple platforms and multiple languages concurrently. Its open system architecture allows rapid deployment with ERP systems, equipment monitoring devices, handheld computers, barcode scanners, and virtually any other data source. MP5 has been integrated with the products of ERP vendors such as Oracle and SAP. MP5 addresses configuration management, workflow management, inventory management, document management, purchasing management, project management, workflow capacity management and financial/budgets management through its various modules and options. Other unique features include an outsourced maintenance activity tracker, a standard library of frequently executed work orders, a short-term scheduling feature, a report manager, extensive security features and on-line, context sensitive help. MP5 operates on all Oracle compatible systems for up to 1,000 concurrent users, is fully Web-enabled, and is accessible anywhere in the world via a common Internet browser.

   E-MRO. The Company began the commercial release of its electronic commerce product, e-MRO, to those customers that use the file server version of MP2 Professional in February 1999 (approximately 30% of the Company's installed system units). The Company intends to add the e-MRO module to its upcoming beta release of MP2 Enterprise 7.0, which is currently scheduled for the third quarter of 1999. This product integrates MRO procurement by linking Datastream's MP2 Professional file server customers directly with Datastream's e-MRO distribution partners -- Applied Industrial Technologies, Inc., Fastenal Company, and WESCO Distribution, Inc. e-MRO allows those customers to access catalog content through the Internet and utilize the purchasing module of MP2 Professional file server to place parts orders. Use of e-MRO results in an integrated purchasing system that reduces item costs, improves catalog search time, streamlines requisition processes, decreases data entry, shortens parts delivery time, and improves inventory control. Customers can launch an MP2 Professional browser to search an Internet-based catalog that has a large selection of parts. Upon the selection of parts, orders are sent to the suppliers via the Internet at no additional cost to the customer. In addition, Datastream provides cross-reference services that link parts in the customer's local MP2 Professional file server database with parts hosted by the MRO catalog. Thereafter, through MP2 Professional's automatic purchase replenishment system, each purchase transaction can be placed via the Internet, with order-related information such as shipping, billing, delivery and receipt details automatically recorded in the customer's database. Datastream's e-MRO supplier partners will distribute Datastream's MaintainIt product, which will include a link to e-MRO. Collectively, the three suppliers generate annual revenues of approximately $5.5 billion and maintain an inventory of 1.4 million parts to service over 200,000 customers. Datastream intends to generate revenues from e-MRO through an average 2% transaction fee levied on each dollar of procurement sourced through e-MRO, fees from specialized installation needs and other inventory and purchasing consulting fees related to the specific Datastream product being utilized by the customer.

   The Company's products meet the needs of a wide range of customers, from the single small shop with basic requirements to the large multinational client needing a full-featured enterprise solution. The Company's pricing structure recognizes such varied requirements from the entry level MaintainIt product priced at $249 to MP5 solutions, including software license, support and services, priced to several million dollars.

   The Company has developed a number of foreign language versions of its products: MaintainIt Pro is available in eleven languages; MP2 Professional file server version, MP2 Professional client/server version and MP2 Enterprise are each available in thirteen languages; MP5 is available in seven languages.


PROFESSIONAL AND SUPPORT SERVICES

   The Company offers four types of professional services to customers: (i) customization, which enhances the functionality of a customer's system, (ii) integration, which provides on-site installation and systems integration services for client/server systems, (iii) consulting and advisory services to provide solutions to customer-specific applications problems, such as spare parts inventory management or preventive maintenance, and (iv) customer training. The Company offered a total of 492 training sessions in 1998 at its training facilities in Greenville, South Carolina, Irvine, California, Dallas, Texas and Chicago, Illinois and at certain remote locations. On-site customer training is also available. As of February 28, 1999, the Company employed 236 professional services personnel. Most of the Company's professional services are performed on a daily fee arrangement in connection with installations of the Company's systems.

   Maintenance and support services include unlimited, toll-free international access to Datastream's TechSupport staff, free product upgrades (including data conversions), a searchable Internet site for common questions and requests, e-mail support and an Internet-based file download service. As of February 28, 1999, the Company employed 90 support personnel in support operations. The Company provides support for its international customers via a tiered approach: first-level support is provided by the local sales office, with back-up expertise being supplied by the corporate help desk in Greenville, South Carolina.

CUSTOMERS

   Datastream's customer base is highly diversified. To date, Datastream has sold systems to approximately 22,500 companies in 129 countries through a combination of telesales, direct sales and international distributors in virtually every major industry. Datastream products are found in almost every industry where capital investments are the norm, including aerospace and defense, automotive, chemicals, communications, computers and electronics, food, general facilities, general manufacturing, government, healthcare, hospitality, metals, petroleum, shipping and transport and utilities.

   The Company has sold approximately 47,900 system units since inception and has grown its installed base by an average of 56.5% annually during the last 5 years. The Company has developed a number of foreign language versions of its products. Each of these translations is adapted to the country served and technical assistance is provided by local experts in order to ensure that the Company's standard for training and technical support is the same worldwide.

   No customer has represented more than 5% of the Company's total annual revenue in any of the last three fiscal years.

SALES AND MARKETING

   The Company markets and sells its products and services through 247 sales and marketing professionals (as of February 28, 1999), including a telesales force of 111 representatives and a direct sales force of 98. In addition, the Company's low-end products are sold through indirect channels and marketing alliances. During 1998, the Company expanded its direct sales force significantly in order to call on larger accounts and to market its enterprise-wide CMMS/EAM solutions, including MP5, worldwide. The Company uses a computerized sales and marketing software system with database marketing, telemarketing, lead tracking and analysis and customer support capabilities.

   The Company's marketing department consists of 22 employees (as of February 28, 1999) and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for product marketing, market research and competitive analysis and provides competitive, customer and prospect input for the Company's product development efforts. To enhance its marketing efforts, Datastream sponsors a users conference each year. The conference provides an opportunity for decision makers in targeted industries to attend training sessions, workshops and presentations addressing both maintenance issues generally and Datastream products specifically, and to interact with other users and Company employees.

   The cornerstone of the Company's sales and marketing efforts is its 111-person telesales team (as of February 28, 1999). The relatively inexpensive nature of the Company's systems available for the low-end and middle segments of the market, combined with the high quality of product information and order fulfillment items generated by the marketing department, make the Company's telesales approach a cost-effective vehicle for accessing these segments of the market and achieving gains in market share. Management routinely monitors the performance of the Company's personnel to determine that each member of the telesales staff is performing acceptably.

   Internationally the Company uses a direct and telesales sales force out of its offices in The Netherlands, Germany, the United Kingdom, France, Singapore, China, Argentina and Mexico as well as its Greenville, South Carolina headquarters. In addition, the Company has a network of distributors located
throughout the balance of Europe, Latin America and the Pacific Rim.   For
financial information about the Company's operations in different geographic locations, see note 14 to the Company's consolidated financial statements.

PRODUCT DEVELOPMENT

   As of February 28, 1999, the Company's product development department consisted of 139 people, spread among four groups: Development, Quality Assurance, Documentation and Localization. The Development group consisted of 75 software developers, most of whom hold advanced programming or engineering degrees. From time to time, the Company utilizes outside contractors for certain product development projects.

   Management believes that the Company has been able to respond quickly to technology trends. The Company introduced its first DOS-based desktop product in 1986. In 1994, it released a Windows-based desktop product and shortly thereafter added PC networking capabilities with its file server products. In 1996, the Company released the first of its enterprise class products based on a client/server architecture. These products have quickly achieved widespread market acceptance. During 1998, the Company released MP2 Enterprise version 6.0. Version 6.0 features improved functionality, security, multi-site capability and an open architecture that facilitates the integration of the product with other accounting and ERP packages. Such features will enable improved management of data from multiple sites on one physical database server, thereby allowing centralized control of purchasing and inventory across multiple sites. Late in 1998 the Company shifted its focus to aggressively develop products for use on the Internet, and to consolidate or eliminate some of the international products it acquired during 1998 that are not Web-enabled. The Company's product development efforts are currently focused on making extensive use of the Internet as a medium for client connection to the Company's mid- and high-end
products.   In 1998, the Company expanded the capabilities of MP2 Professional and MP2 Enterprise through the introduction of a range of Internet-based products, including MP2 Weblink, MP2 Messenger and PagerLink.

   MP2 Enterprise version 7.0, which the Company plans to beta release in the third quarter of 1999, will represent a major architecture shift to take advantage of the Internet. Version 7.0 will be browser based, meaning that no setup or maintenance will be needed for any workstation using version 7.0. This architecture will present significant savings to customers in decreased cost of implementation, as well as reduced support expenditures. Version 7.0 will also feature an n-tier architecture, which will allow version 7.0 to be scaleable, serving anywhere from a small 3-user maintenance operation to the multi-site enterprise installations. Version 7.0 will also incorporate enhanced workflow capabilities and a customizable interface. Because version 7.0 is a Web-based application, users will be able to choose between a Web-based client with an Internet browser or a standard client/server front-end. See "--Products--MP2 Enterprise 7.0."

   The Company plans to continue its Web-centric development of MP5 with a focus on improving the alignment of MP5 with the Company's products to facilitate seamless customer migration. Planned improvements to MP5 will also include enhanced ERP integration capabilities and additional functional modules, including a training register module to comply with OSHA and NRC requirements.

   Datastream received Year 2000 certification for its development methods from the Information Technology Association of America (ITAA). This means the Company is believed to have the correct controls in its development process and methods to ensure the software it produces is Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

   Although management believes that the Company's product development staff will be able to meet their development challenges, there can be no assurance that the above or any other development projects will be completed in a timely manner or will result in a product that achieves market acceptance.

   Product development expenses consist principally of salaries and certain other expenses related to development and modifications of software products, which are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86"). Capitalization of such costs begins only upon establishment of technological feasibility as defined in Statement No. 86 and ends when the resulting product is available for distribution. Annual amortization of capitalized product development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated economic life of the software, which is not more than eighteen months or three years, depending on the product. The Company's software development expenditures were approximately $4.0 million, $6.6 million and $11.8 million in 1996, 1997 and 1998, respectively. Of these amounts, the amounts capitalized were approximately $2.6 million, $2.3 million and $3.7 million, respectively. In December 1996 and March 1998 the Company took one-time charges of $1.8 million and $598,000, respectively, related to the write-off of capitalized software deemed obsolete or superseded by the products obtained through acquisitions of SQL and Insta. In December 1998 the Company took a one-time charge of $2.3 million related to the write-off of software acquired from SQL, Insta and SIS and $1.0 million related to internally capitalized software deemed obsolete pursuant to a restructuring plan that provides for more aggressive development of Internet-based software products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."


COMPETITION

   The Company's products compete on the basis of quality, price, technical support and service, application features and ease-of-use. Management believes that the Company's products and services compete favorably with respect to these factors. However, certain of the Company's existing competitors, as well as a number of potential market entrants, have greater financial, marketing, service and support and technical resources than the Company. The Company will be required to make continued investments in product development, particularly the development of Web-enabled products, to meet competitive pressures. There can be no assurance that the Company will have sufficient resources to make those investments or that the Company will be able to make the technical advances necessary to continue to compete effectively in the future.

   The Company has historically concentrated its efforts in the low-end segment of the CMMS/EAM market, in which typical transaction sizes (including software and customization, integration, training and support services) are up to $20,000. In this segment, Datastream encounters competition from a variety of vendors, including companies such as CK Systems, JB Systems and DP Solutions, Inc., that offer off-the-shelf CMMS applications for desktop and file server systems. Management believes the Company has achieved a dominant position at the low end of the market.

   Competition in the high-end segment of the market is less fragmented and is dominated by large vendors such as Project Software and Development, Inc.
(PSDI), Indus International, Mincom, Inc., Marcam Corporation and several ERP vendors such as SAP, who offer enterprise-wide management systems (including maintenance modules) for use in a client/server environment. Increasing customer demand for client/server products may subject the Company to increased competition if these vendors choose to modify their products to offer lower-priced client/server capabilities in PC network markets.

   The introduction of the Company's MP2 Enterprise and MP5 products subjected the Company to increased competition with certain of its competitors who offer client/server products, such as PSDI and Indus. Further, its international acquisitions places the Company in direct client/server competition across each of the product lines offered by PSDI and Indus, as well as with products offered by certain ERP vendors. The Company competes internationally with both local or regional providers of CMMS/EAM, and with CMMS/EAM vendors that operate on a global basis. Local and regional competitors are generally smaller, but are more knowledgeable of the specific markets in which they compete. Global competitors such as PSDI and Indus participate actively in the European, Latin American and Pacific Rim countries, entering these markets through distributors, direct sales and service offices or through strategic partnerships. Competition in these countries is frequently intense and while the Company has been successful in integrating SQL and Insta so as to compete from a local basis in Europe, and extending elsewhere through distributorships, there is no assurance that the
Company will continue to be successful in these markets.   See "Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The market for CMMS/EAM continues to be highly competitive."


INTELLECTUAL PROPERTY

   The Company claims exclusive title to and ownership of the software it develops. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and licensing agreements, "shrink-wrap" licenses and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop software products that are superior to the Company's products. Existing copyright laws provide limited protection to the Company in prohibiting competitors from independently producing software products that are substantially similar to Datastream's products. The Company does not hold any patents or have any patent applications pending.

   Although in limited instances involving large sales the Company may specifically negotiate license agreements that are signed by both the licensee and the Company, in the substantial majority of sales, the Company relies on a "shrink-wrap" license for protection against unauthorized use of its products. Certain provisions of these licenses, including restrictions on use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, through its international acquisitions, and based upon its internal expansion efforts, the Company is increasing the sales of its products internationally. This entails certain additional intellectual property risks in that the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against the Company. Any such claim made against the Company, with or without merit, could be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against the Company could have a material adverse effect on the Company's financial condition and results of operations.


EMPLOYEES

   As of February 28, 1999, the Company employed approximately 800 persons on a full-time basis, including 247 sales and marketing personnel, 326 service and support representatives, 88 administrative personnel and 139 employees involved in product development. Additionally, the company relied upon the efforts of 45 contract developers to augment its development efforts. None of Datastream's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. Management considers relations between the Company and its employees to be very good.


SEASONALITY

   The Company's acquisitions of SQL, Insta, SIS, Datastream Pacific and Computec have exposed the Company to seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year. Datastream has historically experienced an increase in services revenue in the second quarter during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in May 1999.


ITEM 2.   PROPERTIES

   The Company conducts its principle operations out of a 125,000 square foot headquarters building owned by the Company located in Greenville, South Carolina. The Company also owns a 15,000 square foot building in Dessau, Germany. The Company also has the following properties under lease:

                                                                                  SQUARE FOOTAGE
               LOCATION                         LEASE EXPIRATION                     (APPROX.)
               --------                         ----------------                      --------
               Munich, Germany                    November 2002                       16,000
               Rotterdam, The Netherlands         November 2002                       12,000
               Singapore                          November 1999                        6,000
               Paris, France                       March 2002                          4,521
               Buenos Aires, Argentina              June 2001                          4,306
               Slough, Great Britain               March 2000                          4,000
               Grenoble, France                   February 1999                        3,250
               Irvine, California                 January 2000                         3,200
               Brisbane, Australia               August 7, 2000                        2,971
               Woodbridge, New Jersey           November 30, 2003                      2,753
               Atlanta, Georgia                 February 28, 2001                      1,827
               Chicago, Illinois                  December 1999                        1,419
               Dallas, Texas                      January 2000                         1,380
               Mexico City, Mexico                July 31, 1999                        1,056
               Shanghai, China                   Month-to-Month                        1,000

ITEM 3.   LEGAL PROCEEDINGS.

   Since January 11, 1999, Datastream, its Chief Executive Officer and its Chief Financial Officer have been named as defendants in shareholder class action lawsuits filed in the United States District Court for the District of South Carolina, Greenville Division. The complaints alleged violations of Section 10(b) and 20(a) of the Exchange Act of 1934. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. The Company has not yet filed its answer to the complaints filed to date, and expects a single, consolidated, amended complaint to be filed on or before April 26, 1999.

   The complaints filed to date allege that defendants artificially inflated Datastream's earnings and stock price by taking certain one-time charges not in compliance with generally accepted accounting principles ("GAAP") in connection with Datastream's acquisitions of Insta and SIS and materially understating operating costs by improperly capitalizing certain expenses in the fiscal quarter ended June 30, 1998 in violation of GAAP. The Company intends to defend these lawsuits vigorously, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of the litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

   Datastream is occasionally involved in other litigation relating to claims arising out of its operations in the normal course of business. Other than the above-described shareholder litigations, Datastream is currently not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse affect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of Datastream's stockholders during the fiscal quarter ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol DSTM. The Company has never declared or paid any cash dividends on its Common Stock. However, in anticipation of its secondary public offering in October 1995, the Company declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. The Company declared a second two-for-one stock split, effected in the form of a one-for-one share dividend, effective January 30, 1998. The Company anticipates that all of its earnings will be retained for the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high/ask and low/bid prices for each quarter of the Company's last two fiscal years. The prices below reflect the two-for-one stock splits which occurred on September 12, 1995 and January 30, 1998.

      QUARTER ENDED            HIGH/ASK         LOW/BID
      -------------            --------         -------
      March 31, 1997            12.25            7.875
      June 30, 1997             10.625           6.25
      September 30, 1997        19.50            7.50
      December 31, 1997         19.125          10.50

      March 31, 1998            23.375          13.50
      June 30, 1998             27.50           17.25
      September 30, 1998        19.875           9.50
      December 31, 1998         18.25            8.625

     The closing price of a share of the Company's Common Stock on March 19, 1999, was $9.375. As of March 19, 1999, the Company had 202 shareholders of record of its Common Stock. As of the date of the Company's last Annual Meeting of Stockholders, the Company had approximately 6,300 beneficial owners of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                     YEAR ENDED DECEMBER 31,
                                                   1994           1995            1996            1997           1998
                                                   ----           ----            ----            ----           ----
                                                       (IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues.............................     $10,374         $20,346        $ 32,466         $69,768        $98,555
Total cost of revenues (1).................       3,136           5,218          11,507          22,131         34,756
                                                -------         -------        --------         -------        -------

Gross profit...............................       7,238          15,128          20,959          47,637         63,799
Total operating expenses (2)...............       4,813           9,216          47,758          31,076         53,251
                                                -------         -------        --------         -------        -------

Operating income (loss)....................       2,425           5,912         (26,799)         16,561         10,548
Net other income...........................          42           1,176           2,370             987            536
                                                -------         -------        --------         -------        -------

Income (loss) before income taxes..........       2,467           7,088         (24,429)         17,548         11,084
Income taxes...............................         915           2,742           3,581           6,110          6,384
                                                -------         -------        --------         -------        -------
Net income (loss)..........................     $ 1,552         $ 4,346        $(28,010)        $11,438        $ 4,700
                                                =======         =======        ========         =======        =======
Basic net income (loss) per share..........     $   .15         $   .33        $  (1.65)        $   .62        $   .25
                                                =======         =======        ========         =======        =======
Diluted net income (loss) per share........     $   .15         $   .30        $  (1.65)        $   .59        $   .23
                                                =======         =======        ========         =======        =======

Net income before one time charges.........     $ 1,552         $ 4,346        $  7,394         $11,438        $15,311
                                                =======         =======        ========         =======        =======
Basic net income per share before one
 time charges..............................     $   .15         $   .33        $    .44         $   .62        $   .81
                                                =======         =======        ========         =======        =======

Diluted net income per share before one
 time charges..............................     $   .15         $   .30        $    .42         $   .59        $   .76
                                                =======         =======        ========         =======        =======

Basic weighted average common shares
 outstanding...............................      10,366          13,004          16,977          18,397         18,935

Diluted weighted average common
shares outstanding.........................      10,366          14,366          16,977          19,246         20,279
Operating Data:
Software units sold at period-end
(cumulative)...............................       7,332          11,964          24,787          35,465         47,985

                                                                          AS OF DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                  1994           1995            1996           1997           1998
                                                  ----           ----            ----           ----           ----
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital............................      $1,569         $19,965         $13,633        $22,290        $25,792
Total assets...............................       5,790          50,692          57,577         65,097         86,790
Long-term debt, less current portion.......          46              22           2,893            603            297
Total stockholders' equity.................         916          46,034          33,125         47,108         60,606

(1) In 1996, includes $1,804 of capitalized software written off as a result of the acquisition of SQL. In 1998, includes $3,944 of capitalized and acquired software written off as a result of the acquisition of Insta and pursuant to a plan for re-organization and restructuring (see note 1(i) of notes to consolidated financial statements).

(2) In 1996, includes $33,600 of in-process research and development acquired and written off as part of the acquisition of SQL. In 1998, includes $9,990 of in-process research and development acquired and written off as a part of the acquisition of Insta and SIS, and other charges pursuant to a plan of re-organization and restructuring (see notes 2 and 3 of the notes to consolidated financial statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto included herein.


OVERVIEW

   Datastream was incorporated in 1986 to develop, market, sell and support software products for the industrial automation market. The Company's revenues have grown each calendar year since inception. Excluding the one-time charges related to the acquisitions of SQL and Insta, the Company has been profitable in each of the last five years and has experienced a compounded annual growth rate of 76% in revenues and 108% in earnings during that period.

   The Company offers a complete family of CMMS/EAM products to the industrial automation market. See "Business--Products." Generally these products consist of 4 major categories based on price and functionality. MaintainIt and MaintainIt Pro are off-the-shelf, entry-level solutions primarily for the low-end segment of the CMMS/EAM market. MP2 Professional provides maintenance solutions for the middle segment and MP2 Enterprise offers enterprise-wide maintenance solutions for the middle and high-end segments of the CMMS/EAM market. MP5, offers a high-end EAM solution. Datastream supports its software products with professional and support services. Through December 31, 1997, the Company recognized revenue in accordance with SOP 91-1, "Software Revenue Recognition." On January 1, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition." See note 1(c) of the notes to consolidated financial statements for additional information concerning the Company's revenue recognition policies.

   In December 1998, the Company adopted a restructuring plan pursuant to which it intends to aggressively migrate to new Web-based products to permit it to continue to compete effectively both domestically and internationally and improve operating efficiencies and customer service by consolidating research and development and certain administrative functions and eliminating redundancies in its acquired subsidiaries. The restructuring resulted in
certain one-time charges.   See "--Recent Developments."

   International revenues were $37,438,000 or 37.9% of total revenues in 1998, increasing from $25,570,000 or 36.7% in 1997, primarily as a result of the acquisitions of Insta, SIS, Datastream Pacific and Computec. The Company hedges against a defined range of movements in the exchange rates between the currencies in which it does virtually all its business. As the Company begins to accept increased payments in foreign currency, significant changes in the values of these foreign currencies relative to the United States dollar may affect the Company's financial condition and results of operations. In addition, gains and losses on currency translations could contribute to fluctuations in the Company's results of operations. See "Risk Factors -- If we fail to integrate and manage our international operations, our business could be adversely affected."

   Because the Company consummated the acquisition of SQL on the last day of fiscal 1996 and the transaction was accounted for as a purchase, SQL's results of operations for fiscal 1996 are not included in the Company's fiscal 1996 results. For 1996, SQL generated revenues of approximately $17.3 million and a net loss of approximately $5.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- If we fail to integrate an manage our international operations, our business could be adversely affected."

   Product development costs consist principally of salaries and certain other expenses related to development and modification of software products, which are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("Statement 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in Statement 86 and ends when the resulting product is available for distribution. Annual amortization of capitalized product development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated economic life of the software, which is not more than eighteen months or three years, depending on the product.

RECENT DEVELOPMENTS

   In 1998, the Company made three stock acquisitions of foreign enterprise software companies, Insta (March 1998), SIS (June 1998) and Computec (September
1998), and one asset acquisition, Datastream Pacific (July 1998), to expand its international markets and reduce the Company's reliance on outside distributors.

   Insta, a German corporation headquartered in Munich, is a leading provider of CMMS software, having previously developed a state-of-the-art enterprise system. SIS, a developer of EAM software headquartered in Singapore, specializes in vertical markets that are asset-intensive, such as the petrochemical and utilities industries. Computec is a marketer of CMMS software in Latin America. Datastream Pacific was an exclusive distributor of Datastream's products in Australia and New Zealand.

   Like many software companies, the Company experiences seasonal variations in revenues. The Company believes that its future results of operations may be subject to quarterly variations. The acquisitions of SQL, Insta, SIS, Datastream Pacific and Computec have exposed Datastream to seasonal revenue fluctuations overseas, principally slower business conditions in the first and third quarters of the year.

   At the time of the acquisitions of Insta, SIS and Computec, the Company's approach was to continue acquired product development, marketing and sales on parallel paths with the Company's products. In the fourth quarter of 1998, the Company experienced increased competition in international markets. The Company determined that continued development of some acquired product lines would divert resources that could be used to enhance the Company's ability to respond quickly to this increased competition. Additionally, the Company determined that it should aggressively move to Web-enabled products and Web-centric solutions for the CMMS/EAM market such as MP2 Enterprise version 7.0, e-MRO and MP5 to respond to rapid technological changes in the industry.

   As a result of changes described above, the Company adopted a restructuring plan in the fourth quarter of 1998 designed to (i) permit more rapid development of Web-centric products and services by consolidating and centralizing product development, services and support and (ii) centralize management control and administrative functions in recently acquired international operations to eliminate redundancies and generate cost savings. The implementation of the restructuring plan will involve, among other things, the immediate cessation of certain international product offerings and related customer services and support, and reductions in staffing in certain international offices and closings of redundant offices throughout 1999. The Company anticipates that the cessation of product offerings may inhibit international cash collection efforts and increase related collection expenses, thereby requiring increases in reserves for doubtful accounts receivables.

   The aggregate amount of $7.3 million in write-downs and write-offs of obsolete products and capitalized software and increased reserves resulting from the restructuring plan was reflected in the fourth quarter of 1998. See also note 3 to the consolidated financial statements.

   After methodology changes were set forth by the Staff at the Securities and Exchange Commission (the "Staff") in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Company voluntarily adjusted the allocation of the purchase price related to its acquisitions of Insta and SIS and the related goodwill amortization. In connection therewith, on March 1, 1999, the Company filed amended quarterly reports for each of its fiscal quarters ended March 31, June 30 and September 30, 1998 with the SEC. Although the Company believes that its original accounting treatment was in accordance with GAAP, it made the adjustments to be consistent with the new methodology set forth by the Staff.

RESULTS OF OPERATIONS

   The following tables set forth statement of operations data for the three years ended December 31, 1996, 1997 and 1998, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

                                                    YEAR ENDED DECEMBER 31,              PERCENT CHANGE
                                                    -----------------------            ------------------
                                                1996         1997         1998           96-97     97-98
                                                ----         ----         ----           -----     -----
                                               (IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)
Statement of Operations Data:
Revenues:
  Product................................... $ 14,018      $31,174      $38,226        122.4%      22.6%
  Professional services.....................   12,326       26,438       42,622        114.5       61.2
  Support...................................    6,122       12,156       17,707         98.6       45.7
                                             --------      -------      -------        -----     ------
    Total revenues..........................   32,466       69,768       98,555        114.9       41.3

Cost of revenues:
  Cost of product revenues..................    1,879        3,133        3,680         66.7       17.5
  Cost of professional
    services revenues.......................    6,729       15,160       22,402        125.3       47.8
  Cost of support revenues..................    1,095        3,838        4,730        250.5       23.3
  Write-off of capitalized software.........    1,804           --        3,944        N/M       N/M
                                             --------      -------      -------        -----     ------
    Total costs of revenues.................   11,507       22,131       34,756         92.3       57.0


Gross Profit................................   20,959       47,637       63,799        127.3       33.9

Operating expenses:
  Sales and marketing.......................    9,399       18,617       25,398         98.1       36.4
  Product development...................  ..    1,390        4,364        8,174        213.9       87.3
  General and administrative................    3,369        8,095        9,689        140.2       19.7
  Write-off of in-process research and
    development, restructuring and
    other charges...........................   33,600           --        9,990        N/M       N/M
                                             --------      -------      -------        -----     ------

  Total operating expenses..................   47,758       31,076       53,251        (34.9)      71.4
                                             --------      -------      -------        -----     ------

Operating income (loss).....................  (26,799)      16,561       10,548        161.8      (36.3)
Net other income............................    2,370          987          536        (58.4)     (45.7)
                                             --------      -------      -------        -----     ------

Income (loss) before income taxes...........  (24,429)      17,548       11,084        171.8      (36.8)

Income taxes............................        3,581      6,110    6,384   70.6      4.5
                                             --------    -------  -------  -----   ------

Net income (loss).......................     $(28,010)   $11,438  $ 4,700  140.8    (58.9)
                                             ========    =======  =======  =====   ======

Basic net income (loss) per share.......     $  (1.65)   $   .62  $   .25  137.6%   (59.8%)
                                             ========    =======  =======  =====   ======

Diluted net income (loss) per share.....     $  (1.58)   $   .59  $   .23  137.3%   (61.0%)
                                             ========    =======  =======  ======  ======

N/M - Not meaningful


                                                                                YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                        1996               1997              1998
                                                                        ----               ----              ----
Statement of Operations Data:
Revenues:
 Product......................................................         43.2%             44.7%             38.8%
 Professional services........................................         38.0              37.9              43.2
 Support......................................................         18.8              17.4              18.0
                                                                     ------             -----             -----

  Total revenues..............................................        100.0             100.0             100.0

Cost of revenues:
 Cost of product revenues.....................................          5.8               4.5               3.7
 Cost of professional services revenues.......................         20.7              21.7              22.7
 Cost of support revenues.....................................          3.4               5.5               4.8
 Write off of capitalized software............................          5.6                --               4.0
                                                                     ------             -----             -----
  Total cost of revenues......................................         35.5              31.7              35.3

Gross Profit..................................................         64.5              68.3              64.7

Operating expenses:
 Sales and marketing..........................................         28.9              26.7              25.8
 Product development..........................................          4.3               6.3               8.3
 General and administrative...................................         10.4              11.6               9.8
 Write-off of in-process research and development.............        103.5                --              10.1
                                                                     ------             -----             -----
  Total operating expenses....................................        147.1              44.6              54.0

Operating income (loss).......................................        (82.6)             23.7              10.7
Net other income..............................................          7.3               1.4               0.5
                                                                     ------             -----             -----

Income (loss) before income taxes.............................        (75.3)             25.1              11.2
Income taxes..................................................         11.0               8.7               6.5
                                                                     ------             -----             -----

Net income (loss).............................................       (86.3)%             16.4%              4.8%
                                                                     ======             =====             =====

1998 COMPARED TO 1997 AND 1997 COMPARED TO 1996

   TOTAL REVENUES. Total revenues for 1998 increased 41.3% to approximately $98.6 million from approximately $69.8 million in 1997, due principally to (i) the continued acceptance of the Company's products in the global industrial automation market, (ii) expansion of the Company's sales, marketing, professional and technical support service organizations, (iii) the acquisitions of Insta on March 31, 1998, SIS on June 16, 1998, Datastream Pacific on July 13, 1998 and Computec on September 2, 1998, (iv) the introduction of new products including MP2 v5.0 for Access and Weblink in March of 1998, and PagerLink, MP2 v6.0 for Oracle and MP5 v5.4 in June 1998, followed by translated language versions. The revenue growth is comprised of a 27.8% increase in Datastream's revenues and a 13.5% increase attributable to the international acquisitions.

   Total revenues for 1997 increased 114.9% to approximately $69.8 million from approximately $32.5 million in 1996, due principally to the (i) acquisition of SQL on December 31, 1996, (ii) introduction of foreign language versions of Datastream's MP2 Professional and MaintainIt Pro in Europe through the SQL channels, (iii) continued acceptance of the Company's products in the global industrial automation market, (iv) expansion of the Company's sales, marketing professional and technical support service organizations, (v) introduction of MP2 Enterprise in March 1997, followed by translated versions catering to several European languages and (vi) introduction of MP2 Messenger in late 1996. The total growth in revenues of 114.9% is comprised of a 49.9% increase in Datastream's revenues, and 36.0% attributable to the acquisition of SQL and a 29.0% growth in SQL's revenues for fiscal 1997.

   International revenues were approximately $37.4 million, or 37.9% of total revenues in 1998, compared to $25.6 million, or 36.7% of total revenues in 1997, compared to approximately $4.4 million, or 13.4% of total revenues, in 1996.

   Product revenues increased 22.6% to approximately $38.2 million in 1998 from approximately $31.2 million in 1997, and 122.4% to approximately $31.2 million in 1997 from approximately $14.0 million in 1996. These increases are due to expansion of the number of software products being sold, growth in the number of software units sold, and an increase in the average selling price of the systems sold. As a percentage of revenues, revenues from software products decreased to 38.8% in 1998 from 44.7% in 1997 and increased to 44.7% in 1997 from 43.2% in 1996.

   Professional service revenues increased 61.2% to approximately $42.6 million in 1998 from approximately $26.4 million in 1997 and 114.5% to approximately $26.4 million in 1997 from approximately $12.3 million in 1996. These increases generally reflect the impact of the acquisitions of SQL, Insta, SIS, Datastream Pacific and Computec, and increased installation, training and integration services provided to support increased product sales. As a percentage of revenues, revenues from professional services increased to 43.2% in 1998 from 37.9% in 1997 and decreased slightly to 37.9% in 1997 from 38.0% in 1996.

   Technical support service revenues increased 45.7% to approximately $17.7 million in 1998 from approximately $12.2 million in 1997, and 98.6% to approximately $12.2 million in 1997 from approximately $6.1 million in 1996. These increases reflect the impact of the acquisitions of SQL, Insta, SIS, Datastream Pacific and Computec, and an increase in the type and variety of services provided to a larger installed customer base. As a percentage of total revenues, revenues from technical support services increased to 18.0% in 1998 from 17.4% in 1997 and 18.8% in 1996.

   COST OF REVENUES. Cost of product revenues as a percentage of total revenues decreased to 3.7% in 1998 from 4.5% in 1997 and decreased to 4.5% in 1997 from 5.8% in 1996. The decrease as a percentage of revenues in 1998 from 1997 and 1996 principally reflects decreased amortization of capitalized software costs as a percentage of product costs, decreased costs associated with printing and replication of the Company's software products, and volume discounts realized on shipping costs.

   Cost of professional services increased as a percentage of total revenues to 22.7% in 1998 from 21.7% in 1997 and 20.7% in 1996. The increase as a percentage of revenues in 1998 from 1997 was due primarily to the acquisition of Insta, SIS and Computec which generally experience lower utilization of professional services people. The increase as a percentage of revenues in 1997 from 1996 was due primarily to the acquisition of SQL which experiences lower utilization of professional service personnel during the first and third quarters resulting from seasonal business cycles in Europe.

   Cost of technical support services as a percentage of total revenues was 4.8%, 5.5%, and 3.4% in 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 as a percentage of revenues reflects savings realized upon consolidation of worldwide support activities in Greenville, SC during 1998. The increase from 1996 to 1997 as a percentage of revenues reflected the impact of the acquisition of SQL which sells larger contracts containing a larger component of technical support service cost.

   Cost of revenue in 1998 included one-time charges totaling $3.9 million, including a $600,000 write-off of capitalized software rendered obsolete as a result of the acquisition of Insta, and a $3.3 million write-off of acquired and capitalized software rendered obsolete by management's decision in the fourth quarter of 1998 to focus future software development on Internet-based software pursuant to its restructuring plan. Cost of revenue in 1996 included a one-time

$1.8 million write-off of capitalized software which became obsolete as a result of the acquisition of SQL. No such charges against income were taken in 1997. See note 1(i) to the consolidated financial statements.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses for 1998 increased 36.4% to approximately $25.4 million from approximately $18.6 million in 1997, and increased 98.1% to approximately $18.6 million from approximately $9.4 million in 1996. As a percentage of total revenues, these expenses were 25.8% in 1998, 26.7% in 1997 and 28.9% in 1996. The decrease as a percentage of revenues in 1998 from 1997 and 1996 was due primarily to increased productivity of the sales and marketing staff combined with increased market acceptance of the Company's products.

   PRODUCT DEVELOPMENT EXPENSES. Total expenditures on product development, including capitalized expenses, increased to approximately $11.8 million in 1998 from approximately $6.7 million in 1997 and from approximately $4.0 million in 1996. The increases were primarily due to the hiring of additional employees and third party consultants to work on the Company's file server, client/server, MaintainIt/Pro and foreign language products. The Company capitalized software expense of approximately $3.7 million, $2.3 million and $2.6 million, respectively, in 1998, 1997 and 1996, which represented 30.9%, 34.8% and 65.0% of total expenditures for product development in the respective periods. Capitalization of software expense is expected to decrease as a percentage of total development expense in 1999. Net product development expenditures were approximately $8.2 million, $4.4 million and $1.4 million in 1998, 1997 and 1996, respectively. Net product development expenses as a percentage of revenues were 8.3%, 6.3% and 4.3% in 1998, 1997 and 1996, respectively. Amortization of capitalized product development costs is charged to cost of product sales and totaled approximately $1.6 million, $1.5 million and $0.5 million in 1998, 1997 and 1996, respectively. Management believes that these capitalized software assets will be recoverable out of future product sales.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the cost of the Company's finance, human resources and information services. General and administrative expenses increased 19.7% to approximately $9.7 million in 1998 from approximately $8.1 million in 1997, and 140.2% to approximately $8.1 million in 1997 from approximately $3.4 million in 1996, due primarily to the acquisitions of Insta, SIS, Datastream Pacific and Computec which historically spent more on general and administrative categories, and increased administrative personnel required to support the Company's growth, increased reserves and increased expenses associated with being a public company. As a percentage of total revenues, general and administrative expenses were 9.8% in 1998, 11.6% in 1997 and 10.4% in 1996.

   WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS, RESTRUCTURING AND OTHER CHARGES. The Company expensed $3.5 million of in-process research and development acquired as part of the acquisitions of Insta, SIS and Computec in the amount of $2.1 million, $1.1 million and $373,000, respectively. In July 1998, the Company withdrew its proposed offering of Common Stock and wrote off the related capitalized costs of $231,000, which is included with the other charges. The Company expensed $2.2 million in 1998 related to the discontinuance of the Company's indirect sales model. The Company also adopted a restructuring plan in December 1998 pursuant to which it intends to aggressively develop Internet-based software products, consolidate product development, customer support and administrative services and eliminate redundancies in its acquired international subsidiaries. As a result, the Company expensed $4.0 million related to the restructuring in the fourth quarter of 1998. See "--Recent Developments" and note 3 to the consolidated financial statements.

   OTHER INCOME/EXPENSE. Other income decreased to $0.5 million in 1998 from approximately $1.4 million in 1997 and $2.4 million in 1996. The decreases from 1996 to 1997 and 1998 was primarily due to lower interest earned on smaller investment balances which resulted after remitting the cash portion of the purchases of SQL, Insta, SIS, Datastream Pacific and Computec to their respective shareholders.

   INCOME TAXES. The Company's effective income tax rate for 1998 increased to 38.8% from 34.8% in 1997, primarily due to the fact taxable operating profits were earned in each of the foreign countries in which the company operated subsidiaries during all or part of 1998. The Company's effective tax rate for 1997 increased to 34.8% from (14.6%) in 1996, primarily due to the tax treatment of the SQL acquisition and related costs. Without the effect of the acquisition, the Company's effective tax rate for 1996 would have been 36.5% and the decrease from 1996 to 1997 could be attributed principally to increased product development tax credits.

   NET INCOME (LOSS). The Company's net income decreased (58.9%) in 1998 to approximately $4.7 million or $.25 basic earnings per share ($.23 diluted earnings per share) from a profit of approximately $11.4 million in 1997 or $.62 basic earnings per share ($.59 diluted earnings per share), and increased 140.8% in 1997 to a profit of approximately $11.4 million or $.62 basic earnings per share ($.59 diluted earnings per share), from a loss of approximately $(28.0) million, or $(1.65) basic earnings per share ($(1.65) diluted earnings per share) in 1996. The decrease in net income is due to the impact of the write-offs incurred upon the acquisitions of Insta, SIS, Datastream Pacific and Computec, offset in part by improved profitability of the former SQL Group, B.V. and internal growth of revenues during 1998. The loss in 1996 is directly attributable to the one-time write-off of costs associated with the acquisition of SQL. Before accounting for the one time charges associated with the acquisitions, the Company's net income increased 33.9% to $15.3 million in 1998 from $11.4 million in 1997, and increased 61% to $11.4 from $7.1 million in 1996.


QUARTERLY RESULTS

   GENERAL. Many software companies experience seasonal variations in revenues. While historically the Company has demonstrated revenue growth over the prior year, sequential revenue growth is stronger in the second and fourth fiscal quarters than that experienced in the first and third quarters. The Company believes that its future results of operations may be subject to similar quarterly variations. The acquisitions of SQL, Insta, SIS, Datastream Pacific and Computec have exposed the Company to seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year. Datastream has historically experienced an increase in service revenues in the second quarter during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in May 1999.

   The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended
December 31, 1998. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

                                                                  QUARTER ENDED
                                  -----------------------------------------------------------------------------
                                                   1997                                  1998
                                  -------------------------------------   -------------------------------------
                                      MARCH     JUNE    SEPT.     DEC.      MARCH     JUNE    SEPT.     DEC.
                                        31,      30,      30,      31,        31,      30,      30,      31,
Revenues:
   Product.......................   $ 6,148  $ 6,851  $ 8,195  $ 9,980    $ 7,365  $ 9,332  $ 9,401  $12,128
   Professional services.........     5,783    6,909    6,187    7,559      8,956    9,832   11,169   12,665
   Support.......................     2,751    3,054    3,018    3,333      3,808    4,278    4,591    5,029
                                    -------  -------  -------  -------    -------  -------  -------  -------
      Total revenues.............    14,682   16,814   17,400   20,872     20,129   23,442   25,161   29,822
Cost of revenues:
   Cost of product revenues......       844      695      746      848        776      772    1,044    1,087
Cost of professional services
      revenues...................     3,530    3,712    3,738    4,180      4,145    5,221    5,972    7,064
   Cost of support revenues......       687    1,090    1,134      927        930    1,214    1,156    1,431
   Write-off of capitalized
      software...................        --       --       --       --        598       --       --    3,346
                                    -------  -------  -------  -------    -------  -------  -------  -------
   Total cost of revenues........     5,061    5,497    5,618    5,955      6,449    7,207    8,172   12,928
                                    -------  -------  -------  -------    -------  -------  -------  -------
Gross profit.....................     9,621   11,317   11,782   14,917     13,680   16,235   16,989   16,894
Operating expenses:
   Sales and marketing...........     4,273    4,694    4,605    5,045      5,549    6,492    6,326    7,030
   Product development...........       834    1,036    1,180    1,314      1,522    1,961    1,855    2,836
   General and administrative....     2,236    1,773    1,522    2,564      2,030    2,015    2,294    3,350
   Write off of in-process
      research and development,
      restructuring and other
      charges....................        --       --       --       --      2,057    1,360    1,104    5,469
                                    -------  -------  -------  -------    -------  -------  -------  -------
Total operating expenses.........     7,343    7,503    7,307    8,923     11,158   11,828   11,579   18,685
                                    -------  -------  -------  -------    -------  -------  -------  -------

Operating income (loss)..........     2,278    3,814    4,475    5,994      2,522    4,407    5,410   (1,791)
Net other income.................       208      282      249      248        253      203       49       31
                                    -------  -------  -------  -------    -------  -------  -------  -------
Income (loss) before income
      taxes......................     2,486    4,096    4,724    6,242      2,775    4,610    5,459   (1,760)
Income taxes.....................       508    1,495    1,748    2,359      2,064    2,358    2,625     (664)
                                    -------  -------  -------  -------    -------  -------  -------  -------

Net income (loss)................   $ 1,978  $ 2,601  $ 2,976  $ 3,883    $   711  $ 2,252  $ 2,834  $(1,096)
                                    =======  =======  =======  =======    =======  =======  =======  =======

Basic net income (loss)
      per share..................   $   .11     $.14     $.16     $.21       $.04     $.12     $.15    $(.06)
                                    =======  =======  =======  =======    =======  =======  =======  =======

Diluted net income (loss)
      per share..................   $   .11     $.14     $.15     $.19       $.03     $.11     $.14    $(.06)
                                    =======  =======  =======  =======    =======  =======  =======  =======

   The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company's results of operations for each of the eight quarters through the quarter ended December 31, 1998.

                                                              QUARTER ENDED
                                  --------------------------------------------------------------------
                                                 1997                              1998
                                  --------------------------------  ----------------------------------
                                    MARCH    JUNE   SEPT.    DEC.     MARCH    JUNE    SEPT.    DEC.
                                      31,     30,     30,     31,       31,     30,      30,     31,
Revenues:
    Product......................    41.9%   40.7%   47.1%   47.8%     36.6%   39.8%    37.4%   40.7%
    Professional services........    39.4    41.1    35.6    36.2      44.5    41.9     44.4    42.5
    Support......................    18.7    18.2    17.3    16.0      18.9    18.3     18.2    16.9
                                    -----   -----   -----   -----     -----   -----   ------   -----
       Total revenues............   100.0   100.0   100.0   100.0     100.0   100.0    100.0   100.0
Cost of revenues:
    Cost of product revenues.....     5.7     4.1     4.3     4.1       3.9     3.3      4.2     3.6
Cost of professional services
      revenues...................    24.0    22.1    21.5    20.0      20.6    22.3     23.7    23.7
    Cost of support revenues.....     4.7     6.5     6.5     4.4       4.6     5.2      4.6     4.8
    Write-off of capitalized
       software..................      --      --      --      --       3.0      --       --    11.2
                                    -----   -----   -----   -----     -----   -----   ------   -----

    Total cost of revenues.......    34.5    32.7    32.3    28.5      32.0    30.7     32.5    43.4
                                    -----   -----   -----   -----     -----   -----   ------   -----
Gross profit.....................    65.5    67.3    67.7    71.5      68.0    69.3     67.5    56.6
Operating expenses:
    Sales and marketing..........    29.1    27.9    26.5    24.2      27.6    27.7     25.1    23.6
    Product development..........     5.7     6.2     6.8     6.3       7.6     8.4      7.4     9.5
    General and administrative...    15.2    10.5     8.7    12.3      10.1     8.6      9.1    11.2
    Write-off of in-process
       research and development,
       restructuring and other
       charges...................      --      --      --      --      10.2     5.8      4.4    18.3
                                    -----   -----   -----   -----     -----   -----   ------   -----

Total operating expenses.........    50.0    44.6    42.0    42.8      55.4    50.5     46.0    62.7
                                    -----   -----   -----   -----     -----   -----   ------   -----
Operating income (loss)..........    15.5    22.7    25.7    28.7      12.5    18.8     21.5    (6.0)
Net other income.................     1.4     1.7     1.4     1.2       1.3     0.9      0.2     .01
                                    -----   -----   -----   -----     -----   -----   ------   -----
Income (loss) before income
      taxes......................    16.9    24.4    27.1    29.9      13.8    19.7     21.7    (5.9)
Income taxes.....................     3.5     8.9    10.0    11.3      10.3    10.1     10.4    (2.2)
                                    -----   -----   -----   -----     -----   -----   ------   -----

Net income (loss)................    13.5%   15.5%   17.1%   18.6%      3.5%    9.6%  11.3%1   (3.7)%
                                    =====   =====   =====   =====     =====   =====   ======   =====

LIQUIDITY AND CAPITAL RESOURCES

   The Company has funded its activities entirely from cash generated from operations. The Company ended 1998 with $6,739,209 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

   In July 1997, the Company made a $2 million investment in Distinction Software, Inc. ("Distinction"). This investment represents less than 20% of the outstanding capital stock of Distinction. In October 1998, Distinction and PeopleSoft entered into an agreement whereby, pursuant to the satisfactory delivery of interim software development and revenue targets, PeopleSoft agreed to purchase Distinction on or about October 15, 1999, subject to certain contingencies and purchase price adjustments.

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

   The acquisition of certain assets of Datastream Pacific was completed on July 13, 1998 for $600,000, consisting of $300,000 in cash and $300,000 (13,274 shares) in Common Stock issued pursuant to Regulation S.

   The acquisition of Computec was completed on September 2, 1998 for $2.6 million, consisting of $1,766,138 in cash and $834,000 (44,304 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 44,304 shares of Common Stock, and assumed certain of Computec's outstanding liabilities.

   The Company's principal commitments as of December 31, 1998, consisted primarily of long term debt assumed in the acquisitions, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.


RECENT ACCOUNTING PRONOUNCEMENTS.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt this standard in the first quarter of 2000.
The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.


YEAR 2000

   DATASTREAM DESIGNATES ALL STATEMENTS MADE BY IT IN THIS ANNUAL REPORT REGARDING ITS YEAR 2000 EFFORTS AS "YEAR 2000 READINESS DISCLOSURES." SUCH DISCLOSURES ARE MADE PURSUANT TO THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

   Many currently installed computer systems and software products are coded to accept only a two-digit format in the date field. These date code fields will need to accept a four-digit format to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. To address the Year 2000 issue, the Company has organized a Year 2000 Committee with the responsibility of determining the Company's Year 2000 readiness, as well as the Year 2000 readiness of third parties on which the Company relies, including suppliers and vendors. The Committee includes the Company's directors of development and corporate systems, product managers, and representatives from the Company's financial, legal and technical support areas. The Committee has focused its efforts on both internal operating and information systems ("Internal Systems") and the Company's products.

   The Committee is responsible for (i) identifying and collecting data on all Internal Systems, (ii) determining which Internal Systems need corrective action, (iii) modifying, upgrading or replacing those systems and conducting follow-up testing, and (iv) establishing related contingency plans where necessary. The Committee has identified all Internal Systems that may have Year 2000 issues, has contacted the manufacturers of those systems to determine whether they are Year 2000 ready, and has assessed the cost and timing of achieving readiness. Based on information received from substantially all of the manufacturers, the Committee anticipates that corrective actions for the Company's Internal Systems that are critical to its ongoing operations will be completed and tested by the end of the second quarter of 1999. The Committee intends to complete contingency planning for Internal Systems (if any) that may not be Year 2000 ready during the second and third quarters of 1999. The Company expects its contingency plans to include, among other things, manual work arounds for software and hardware failures, as well as substitution of systems, suppliers and/or vendors, if necessary.

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

   To date, the Company has not incurred expenses in excess of $300,000 in its Year 2000 efforts in connection with both Internal Systems and products. The Company estimates that total costs associated with corrective actions taken with respect to its Internal Systems and product upgrades will be immaterial.

   Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its Internal Systems and products for the year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its Internal Systems, which are composed of third party software, and third party hardware that contain embedded technology. Although the Company does not anticipate that it will experience any disruptions in its supplier or vendor relationships due to Year 2000 issues, it is not currently possible to predict whether failure of infrastructure services provided by third parties, such as electricity, phone service and Internet services will have a material adverse effect on the Company's business, operating results and financial condition.

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


NEW EUROPEAN CURRENCY

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the Euro, a new European currency, and adopted the Euro as their common legal currency (the "Euro Conversion"). Either the Euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the Euro will be accepted.

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


RISK FACTORS

   The terms "we," "our," "us" or similar terms used in this section refers to Datastream Systems, Inc. and its subsidiaries.

WE FACE RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE AND IN OUR TRANSITION TO WEB-BASED PRODUCTS.

   The CMMS/EAM market is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends greatly on our ability to enhance certain of our existing products. Our success also depends on our ability to develop and introduce, on a timely and cost-effective basis, new products and product features to meet our customers' changing needs and emerging industry standards, particularly involving the Internet. Industry standards for product development in the CMMS/EAM market are still evolving and we will have to modify our products or develop and support new versions of our products. Our ability to successfully develop such products and versions will require high levels of innovation, as well as an accurate anticipation of technological and market trends. We cannot assure you that we will be able to successfully identify, develop, manufacture and market new products or product enhancements that comply with evolving industry standards or achieve market acceptance. If new technologies or the emergence of new industry standards that we have not anticipated render existing products as well as products in development obsolete or unmarketable, it could have a material adverse effect on our business, financial condition or results of operations.

   Our software products may also contain undetected errors or bugs when first introduced or as new versions are released. Our software products or media may also contain undetected viruses. Further, software we license from third parties and incorporate into our products may contain errors, bugs or viruses. Errors, bugs or viruses may cause a loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Any such defects and errors could cause adverse customer reactions, negative publicity regarding our business and our products, harm to our reputation, loss of or delay in market acceptance, loss of revenue or required product changes, any of which could materially adversely affect our business, financial condition and results of operations.

OUR NEW PRODUCT STRATEGY DEPENDS ON THE CONTINUED ACCEPTANCE OF THE INTERNET FOR BUSINESS TRANSACTIONS.

   The development of the Internet as a medium for business to business transactions is still in a formative stage. As we continue to develop and market Web-based products, our success will increasingly depend on the continued use and development of the Internet as a tool for the transaction of business. The Internet could be limited in its viability or its usage could decline due to many factors, including delays in the development of Internet infrastructure, disruptions due to the inability of computer systems to recognize the year 2000 or changes or increases in government regulation. We cannot assure you that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained.

   We have also begun to provide a software enhancement that will enable certain of our customers to direct MRO procurement to a select group of MRO suppliers via the Internet through our e-MRO product. The success of our e-MRO initiative will depend on:

   . our ability to introduce and install the e-MRO product effectively throughout our customer base;

   . our ability to attract and retain high quality national and international MRO suppliers that cover comprehensively our customers' MRO procurement needs; and

   . our ability to compete effectively with both traditional and Internet-based MRO procurement alternatives now available or that may become available to our customers in the future.


OUR SUCCESS IS SUBSTANTIALLY DEPENDENT ON CERTAIN STRATEGIC RELATIONSHIPS.

   A principal element of our strategy is the establishment and maintenance of strategic marketing alliances or other similar collaborative relationships with other companies. We have established and intend to continue creating technology and marketing alliances with leading ERP vendors, ERP systems integrators and MRO suppliers to create new distribution channels for, and enhance the capabilities of, our products. Certain of our competitors at the high-end segment of the market have already established such alliances with ERP vendors, which could limit ERP vendors' interests in creating alliances with us. We cannot assure you that we will be able to negotiate such additional strategic relationships, that such additional relationships will be available to us on acceptable terms or that any such relationships, if established, will be commercially successful. If we fail to do so, it could have a material adverse effect on our business, financial condition and results of operations.

   The success of our e-MRO product is substantially dependent upon our strategic partnerships with certain MRO parts suppliers. We have signed strategic supplier agreements with Applied Industrial Technologies, Inc., Fastenal Company and WESCO Distribution, Inc. We formed these existing relationships recently, and they have not yet produced significant revenues. We view these strategic relationships as a key factor in our overall business strategy. However, our strategic partners may not view their relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers' MRO procurement in the future. Therefore, we cannot assure you that these relationships will be successful. We also cannot assure you that we will be able to establish new agreements or that these agreements can be renewed on commercially acceptable terms.

   We also rely on third parties that supply us with certain technology that is crucial to our success. As we continue to introduce new products that incorporate new technologies, we may license additional technology from those third parties or others. We cannot assure you that those third parties will continue to develop new versions of products in a timely manner or that third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions.

THE MARKET FOR CMMS/EAM CONTINUES TO BE HIGHLY COMPETITIVE.

   The current market for CMMS/EAM is both fragmented and highly competitive. We expect competition to intensify as new companies enter the market and existing ones, including ERP companies, expand their product lines. We have entered into the high-end segment of the market through both our introduction of an internally developed client/server product line and through our acquisitions of SQL, Insta, SIS and Computec. We expect to face increased competition in all segments of the CMMS/EAM market and across all product lines in the future. Our future performance is partially dependent upon our ability to respond to technological changes, evolving standards and our competitors' innovations. Certain competitors, including ERP companies, have greater financial, marketing, technical, service and support resources than us. Also, we are likely to experience a significant amount of competition in connection with our continued development and release of Web-based products. We cannot assure you that we will be able to successfully compete against current and future competitors. If we fail to compete successfully, our business, financial condition and results of operations could suffer a material adverse effect.

OUR SUCCESS IS HIGHLY DEPENDENT UPON OUR PROPRIETARY TECHNOLOGY.

   Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect our proprietary technology. We generally enter into confidentiality and/or license agreements with our employees, distributors and strategic partners as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we have taken in this regard, however, will be adequate to deter misappropriation or independent third party development of our technology. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to our current or future products. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation, diversion of management's attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation also could have a material adverse effect on our business, financial condition and results of operations. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, which could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO INTEGRATE AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

   In 1998 we acquired Insta, SIS, Datastream Pacific and Computec and are in the process of integrating those international operations. If we fail to successfully integrate these businesses in a timely manner, our business, financial condition and results of operations could suffer a material adverse effect. These and any future acquisitions involve a number of special risks, including the diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

   Our business, and our ability to maintain and expand our operations internationally, are subject to the risks inherent in international business activities, including, in particular:

   .  greater difficulty in safeguarding our intellectual property;

   .  general economic and political conditions in each country;

   .  foreign currency exchange rate fluctuations;

   .  overlap of different tax structures;

   .  longer accounts receivable payment cycles in certain countries;

   . difficulty in staffing and managing an organization spread over various countries;

   .  unexpected changes in regulatory requirements; and

   .  compliance with a variety of foreign laws and regulations.


   Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates. Any of the foregoing factors could have a material adverse effect on our ability to expand our international operations which could materially and adversely affect our business, financial condition and results of operations. In addition, we must continue to translate our software into more foreign languages. To the extent that we are unable to accomplish such translations in a timely manner, our ability to further penetrate international markets would be adversely affected. In addition, our deeper exposure to international markets opens new areas with which we are not familiar and places us in competition with new vendors. We cannot assure you that we will be successful in our efforts to compete in these international markets.

   Further, we conduct virtually all of our business in US dollars, Dutch guilders, French francs, German marks, British pounds, Singapore dollars and Argentinean Pesos. We hedge exchange rate movements on either side of a locked-in spot rate for movements within a defined range on the dollar-pound rate and the dollar-Euro rate.

Changes in the value of these currencies relative to the dollar beyond the ranges we hedge could affect our financial condition and results of operations, and gains and losses on currency translations could contribute to fluctuations in our results of operations.


IF WE ARE NOT SUCCESSFUL IN IMPLEMENTING OUR RESTRUCTURING PLAN, OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

   We expect to continue to spend substantial financial and other resources on developing and introducing new product offerings, and expanding our sales and marketing efforts, strategic relationships and operating infrastructure. In the fourth quarter of 1998, we implemented a restructuring plan pursuant to which we intend to aggressively develop new Web-based software products. Components of our restructuring include consolidating research and development and certain administrative functions and eliminating redundancies in our acquired subsidiaries. Our goal in implementing the plan is to continue to compete effectively both domestically and internationally and to achieve sales growth and improve operating efficiencies and customer service. If we are not successful in implementing our restructuring plan, our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. If that happens and our revenues do not correspondingly increase, our operating results and financial condition could be negatively affected.


MANY FACTORS MAY AFFECT OUR OPERATING RESULTS, INCLUDING SEASONALITY, AND THESE COULD CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.


   Traditionally we have operated with very little backlog, and a significant portion of our revenues in any quarter have been the result of a large number of relatively small orders received during a period. Accordingly, we have experienced fluctuations in the number of overall orders in any given period, which in turn has been influenced by the overall level of economic and industrial activity. We establish our expense levels based in part on our expectations as to future net sales. A substantial portion of our operating expenses, particularly personnel and facilities costs, are relatively fixed in advance of any particular quarter. As a result, any unexpected decline in revenue is likely to adversely affect our operating results and net income. In addition, our acquisitions of SQL, Insta, SIS and Computec have given us access to the market for high-end maintenance software solutions, which generally has larger transaction sizes, which take longer to implement and often result in a longer sales process. The seasonality of our international operations may result in fluctuations in our quarterly results. If our revenues in any given quarter are below expectations due to any of the aforementioned influences, our results of operations may be materially adversely affected, which in turn could materially adversely affect the market price of our Common Stock. We cannot assure you that we will be able to maintain profitability in the future on a quarterly or annual basis.


WE MUST RETAIN KEY EMPLOYEES AND RECRUIT QUALIFIED TECHNICAL AND SALES PERSONNEL IN ORDER TO REMAIN SUCCESSFUL.

   Our continued success depends on the services of several of our key executive, sales and marketing and technical employees. The loss of the services of these personnel, particularly those of Larry G. Blackwell, our founder, Chairman, Chief Executive Officer and President, or our inability to attract and retain other qualified management, sales and marketing and technical employees, could have a material adverse effect on our business and results of operations. We do not maintain any key-man life insurance policy with respect to Mr. Blackwell.

   Our success also depends in part on our ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. Our complex technology generally requires a significant level of expertise to effectively develop and market our products and services and to perform our custom application development services. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. We believe that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. We compete for such personnel with companies in the software, telecommunications and other industries, many of which have greater resources than us. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in technical personnel. We cannot assure you that we will be successful in attracting and retaining the technical personnel required to continue to conduct and expand our operations successfully. Our business, financial condition and results of operations could be materially adversely affected if we were unable to attract, hire, train, retain and motivate qualified technical and sales personnel.

OUR STOCK PRICE HAS FLUCTUATED SUBSTANTIALLY SINCE OUR INITIAL PUBLIC OFFERING AND MAY CONTINUE TO DO SO.

   The market price of our Common Stock has fluctuated substantially since our initial public offering in April 1995. The Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, the overall economy and the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

IF WE DO NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES, WE MAY INCUR SIGNIFICANT COSTS AND OUR BUSINESS COULD SUFFER.

   Many currently installed computer systems and software products are coded to accept only a two-digit format in the date field. These date code fields will need to accept a four-digit format to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

   We have already identified our internal systems that may have Year 2000 issues. We have contacted the manufacturers of suspect systems and believe that we can finish correcting and testing problem systems by the end of June 1999.
We also believe that the current versions of our products are Year 2000 compliant. However, some of our customers may still be running earlier versions of our products that are not Year 2000 compliant. Although we do not currently believe that we will experience material disruptions in our business associated with preparing our internal systems and products for the year 2000, we cannot assure you that we will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology we use in our internal systems, which are composed of third party software, and
third party hardware that contain embedded technology.   We also cannot assure
you that our products will have all of the features and functionality that customers, distributors, resellers and systems integrators will consider necessary for Year 2000 compliance. Also, our products are being increasingly installed as a part of integrated systems used by our customers. These integrated systems may not be Year 2000 compliant. If we are included in any Year 2000 claims by our customers or the customers of systems integrators, whether or not such claims have merit, it could materially adversely affect our business, operating results and financial conditions. Although we do not anticipate that we will experience any disruptions in our supplier or vendor relationships due to Year 2000 issues, we cannot currently predict whether failure of infrastructure services provided by third parties will have a material effect on our business, operating results and financial condition.

WE MAY FACE CERTAIN RISKS IN CONNECTION WITH THE CONVERSION TO THE EURO.

   On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. Either the Euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2000, from which date forward only the Euro will be accepted. The Company has a significant number of customers located in European Union countries participating in the conversion to the Euro. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The Euro conversion may also have competitive implications for our pricing and marketing strategies, which could be material in nature; however, we cannot accurately predict any such impact at this time. We have also begun to analyze which of our internal systems (such as payroll, accounting and financial reporting) will need to be modified to deal with the Euro conversion.

   Although we do not currently expect the cost of product development and modifications necessitated by the Euro conversion to have a material effect on our results of operations or financial condition, we cannot assure you that we will be able to foresee and correct all potential problems related to the Euro conversion, or that we will not experience a material disruption in our business due to the conversion to the Euro.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates. The following describes the nature of such risks.

   FOREIGN CURRENCY EXCHANGE RATE RISK. The Company's foreign currency revenues continue to grow. In 1998, revenue generated outside the United States accounted for approximately 38% of total revenue. Significant revenues (i.e., greater than 5% of total revenues) were derived in France, the United Kingdom and The Netherlands, with the balance derived primarily from the six remaining countries (Germany, Mexico, Argentina, Singapore, Australia and China) in which the Company maintains Subsidiary or branch operations. Virtually all of the Company's foreign sales were denominated in the currencies of the local country. As such the Company's reported profits and cash flows are exposed to changing exchange rates. Historically, exchange rate exposure has been minimal, however, management believes it is prudent to reduce the risk associated with fluctuations in the value of the US dollar in the foreign exchange markets.

   In 1998, the Company deployed an average rate range forward or "collared" hedge to protect against major fluctuations in the UK pound sterling and the Dutch guilder. Under this contract, the Company absorbed the risk of currency gains or losses within a range of movement approximately 5% up or down, but was protected against currency losses greater than 5% by a hedge derivative obtained through First Union National Bank. Currency gains greater than 5% were remitted to First Union. Gains and losses under this contract were immaterial in 1998. A similar contract was deployed in January 1999 to protect against major fluctuations in the UK pound sterling and European "Euro."

   The balance of the currencies in which the Company generates foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure. Local currency revenues generated by the Company's foreign subsidiaries are used to pay local currency expenses. At any point in time, the Company's foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables. For the most part, gains or loses arise from translation and as such do not significantly affect net income. At December 31, 1998, cash denominated in foreign currencies was $3.1 million.

   INTEREST RATE RISK. The Company is subject to market risk exposure related to changes in interest rates. The Company has in place two revolving bank credit facilities, one for $5 million which bears interest at a pre-agreed percentage spread from LIBOR (London Interbank Rate) and the second for Dfl 1 million which bears interest at a pre-agreed spread from AIBOR (Amsterdam Interbank Rate). The interest rate risk posed by borrowings under these facilities is low because the amount of debt historically has been small in relation to annual cash flow. While changes in the interbank rates would affect the cost of funds borrowed in the future, the Company believes the effect of changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary financial information required by this item are filed as part of this Annual Report on pages F-1 through F-27 and pages S-1 through S-2 immediately preceding the signature page to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The executive officers and directors of the Company and their ages as of March 18, 1999, are as follows:

                NAME                          AGE      POSITION
                ----                          ---      --------
Larry G. Blackwell..........................   58      Chairman of the Board, President and Chief Executive Officer
Daniel H. Christie..........................   45      Chief Financial Officer and Corporate Secretary
John M. Sterling, III.......................   37      Vice President of International
John Fury Christ............................   43      Vice President of Development and Chief Technology Officer
Richard T. Brock/(1)/.......................   51      Director
Ira D. Cohen/(2)/...........................   47      Director
John M. Sterling, Jr. /(1)(2)/..............   61      Director
Kenneth D. Tracy/(1)(2)/....................   56      Director

_______________
/(1)/ Member of Compensation Committee.

/(2)/ Member of Audit Committee.


DIRECTOR NOMINEES BIOGRAPHICAL INFORMATION

   Set forth below is certain biographical information furnished to the Company by its directors, including Larry G. Blackwell and John M. Sterling, Jr., the director nominees for the Company's Class III directorships. Messrs. Blackwell and Sterling are proposed for election at the Company's 1999 Annual Meeting of Stockholders (presently scheduled to be held June 11, 1999) to serve a term expiring in the year 2002. Messrs. Blackwell and Sterling currently serve as directors of the Company.

LARRY G. BLACKWELL
AGE:  58
CLASS III DIRECTOR - TERM EXPIRES 1999

   Dr. Blackwell, the founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company from its inception in 1986. Prior to founding the Company, he was President of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell holds a B.S. degree in Engineering from the University of Mississippi, a Master of Science degree from the Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and was named Inc. magazine's 1994 "Entrepreneur of the Year" in the Master Entrepreneur category for the State of South Carolina. Dr. Blackwell has been a member of the Board of Directors of HomeGold Financial, Inc. (formerly Emergent Group, Inc.) since 1997.

JOHN M. STERLING, JR.
AGE:  61
CLASS III DIRECTOR - TERM EXPIRES 1999

   Mr. Sterling has served as a director of the Company since February 1986. He has also served as the Chairman of the Board of Directors and Chief Executive Officer of HomeGold Financial, Inc. since December 1990 and served as President of Emergent Group from December 1990 to August 1996. Mr. Sterling has also served as President of Palmetto Seed Capital Corp. from September 1993 to October 1998 and served as a General Partner of Reedy River Ventures Limited Partnership from 1981 until August 1995. Reedy River provided venture capital financing to the Company to fund its early development, and Mr. Sterling originally served on the Board of Directors of the Company pursuant to that relationship. Mr. Sterling is the father of John M. Sterling, III, an executive officer of the Company. Mr. Sterling holds a Bachelor of Science degree in Civil Engineering from The Citadel and an M.B.A. from Darden Graduate School of Business, University of Virginia.

BIOGRAPHICAL INFORMATION CONCERNING OTHER DIRECTORS

KENNETH D. TRACY
AGE:  56
CLASS I DIRECTOR - TERM EXPIRES 2000

   Dr. Tracy has served as a director of the Company since 1990. He currently serves as Vice President-Environmental Technology for Warner-Lambert Company, a position he has held since February 1991. From 1984 to 1991, he held positions of increasing responsibility with Air Products and Chemicals, Inc., including Director of Research from January 1990 to February 1991. Prior to joining Air Products, Dr. Tracy was a principal in EDI Technology Companies, where he was involved with process engineering consulting as well as software design and sales. Dr. Tracey holds B.S. and Master of Science degrees in engineering from Penn State University and a Ph.D. in Environmental Systems from Clemson University.

RICHARD T. BROCK
AGE:  51
CLASS II DIRECTOR - TERM EXPIRES 2001

   Mr. Brock has served as a director of the Company since August 1993. In 1984, Mr. Brock founded the predecessor of Firstwave Technologies, Inc., a publicly-held provider of sales and marketing automation software, for which he has served in various capacities, including Chief Executive Officer and President, since 1984. He currently serves as President and Chief Executive Officer and as a director of Firstwave Technologies. He is also the founding partner of Brock Capital Partners, a privately-held venture capital fund. He also founded and formerly served as Chief Executive Officer of Management Control Systems, Inc. Mr. Brock is a nationally-recognized developer, author and speaker on sales, marketing and service automation and business development strategy. Mr. Brock received a B.S. degree from Spring Hill College and an M.B.A. from Louisiana State University. He is also a certified public accountant.

IRA D. COHEN
AGE:  47
CLASS II DIRECTOR - TERM EXPIRES 2001

   Mr. Cohen has been a director of the Company since February 1995. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry. Mr. Cohen founded Updata Software, Inc., and from 1986 to 1988 served as that company's Chief Financial Officer. Mr. Cohen is also a director of Computer Learning Centers, Inc. Mr. Cohen holds a Bachelor of Science degree in Accounting from City University of New York, Herbert H. Lehman College, and he is a registered certified public accountant in New York and New Jersey.


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS

   The Company's Board of Directors held eight meetings during fiscal 1998. During fiscal 1998, the Board had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee. No director attended less than 75% of the aggregate number of meetings of the Board and the committees of the Board on which he served that were held during his term as a director of the Company.

   COMMITTEES OF THE BOARD OF DIRECTORS. In connection with its initial public offering in March 1995, the Company established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. It consists of Messrs. Cohen (Chairman), Sterling and Tracy. In fiscal 1998, the Audit Committee held one meeting.

   The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for senior management of the Company (including annual bonus compensation), recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans. It consists of Messrs. Brock (Chairman), Sterling and Tracy. The Compensation Committee held one meeting in fiscal 1998.

   COMPENSATION OF DIRECTORS. The Company's Board of Directors is comprised of five members. In fiscal 1998, non-management directors received an annual retainer of $7,000 and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company also has adopted a Stock Option Plan for Directors, which provides for an annual automatic grant of options to purchase 1,000 shares of Common Stock to non-management directors.


EXECUTIVE OFFICERS

   The executive officers of the Company serve at the discretion of the Board of Directors and presently include Mr. Blackwell, John Fury Christ, Daniel H. Christie and John M. Sterling, III. See "Biographical Information Concerning Other Directors" for information about Mr. Blackwell.

JOHN FURY CHRIST
VICE PRESIDENT OF DEVELOPMENT AND CHIEF TECHNOLOGY OFFICER
AGE:  43

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

DANIEL H. CHRISTIE
CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY
AGE:  45

   Mr. Christie served as Controller of the Company from July 1993 to December 1994, and has held the position of Chief Financial Officer since December 1994. Prior to joining the Company, from 1991 to 1993, Mr. Christie served as Group Finance Manager for Digital Equipment Corporation. From 1989 to 1991, Mr. Christie served as Digital Equipment's PWB Group Cost and Budgets Manager and the Plant Controller for Digital Equipment's Printed Wiring Board Advanced Technology Center in Greenville, South Carolina. He presently serves as a director and as the President and Treasurer of Vaughn-Russell Candy Co., a small, family-run business. Mr. Christie holds an A.B. degree in Economics from Colgate University and an M.B.A. in Accounting/International Finance from the Johnson School, Cornell University.

JOHN M. STERLING, III
VICE PRESIDENT OF INTERNATIONAL
AGE:  37

   Mr. Sterling has served as the Company's Vice President of International since September 1997, overseeing the Company's international operations. Prior to holding such position, Mr. Sterling served as the Company's Managing Director of European Operations from February through August 1997. Mr. Sterling also served as the Company's Vice President of Sales from 1989 to January 1997.
Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products. Mr. Sterling holds a B.S. degree in Political Science from The Citadel. Mr. Sterling is the son of John M. Sterling, Jr., one of the Company's directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 1998 with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised of Messrs. Brock, Sterling (Jr.) and Tracy. During fiscal 1998, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of, or a consultant to, the Company. The Company's Chief Executive Officer, Mr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Compensation Committee concerning the performance of the Company's executive officers and recommendations concerning proposed adjustments to their compensation. During fiscal 1998, Mr. Blackwell served as a member of the Board of Directors of HomeGold Financial, Inc. for which Mr. Sterling serves as Chairman of the Board of Directors and Chief Executive Officer.


EXECUTIVE COMPENSATION TABLES

                     TABLE I - SUMMARY COMPENSATION TABLE

   The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company's Chief Executive Officer, Vice President of International, Chief Financial Officer and Vice President of Development during fiscal 1998 (the "Named Executive Officers").

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                             ANNUAL               SECURITIES
                                                         COMPENSATION             UNDERLYING              ALL OTHER
                                                         ------------
         NAME AND PRINCIPAL POSITION(S)       YEAR           SALARY           OPTIONS (# OF SHARES)      COMPENSATION
         ------------------------------       ----           ------           ---------------------      ------------
         Larry G. Blackwell                   1998        $173,004/(1)/               26,000              $5,000/(2)/
             Chairman, President and          1997        $186,851/(1)/               34,000              $4,750/(2)/
             Chief Executive Officer          1996        $176,024/(1)/                   --              $4,750/(2)/
         John M. Sterling, III                1998        $ 97,840/(3)/               23,432              $2,935/(2)/
             Vice President of                1997        $103,600/(3)/               34,000              $3,528/(2)/
             International                    1996        $ 97,683/(3)/                   --              $2,930/(2)/
         Mr. Daniel Christie                  1998        $113,000/(4)/               20,400              $3.390/(2)/
             Chief Financial Officer          1997        $ 93,100/(4)/               34,000              $2,505/(2)/
             and Corporate Secretary          1996        $ 80,745/(4)/                   --              $2,242/(2)/
         Mr. John F. Christ                   1998        $115,000/(5)/               15,000              $3,450/(2)/
          Vice President of                   1997        $102,900/(5)/               34,000              $3,296/(2)/
             Development and Chief            1996        $ 92,042/(5)/                   --              $2,761/(2)/
             Technology Officer

--------------------------------------

/(1)/  Includes $10,000 (1997: $9,500; 1996: $9,500) deferred at the election of
       Mr. Blackwell pursuant to the Company's 401(k).
/(2)/ Reflects matching contributions to the Company's 401(k) paid by the Company on behalf of the executive officer.
/(3)/  Includes $7,827 (1997: $8,288; 1996: $5,997) deferred at the election of
       Mr. Sterling pursuant to the Company's 401(k).
/(4)/  Includes $9,876 (1997: $9,500; 1996: $8,969) deferred at the election of
       Mr. Christie pursuant to the Company's 401(k).
/(5)/  Includes $8,050 (1997: $7,203; 1996: $4,749) deferred at the election of
       Mr. Christ pursuant to the Company's 401(k).

                 TABLE II -- OPTION/SAR GRANTS IN FISCAL 1998

This table presents information regarding options granted to the Company's Named Executive Officers during fiscal 1998 to purchase shares of the Company's Common Stock. The Company has no outstanding stock appreciation rights (SARs) and granted no SARs during fiscal 1998. In accordance with SEC rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

                                INDIVIDUAL GRANTS
                            ------------------------
                                          % OF TOTAL                                         POTENTIAL REALIZABLE
                             NUMBER OF     OPTIONS                                             VALUE AT ASSUMED
                            SECURITIES    GRANTED TO                                         ANNUAL RATES OF STOCK
                            UNDERLYING    EMPLOYEES      EXERCISE OR BASE                       PRICE APPRECIATION
                              OPTIONS     IN FISCAL           PRICE          EXPIRATION      FOR THE OPTION TERM/(1)/
                                                                                          ------------------------------
        NAME                GRANTED (#)      YEAR           ($/SHARE)           DATE         5%                 10%
-----------------------     -----------      ----           ---------           ----         --                 ---
Mr. Blackwell............    6,000/(2)/         0.97%        $10.125            8/31/08    $ 38,205.35   $ 96,819.85
                             6,667/(3)/         1.08%        $11.138            8/31/03    $ 11,896.27   $ 34,457.81
                            13,333/(3)/         2.16%        $10.125            8/31/08    $ 84,898.65   $215,149.85
                            ------              ----                                       -----------   -----------
                            26,000              4.21%                                      $135,000.27   $346,427.51

Mr. Christ...............   10,000/(3)/         1.62%        $10.125            8/31/08    $ 63,675.58   $161,366.42
                             5,000/(3)/         0.81%        $10.125            8/31/08    $ 31,837.79   $ 80,683.21
                            ------              ----                                       -----------   -----------
                            15,000              2.43%                                      $ 95,513.37   $242,049.63

Mr. Christie.............      400/(2)/         0.06%        $10.125            8/31/08    $  2,547.02   $  6,454.66
                             6,667/(3)/         1.08%        $10.125            8/31/08    $ 42,452.51   $107,582.99
                            13,333/(3)/         2.16%        $10.125            8/31/08    $ 84,898.65   $215,149.85
                            ------              ----                                       -----------   -----------
                            20,400              3.31%                                      $129,898.19   $329,187.50

Mr. Sterling.............    3,432/(2)/         0.56%        $10.125            8/31/08    $ 21,853.46   $ 55,380.96
                             6,667/(3)/         1.08%        $10.125            8/31/08    $ 42,452.51   $107,582.99
                            13,333/(3)/         2.16%        $10.125            8/31/08    $ 84,898.65   $215,149.85
                            ------              ----                                       -----------   -----------
                            23,432              3.80%                                      $149,204.62   $378,113.80

-------------------------
/(1)/ Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the rate shown (compounded annually) from the date of grant to the expiration date. These numbers are presented in accordance with the requirements of the SEC and do not reflect the Company's estimate of future stock price performance.

/(2)/  Option became fully exercisable on February 28, 1999.

/(3)/  Option vests in 33% increments on each of August 31, 1999, 2000 and 2001.

                 TABLE III -- OPTION EXERCISES IN FISCAL 1998
                    AND FISCAL 1998 YEAR-END OPTION VALUES

The following table shows the number of options exercised during fiscal 1998 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 31, 1998. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $11.50, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market as of December 31, 1998 (the last trading day of the Company's fiscal year).

                                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                          SHARES                      OPTIONS AT YEAR-END (#)             AT YEAR-END/(2)/
                       ACQUIRED ON      VALUE         -----------------------             ----------------
       NAME            EXERCISE (#)   REALIZED(1) EXERCISABLE       UNEXERCISABLE  EXERCISABLE       UNEXERCISABLE
---------------------  ------------   --------    -------------   ---------------  -------------   ---------------
Mr. Blackwell                --            --         70,630           103,370       $459,297          $434,725
Mr. Christ                   --            --         73,334            49,000       $454,539          $138,185
Mr. Christie             19,742      $184,797.89      53,592            54,400       $301,538          $145,610
Mr. Sterling                 --            --        100,000            57,432       $661,200          $149,779

(1) These values have been calculated by subtracting the option exercise price from the market price of the Common Stock on the date of exercise and multiplying that figure by the total number of options exercised. For presentation purposes only, the calculation assumes that all shares acquired on exercise were sold in the open market on the date of exercise. However, Mr. Christie did not sell and still holds 9,742 of the shares he acquired upon exercising certain of his options in 1998.

(2) The value of unexercised in-the-money options at December 31, 1998 is calculated as follows: [(Per Share Closing Sales Price on December 31,
     1998) - (Per Share Exercise Price)] X Number of Shares Subject to Unexercised Options. The closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 31, 1998 was $11.50 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Such information is provided as of March 19, 1999. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

                                                    AMOUNT AND NATURE       PERCENT
          NAME OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP    OF CLASS
          -------------------------              -----------------------    --------
          Larry G. Blackwell..................          3,499,444/(1)/         17.8%
          John M. Sterling, III...............            516,480/(2)/          2.6
          Daniel H. Christie..................             74,168/(3)/          *
          John F. Christ......................             88,530/(4)/          *
          John M. Sterling, Jr................            143,072/(5)/          *
          Richard T. Brock....................             18,000/(6)/          *
          Kenneth D. Tracy....................             16,000/(7)/          *
          Ira D. Cohen........................              5,000/(8)/          *
          All current directors and
            executive officers as a
            group (8 persons).................          4,360,694/(9)/         21.9%


____________________
/(1)/ Includes 103,630 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999. Mr. Blackwell's address is that of the Company.
/(2)/ Includes 110,432 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999.
/(3)/ Includes 60,992 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999.
/(4)/ Includes 80,334 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999, and 129,072 shares of Common Stock held by Mr. Sterling's wife.
/(5)/ Includes 14,000 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999, and 129,072 shares of Common Stock held by Mr. Sterling's wife.
/(6)/ Includes 14,000 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999.
/(7)/ Includes 14,000 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999 and 2,000 shares of Common Stock to which Mr. Tracy shares voting and investment power with his spouse.
/(8)/ Represents 5,000 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999.
/(9)/ Includes 402,388 shares of Common Stock subject to options exercisable on or within 60 days after March 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

   1.  FINANCIAL STATEMENTS

       o Independent Auditors' Report.
       o Consolidated Balance Sheets as of December 31, 1997 and 1998.
       o Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.
       o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998.
       o Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.
       o Notes to Consolidated Financial Statements.

   2.  FINANCIAL STATEMENT SCHEDULES:

       o Allowance for Doubtful Accounts Receivable.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   3.  EXHIBITS:

       EXHIBIT
       NUMBER       DESCRIPTION

       3.1*         Amended and Restated Certificate of Incorporation.

       3.1(a)** Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

       3.2*         By-Laws.

       4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

       4.2*         Specimen Stock Certificate.

       10.1*** The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).

       10.1(a)**    First Amendment to the Datastream Systems, Inc. 1995 Stock
                    Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.

       10.1(b) Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.

       10.1(c) Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.

       10.2+ The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996).

       10.2(a)**    First Amendment to Datastream Systems, Inc. Stock Option
                    Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998.

       10.2(b) Second Amendment to the Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999.

       10.3++       The Datastream Systems, Inc. 1998 Stock Option Plan.

       10.3(a) First Amendment to the Datastream Systems, Inc. 1998 Stock Option Plan, dated March 12, 1999.

       21           Subsidiaries of the Company.

       23           Consent of KPMG Peat Marwick LLP.

       24           Power of Attorney (included on signature page hereto).

       27           Financial Data Schedule.

_______________

* Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Company's Registration Statement on Form S-1 (File No. 33-89498).

** Incorporated herein by reference to exhibit of the same number in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590)

*** Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

+ Incorporated herein by reference to Appendix C to the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, filed April 23, 1996 (File No. 000-25590).

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590)


(B)    REPORTS ON FORM 8--K.

       The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries, as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Greenville, South Carolina
February 4, 1999

                                             DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                                                    Consolidated Balance Sheet

                                                    December 31, 1997 and 1998

            Assets                                                                                   1997                 1998
            ------                                                                          ------------------    ------------------
Current assets:
    Cash and cash equivalents                                                             $         2,409,387     $      6,739,209
    Accounts receivable, net of allowance for doubtful accounts
       of $1,589,910 and $3,073,837 in 1997 and 1998, respectively                                 21,968,539           32,440,963
    Unbilled receivables                                                                            2,271,375            2,761,922
    Investments                                                                                     9,735,585            2,574,898
    Prepaid expenses                                                                                  614,447            1,633,227
    Inventories                                                                                       369,486              274,502
    Deferred income taxes                                                                             796,000            2,322,600
    Other assets                                                                                      619,448            1,662,716
                                                                                            ------------------    ------------------
        Total current assets                                                              $        38,784,267     $     50,410,037

Investments                                                                                         6,637,286            2,034,744
Property and equipment, net                                                                        10,166,101           12,886,791
Goodwill, net of accumulated amortization of $1,091,001 and $3,135,002
  in 1997 and 1998, respectively                                                                    6,545,747           18,323,801
Capitalized software development costs, net of accumulated
  amortization of $2,676,132 and $3,180,813 in 1997 and
  1998, respectively                                                                                2,963,842            3,134,779
                                                                                            -----------------     -----------------

      Total assets                                                                        $        65,097,243     $     86,790,152
                                                                                            =================     =================

  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Accounts payable                                                                                  2,696,240            3,143,893
  Other accrued liabilities                                                                         4,135,258            9,768,179
  Income taxes payable                                                                              2,816,800            2,762,451
  Current portion of long-term debt                                                                   346,197              650,884
  Unearned revenue                                                                                  6,499,953            8,292,829
                                                                                            -----------------     -----------------
      Total current liabilities                                                                    16,494,448           24,618,236

Long-term debt, less current portion                                                                  603,098              297,092
Deferred income taxes                                                                                 892,000            1,268,400
                                                                                            -----------------     -----------------
       Total liabilities                                                                           17,989,546           26,183,728
                                                                                            -----------------     ------------------

Commitments

Stockholders' equity:
   Preferred stock $1 par value, 1,000,000 shares authorized;
     none issued                                                                                           --                   --
    Common stock, $.01 par value, 40,000,000 shares authorized;
      18,585,518 and 19,183,305 shares issued and outstanding at
      December 31, 1997 and 1998, respectively                                                        185,855              191,833
    Additional paid-in capital                                                                     58,049,212           66,138,405
    Accumulated deficit                                                                           (11,375,601)          (6,675,096)
    Other accumulated comprehensive income                                                            248,231              951,282
                                                                                            -----------------     -----------------
        Total stockholders' equity                                                                 47,107,697           60,606,424
                                                                                            ------------------    ------------------

        Total liabilities and stockholders' equity                                        $        65,097,243     $     86,790,152
                                                                                            ==================    ==================
See accompanying notes to consolidated financial statements.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1996, 1997 and 1998

                                                                 1996                   1997                   1998
                                                           -------------------    -------------------     -----------------
Revenues:
    Product                                                $    14,018,478        $    31,174,408         $  38,226,287
    Applications engineering                                    12,325,593             26,437,697            42,621,294
    Support                                                      6,122,332             12,156,190            17,707,276
                                                          ----------------        ---------------         -------------

       Total revenues                                           32,466,403             69,768,295            98,554,857
                                                          ----------------        ---------------         -------------

Cost of revenues:
    Cost of product revenues                                     1,879,258              3,132,996             3,679,607
    Cost of applications engineering revenues                    6,729,072             15,160,409            22,401,797
    Cost of support revenues                                     1,094,745              3,837,565             4,730,756
    Write-off of capitalized software                            1,803,637                     --             3,943,544
                                                          ----------------        ---------------         -------------

          Total cost of revenues                                11,506,712             22,130,970            34,755,704
                                                          ----------------        ---------------         -------------

       Gross profit                                             20,959,691             47,637,325            63,799,153

Operating expenses:
    Sales and marketing                                          9,398,675             18,616,981            25,397,349
    Product development                                          1,390,325              4,364,234             8,174,226
    General and administrative                                   3,369,338              8,094,762             9,688,883
    Write-off of in-process research and developmen
       restructuring and other charges                          33,600,000                     --             9,990,256
                                                          ----------------        ---------------         -------------
       Total operating expenses                                 47,758,338             31,075,977            53,250,714
                                                          ----------------        ---------------         -------------

       Operating income (loss)                                 (26,798,647)            16,561,348            10,548,439

Other income (expense):
    Interest and other income                                    2,374,158              1,220,256               668,097
    Interest expense                                                (4,240)              (233,395)             (131,833)
                                                          ----------------        ---------------         -------------

       Net other income                                          2,369,918                986,861               536,264
                                                          ----------------        ---------------         -------------

       Income (loss) before income taxes                       (24,428,729)            17,548,209            11,084,703

Income taxes                                                     3,581,000              6,110,312             6,384,198
                                                          ----------------        ---------------         -------------

       Net income (loss)                                  $    (28,009,729)       $    11,437,897         $   4,700,505
                                                          ================        ===============         =============

       Basic net income (loss) per share                  $          (1.65)       $          0.62         $        0.25
                                                          ================        ===============         =============

       Diluted net income (loss) per share                $          (1.65)       $          0.59         $        0.23
                                                          ================        ===============         =============
       Basic weighted average number of common
          and potential common shares outstanding               16,977,134             18,396,920            18,935,092
                                                          ================        ===============         =============

       Diluted weighted average number of common
          and potential common shares outstanding               16,977,134             19,245,948            20,279,434
                                                          ================        ===============         =============

See accompanying notes to consolidated financial statements.


                                             DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                             Consolidated Statements of Stockholders' Equity and Comprehensive Income

                                           Years Ended December 31, 1996, 1997 and 1998



                                                                                                    OTHER
                                                         ADDITIONAL         RETAINED             ACCUMULATED             TOTAL
                                      COMMON              PAID-IN           EARNINGS            COMPREHENSIVE        STOCKHOLDERS'
                                      STOCK               CAPITAL           (DEFICIT)              INCOME               EQUITY
                                    ----------          -------------     -------------        --------------        --------------
Balance at December 31, 1995        $  168,110        $   40,669,700     $    5,196,231      $          --         $  46,034,041
  Comprehensive loss
    Net loss                                --                    --        (28,009,729)                --           (28,009,729)
  Total comprehensive loss                                                                                          ------------
                                                                                                                     (28,009,729)
                                                                                                                    ------------
  Exercise of stock options              2,328               920,762                 --                 --               923,090
  Tax benefit of options exercised          --               115,000                 --                 --               115,000
  Stock issued for Employee Stock
  Purchase Plan                             76                62,726                 --                 --                62,802
  Stock issued in acquisition           12,022            13,987,978                 --                 --            14,000,000
                                      --------          ------------         -----------       -----------          ------------
Balance at December 31, 1996           182,536            55,756,166        (22,813,498)                --            33,125,204
  Comprehensive income
    Net income                              --                    --         11,437,897                 --            11,437,897
    Unrealized gains on securities
    available-for-sale                      --                    --                 --             30,956                30,956
    Foreign currency translation
    adjustment                              --                    --                 --            217,275               217,275
                                                                                                                    ------------
    Total comprehensive income                                                                                        11,686,128
                                                                                                                    ------------

    Exercise of stock options            3,130             2,042,457                 --                 --             2,045,587
    Tax benefit of options exercised        --               113,000                 --                 --               113,000
    Stock issued for Employee Stock
    Purchase Plan                          189               137,589                 --                 --               137,778
                                       -------             ---------         -----------       -----------          ------------

Balance at December 31, 1997           185,855            58,049,212        (11,375,601)           248,231            47,107,697
  Comprehensive income/(loss)
    Net income                              --                    --          4,700,505                 --             4,700,505
    Unrealized losses on securities
    available-for-sale                      --                    --                 --            (30,956)              (30,956)
    Foreign currency translation
    adjustment                              --                    --                 --            734,007               734,007
                                                                                                                    ------------
  Total comprehensive income                                                                                           5,403,556
                                                                                                                    ------------

  Exercise of stock options              2,974             1,958,556                 --                 --             1,961,530
  Tax benefit of options exercised          --               182,000                 --                 --               182,000
  Stock issued for Employee Stock
  Purchase Plan                            237               245,909                 --                 --               246,146
  Stock issued in acquisitions           2,767             5,702,728                 --                 --             5,705,495
                                      --------            ----------         ----------        -----------          ------------
Balance at December 31, 1998        $  191,833        $   66,138,405     $   (6,675,096)     $     951,282            60,606,424
                                      ========            ==========         ==========        ===========         =============

See accompanying notes to consolidated financial statements.

                                             DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                                               Consolidated Statements of Cash Flows

                                           Years ended December 31, 1996, 1997 and 1998

                                                                      1996                   1997                    1998
                                                                 --------------         --------------          ---------------
Cash flows from operating activities:
  Net income (loss)                                              $  (28,009,729)         $  11,437,897          $    4,700,505
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation                                                     948,460              2,285,278               3,502,000
       Amortization of capitalized software development costs           500,065              1,478,955               1,570,250
       Amortization of goodwill                                              --              1,091,001               2,044,001
       Foreign currency translation adjustment                               --                217,275                 734,007
       Accretion of investment discount, net                           (576,431)               (49,497)               (127,516)
       Loss on disposal of equipment                                     19,378                 45,037                  43,540
       Provision for doubtful accounts                                  590,525                754,910               1,233,927
       Deferred income taxes                                            (42,000)              (178,000)               (522,000)
       Write-off of in-process research and development              33,600,000                     --               3,540,008
       Write-off of capitalized software                              1,803,637                     --               3,943,544
       Changes in operating assets and liabilities, net of
         effects of acquisition:

            Accounts receivable                                      (4,420,619)           (10,997,521)             (9,560,807)
            Unbilled receivables                                             --               (833,145)               (490,547)
            Prepaid expenses                                           (190,238)               (27,800)               (947,589)
            Inventories                                                 (73,087)               (45,468)                223,963
            Other assets                                                (23,836)               125,645                (244,381)
            Accounts payable                                            642,429             (1,706,965)                 (3,639)
            Other accrued liabilities                                   529,394             (5,003,820)             (1,288,596)
            Income taxes payable                                       (242,082)             2,186,093                (278,611)
            Unearned revenue                                          1,117,436              1,383,946               1,487,375
                                                                   ------------           ------------           -------------
              Net cash provided by operating activities               6,173,302              2,163,821               9,559,434
                                                                   ------------           ------------           -------------
Cash flows from investing activities:
  Purchase of investments                                           (36,079,529)           (12,317,057)               (767,793)
  Proceeds from sale and maturities of investments                   56,751,813             13,602,714              12,627,581
  Additions to property and equipment                                (3,765,805)            (3,862,735)             (4,462,480)
  Proceeds from the sale of equipment                                     9,135                 58,643                     --
  Capitalized software development costs                             (2,609,521)            (2,284,361)             (3,654,731)
  Cash paid for acquisition, net of cash acquired                   (16,428,660)                   --              (10,874,284)
                                                                   ------------           ------------           -------------
                Net cash used in investing activities                (2,122,567)            (4,802,796)             (7,131,707)
                                                                   ------------           ------------           -------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                             1,038,090              2,045,587               1,961,530
  Proceeds for stock issuances under employee purchase plan              62,802                137,778                 246,146
  Principal payments on long-term debt                                  (20,000)            (3,450,722)               (811,931)
  Proceeds from issuance of net debt                                         --                     --                 506,350
                                                                   ------------           ------------           -------------
              Net cash provided by (used in) financing                1,080,892             (1,267,357)              1,902,095
              activities
                                                                   ------------           ------------           -------------
Net increase (decrease) in cash and cash equivalents                  5,131,627             (3,906,332)              4,329,822
Cash and cash equivalents at beginning of year                        1,184,092              6,315,719               2,409,387
                                                                   ------------           ------------           -------------
Cash and cash equivalents at end of year                         $    6,315,719          $   2,409,387          $    6,739,209
                                                                   ============           ============           =============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                       $        4,240          $     379,553          $     178,113
                                                                   ============           ============           ============
  Income taxes                                                   $    3,750,082          $   3,806,534          $   7,094,949
                                                                   ============           ============           ============

Supplemental disclosure of non-cash activities:
  Unrealized net gain (loss) on investments available
    for sale, net of income taxes                                $           --          $      30,956          $     (30,956)
                                                                   ============           ============           ============

See accompanying notes to consolidated financial statements.

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  ORGANIZATION AND BASIS OF PRESENTATION

          Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Chile, Venezuela, Peru, Malaysia, Australia, Indonesia, Singapore, China and South Africa.

          On December 31, 1996, the Company acquired SQL Group B.V. ("SQL") (see note 2).

          On March 31, 1998, the Company acquired Insta Instandhaltung technischer Anlagen GmbH, ("Insta") (see note 2).

          On June 16, 1998, the Company acquired Strategic Information Systems PTE. Ltd., ("SIS) (see note 2).

          On July 13, 1998, the Company acquired certain assets of Datastream (Pacific) Pty Ltd., ("DSTM-PAC") (see note 2).

          On September 2, 1998, the Company acquired Computec Sistemas S.A. ("Computec"), and its affiliate Computec Sistemas Mexicana S.A. de C.V., a Mexican corporation ("Computec-Mexico) (see note 2).

     (B)  CONSOLIDATION POLICY

          The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


     (C)  REVENUE RECOGNITION

          The Company's revenue, which consists primarily of fees for product sales, professional services and support, is recognized in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 superceded Statement of Position 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements ( such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not significantly affect the Company's results from operations.

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

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


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

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


          Amortization of capitalized software development costs is provided on a product-by-product basis and begins when the product is available for sale. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line basis over the remaining estimated economic life of the software, which is generally from eighteen months to three years. The ongoing assessment of the realizability of these costs requires considerable judgment as to anticipated future product revenues, related estimated economic life, and changes in hardware and software technology. Amortization of software development costs is included in cost of product revenues in the accompanying statements of income.

          During the years ended December 1996, 1997 and 1998, total costs incurred (excluding amortization of capitalized software development costs) for software development activities were $3,999,845, $6,648,595 and $11,828,957, respectively; total capitalized software development costs were $2,609,520, $2,284,361 and $3,654,731, respectively; and
          amortization of capitalized costs was $500,065, $1,478,955 and $1,570,250, respectively.

          In connection with the acquisition of SQL in 1996 (see note 2), the Company acquired software technology valued at $900,000. In addition, the Company wrote-off $1,803,637 of its existing capitalized software in 1996 which became obsolete as a result of the SQL acquisition.

          In connection with the acquisitions of Insta, SIS, and Computec in 1998 (see note 2), the Company acquired software technology valued at $210,000, $1,050,000 and $770,000 respectively. In addition, in connection with the acquisition of Insta, the Company wrote off $597,944 of its existing capitalized software which became obsolete as a result of the acquisition. The Company also wrote off $2,311,667 of acquired software and $1,033,933 of internally capitalized software which became obsolete as a result of the Company's plan of reorganization (see note 3).

     (J)  GOODWILL

          Goodwill is amortized using the straight-line method over its estimated useful life of seven years. The recoverability of goodwill is periodically reviewed when events or circumstances warrant. Impairment, determined when the carrying value of an asset cannot be recovered over its remaining useful life from undiscounted future cash flows, will be measured and recognized when the fair value is less than the asset's carrying amounts.

     (K)  STOCK OPTION PLANS

          Statement of Financial Accounting Standards No. 123 allows an entity to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement No. 123.

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


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

     (N)  FOREIGN CURRENCY TRANSLATION

          The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period.

     (O)  COMPREHENSIVE INCOME

          In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No.
          130). Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. Statement No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

     (P)  SEGMENT REPORTING

          In January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). Statement No. 131 defines segments as those used in the management of the business. Statement No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year disclosures have been restated to conform to the requirements of Statement No. 131.

     (Q)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt this standard in the first quarter of 2000. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.

     (R)  USE OF ESTIMATES

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


(2)  ACQUISITIONS

     On December 31, 1996, the Company acquired all of the capital stock and equity interests of SQL for a total purchase price of $42.1 million. The purchase price consisted of approximately $17 million in cash, $14 million of common stock (1,202,210 shares valued at $11.31 per share) and the assumption of net liabilities and costs incurred. At December 31, 1997 and 1998, an additional $3 million of common stock (300,552 shares at $11.31 per share) was being held in escrow pending the resolution of certain matters. The value of any subsequently issued shares will be allocated to goodwill and amortized over its remaining useful life. SQL is a computerized maintenance management software vendor in Europe. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition, including $33.6 million recorded as in-process research and development.

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

     On March 31, 1998, the Company acquired all of the capital stock and equity interests of Insta for a total purchase price of $7.2 million. The purchase price consisted of $4,375,000 in cash, $2,625,000 of common stock (130,435 shares valued at $20.12 per share) and the assumption of net liabilities and costs incurred. Insta is a computerized maintenance management software vendor in Germany. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition as illustrated in the table below.

     On June 16, 1998, the Company acquired all of the capital stock and equity interests of SIS for a total purchase price of $7.9 million. The purchase price consisted of $4,575,091 in cash, $1,928,181 of common stock (88,652 shares valued at $21.75 per share) and the assumption of net liabilities and costs incurred. SIS is a computerized maintenance management software vendor based in Singapore. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition as illustrated in the table below.

     On July 13, 1998, the Company acquired certain assets of DSTM-PAC, an Australian corporation, for a total purchase price of $1.2 million. The purchase price consisted of $299,823 in cash, $299,823 of common stock (13,274 shares valued at $22.59 per share) and costs incurred. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased based on the fair values on the date of acquisition as illustrated in the table below.

     On September 2, 1998, the Company acquired all of the capital stock and equity interests of Computec and Computec-Mexico for a total purchase price of $3.8 million. The purchase price consisted of $1,766,138 in cash, $852,498 of common stock (44,304 shares valued at $19.24 per share) and the assumption of net liabilities and costs incurred. Computec is a computerized maintenance management software vendor based in Argentina and Computec-Mexico in an affiliated computerized maintenance management software vendor based in Mexico. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition as illustrated in the table below.

        Total purchase price for 1998 acquisitions                                              $      16,721,554
        Net liabilities acquired, including costs incurred                                              3,416,247
                                                                                                -----------------
        Excess cost over fair value of net liabilities assumed and costs incurred               $      20,137,801
                                                                                                =================

        Excess of cost over fair value of net liabilities assumed and cost has been allocated to:
             Software technology                                                                        2,030,000
             Goodwill                                                                                  14,567,793
             In-process research development (see note 3)                                               3,540,008
                                                                                                -----------------
                                                                                                $      20,137,801
                                                                                                =================

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


     The in-process research and development represents the fair value of in-process development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition.

     The following unaudited pro forma information presents the results of operations of the Company as though the aforementioned acquisitions occurred as of the beginning of the year in which the acquisition occurred. The pro forma adjustments (i) reflect increased amortization expense related to the acquired assets and reduced interest income related to investments used as part of the consideration, and (ii) exclude the non-recurring charges for in-process research and development and the write-off of capitalized software.

                                                                        1997                1998
                                                                 ----------------   -----------------
     Total revenue                                               $   81,520,000     $    103,352,000
     Operating income                                                16,220,000           11,120,000
     Net income                                                      11,488,000            6,419,000
     Basic net income per share                                             .62                  .34
     Diluted net income per share                                           .60                  .32

(3)  RESTRUCTURING AND OTHER CHARGES

     For the years ended December 31, 1996 and 1998, the Company recorded in-process research and development, restructuring and other charges as follow:

                                                                       1996                 1998

     In-process research and development (see note 2)            $   33,600,000     $    3,540,008
     Restructuring and other charges                                         --          6,450,248
                                                                 --------------     --------------
                                                                 $   33,600,000     $    9,990,256
                                                                 ==============     ==============

     In 1998, the Company determined that it was necessary to aggressively migrate its current and future products to a new web-based technology platform and developed a plan to restructure certain of its operations in response to increased competition and rapidly changing technology. The restructuring plan required the discontinuance of certain internally developed and acquired products and the reorganization of the Company's product development and distribution structures domestically and internationally to improve efficiencies and customer service and eliminate redundancy. As a result, the Company recorded the following charges: (i) involuntary relocation and termination costs of $2,421,000 related to the centralization of product development, services and support functions, (ii) provision for increased credit risk on outstanding receivable balances related to product obsolescence of $900,000, (iii) cost of closing redundant facilities of $656,000 and (iv) charges related to the discontinuance of the Company's indirect sales model of $2,242,281. In addition to the amounts noted above, the Company also recorded $3,345,600 of capitalized software write-offs related to the obsolescence and discontinuance of certain products (see note 1 (i)).

     In July 1998, the Company withdrew its proposed offering of common stock and wrote off the related capitalized offering costs of $230,967, which is included in other charges.

                  DATASTREAMS SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


(4)  INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment securities at December 31, 1997 and 1998 are as follows:

                                                                GROSS               GROSS           ESTIMATED
                                           AMORTIZED          UNREALIZED         UNREALIZED            FAIR
                                              COST              GAINS              LOSSES             VALUE
                                       ----------------   ----------------   ----------------   ----------------
     December 31, 1997
     -----------------

     Available-for-sale:
      U.S. Treasury Securities         $     14,288,170             51,862             (1,905)        14,338,127
     Cost basis:
      Equity Securities                       2,034,744                 --                 --          2,034,744
                                       ----------------   ----------------   ----------------   ----------------

                                       $     16,322,914             51,862             (1,905)        16,372,871
                                       ================   ================   ================   ================
     December 31, 1998
     -----------------

     Available-for-sale:
      State of S.C. Bonds                     2,574,898                 --                 --          2,574,898
     Cost basis:
      Equity Securities                       2,034,744                 --                 --          2,034,744
                                       ----------------   ----------------   ----------------   ----------------

                                       $      4,609,642                 --                 --          4,609,642
                                       ================   ================   ================   ================

     In December 1996, the Company sold inv stments classified as held-to-maturity with an amortized cost of $10,155,487 and recognized a gain of $24,218. The proceeds from this sale and the proceeds from maturing held-to-maturity investments represented the cash consideration for the Company's acquisition of SQL (see note 2). Proceeds from the sale of investment securities available-for-sale during 1997 and 1998 were approximately $670,000 and $11.9 million, respectively, which approximated amortized costs.

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

     All available-for-sale securities are due in less than one year at December 31, 1998 and are, therefore, included in current assets.

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

     At December 31, 1997 and 1998, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 1997 and 1998.

     The fair values of investment securities presented in note 4 are based on quoted market prices at the reporting date for those or similar investments.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                1997                 1998
                                           --------------       ---------------
     Land                                  $      500,981       $       555,856
     Building                                   4,570,254             5,576,993
     Computer equipment                         7,479,403            13,267,271
     Furniture and fixtures                     1,358,281             2,552,847
                                           --------------       ---------------
                                               13,908,919            21,952,967
     Accumulated depreciation                   3,742,818             9,066,176
                                           --------------       ---------------

                                           $   10,166,101       $    12,886,791
                                           ==============       ===============

(7)  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consisted of the following at December 31:

                                                1997                 1998
                                           --------------       ---------------
     Accrued salaries and commission       $    1,094,908       $       793,089
     Sales and payroll taxes payable            1,470,362             3,196,224
     Restructuring reserve                             --             2,977,000
     Other accrued liabilities                  1,569,988             2,801,866
                                           --------------       ---------------

                                           $    4,135,258       $     9,768,179
                                           ==============       ===============

              DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

(8)  LONG-TERM DEBT

     Long-term debt as of December 31, consists of the following:


                                                                                      1997                      1998
                                                                                -------------------      -------------------
     Note payable in monthly payments of $1,667, plus interest at
       prime plus .5% through March 1998; collateralized by equipment           $             1,667      $                --

     Subordinated note payable in bi-annual payments of $123,750,
       plus interest at 7% through December 2000                                            371,250                  124,725

     Note payable in annual payments of $16,500, plus interest at
       5.5% through December 2001; collateralized by building                                    --                  304,262

     Subordinated note payable due May 1999, plus interest at 4.88%                              --                  506,350

     Subordinated note payable in annual payments of $97,030, plus
       interest at 6.5% through December 2002                                               563,739                       --

     Subordinated note payable in annual payments of $3,073, plus
       interest at 6.5% through December 2002                                                12,639                   12,639
                                                                                -------------------      -------------------
                                                                                            949,295                  947,976
          Less current portion                                                             (346,197)                (650,884)
                                                                                -------------------      -------------------

     Long-term debt, less current portion                                       $           603,098      $           297,092
                                                                                ===================      ===================

     The remaining annual maturities of long-term debt in the five years subsequent to December 31, 1998 are as follows:

     1999                                          $  650,884
     2000                                              19,809
     2001                                             274,571
     2002                                               2,712
     2003                                                  --
                                                   ----------
          Total                                    $  947,976
                                                   ==========

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

(9)  LINE OF CREDIT


     The Company maintains a multicurrency line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $5,000,000. There were no borrowings outstanding under the line at December 31, 1997. There were 950,000 Dutch Guilders ($506,350) outstanding under the line at December 31, 1998 which is included in the current portion of long-term debt (see footnote 8).


     In addition the Company maintains lines of credits or over draft facilities in certain locations including a Dutch guilder line for Dfl 1 million (approximately $533,000) which bears interest at a pre-agreed percentage spread from AIBOR (Amsterdam Interbank Rate), a Singapore dollar line for Sgd 1,712,500 (approximately $1,038,000) which bears interest at 1% over the Singapore dollar prime lending rate and an Argentina peso line for 500,000 (approximately $500,000) which bears interest at 13.50%.

(10) INCOME TAXES

     Income tax expense for the years ended December 31 is as follows:

                                                      CURRENT                 DEFERRED                  TOTAL
                                               -------------------     -------------------      -------------------
     1996:
       Federal                                 $         3,230,000     $           (30,000)     $         3,200,000
       State                                               393,000                 (12,000)                 381,000
       Foreign                                                  --                      --                       --
                                               -------------------     -------------------      -------------------

          Total                                $         3,623,000     $           (42,000)     $         3,581,000
                                               ===================     ===================      ===================

      1997:
       Federal                                 $         4,729,219                (159,000)               4,570,219
       State                                               503,000                 (19,000)                 484,000
       Foreign                                           1,056,093                      --                1,056,093
                                               -------------------     -------------------      -------------------

          Total                                          6,288,312     $          (178,000)     $         6,110,312
                                               ===================     ===================      ===================

     1998:
       Federal                                 $         3,528,249                 571,000                4,099,249
       State                                               432,383                  35,000                  467,383
       Foreign                                           2,945,566              (1,128,000)               1,817,566
                                               -------------------     -------------------      -------------------

          Total                                $         6,906,198     $          (522,000)     $         6,384,198
                                               ===================     ===================      ===================

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

   Income tax expense differed from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:


                                                              1996                      1997                      1998
                                                     --------------------      --------------------      --------------------
   Computed "expected" tax expense (benefit)         $         (8,306,000)     $          5,966,391      $          3,768,799
   Increase (decrease) in income taxes resulting
     from:
       State and local income taxes, net of Federal
         income tax benefits                                      251,000                   319,440                   308,473
       In process research and development                     11,424,000                        --                 1,282,131
       Rate differential on foreign source income                      --                  (592,453)                       --
       Effect of graduated income tax rates                            --                    75,482                    10,847
       Goodwill amortization                                           --                   322,364                   694,960
       Other, net                                                 212,000                    19,088                   318,988
                                                     --------------------      --------------------      --------------------

   Actual tax expense                                $          3,581,000      $          6,110,312      $          6,384,198
                                                     ====================      ====================      ====================

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                                1997                     1998
                                                                       -------------------      -------------------
   Deferred tax assets:
   Net operating loss carryforwards                                    $         1,891,000      $           959,000
   Accrued expenses and allowances                                                 797,000                2,322,600
                                                                       -------------------      -------------------
   Total gross deferred tax assets                                               2,688,000                3,281,600
   Less valuation allowance                                                     (1,705,000)                (959,000)
                                                                       -------------------      -------------------

   Net deferred tax assets                                             $           983,000      $         2,322,600
                                                                       ===================      ===================

   Deferred tax liabilities:
   Fixed assets, principally due to differences in depreciation                    341,000                  100,000
   Software development costs capitalized for financial reporting                  719,000                1,149,400
   Unrealized gain on marketable securities                                         19,000                   19,000
                                                                       -------------------      -------------------
   Total gross deferred tax liabilities                                          1,079,000                1,268,400
                                                                       -------------------      -------------------

   Net deferred tax liabilities (asset)                                $            96,000      $        (1,054,200)
                                                                       ===================      ===================

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

     The valuation allowance for deferred tax assets as of December 31, 1997 and 1998 was approximately $1,705,000 and $959,000 and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be allocated to goodwill and other noncurrent intangible assets.

     At December 31, 1998 the Company has net operating loss carryforwards for foreign income tax purposes of approximately $2,600,000.

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

     The Company's contributions to the Plan totaled approximately $135,000, $238,000 and $388,000 in 1996, 1997 and 1998, respectively.

(12) STOCK COMPENSATION PLANS

     1995 Stock Option Plan
     ----------------------

     On September 8, 1995, the Company amended and restated the Datastream Systems, Inc. 1995 Stock Option Plan (the "1995 Plan") to provide for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company's common stock. The Company's stockholders approved the amendment and restatement at the Company's 1996 annual meeting of stockholders held on May 25,1996. On December 26, 1996, the Company's Board of Director's authorized an additional 1,000,000 shares to be added to the 2,000,000 share limit available under the 1995 Plan, subject to stockholder approval. The Company's stockholders approved of this increase at the Company's 1997 annual meeting of stockholders held on June 13, 1997. Options granted under this plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

   Datastream Systems, Inc. 1997 European Stock Option Plan
   --------------------------------------------------------

   On June 13, 1997, the Company's board of directors approved the Datastream Systems, Inc. 1997 European Stock Option Plan (the "1997 EU Plan") to provide for grants of stock options to purchase shares of the Company's common stock to employees of the Company's subsidiaries in The Netherlands, the United Kingdom and France. The 1997 EU Plan consists of three sub-plans for each of the respective subsidiaries. Initially, the board authorized and reserved for issuance a total of 500,000 shares of common stock under the three sub-plans of the 1997 EU Plan (200,000 for The Netherlands sub-plan; 150,000 for the U.K. sub-plan; and 150,000 for the French sub-plan). On June 12, 1998, the board authorized and reserved a total of 110,000 additional shares of common stock for issuance under The Netherlands sub-plan (75,000 shares) and the French sub-plan (35,000 shares). Options granted pursuant to these plans have varying vesting patterns up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the particular option agreement. Options granted under the EU Plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

   Datastream Systems, Inc. 1998 Stock Option Plan
   -----------------------------------------------

   On May 8, 1998 and June, 12 1998, respectively, the Company's board of directors and stockholders approved and adopted the Datastream Systems, Inc. 1998 Stock Option Plan (the "1998 Plan") to provide for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock to the Company's employees. Options granted under this plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

   Datastream Systems, Inc. 1998 Singapore Stock Option Plan
   ---------------------------------------------------------

   On June 12, 1998 , the Company's board of directors authorized the establishment of the Datastream Systems, Inc. 1998 Singapore Stock Option Plan (the "Singapore Plan") and authorized and reserved for issuance 125,000 shares of common stock for grants of stock options under the Singapore Plan for the employees of the Company's Singapore subsidiary. Options granted pursuant to the Singapore Plan will vest incrementally over a period of one to three years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

  Datastream Systems, Inc. German Stock Option Plan, and Datastream Systems,
  --------------------------------------------------------------------------
  Inc. Australian Stock Option Plan
  ---------------------------------

  Although formal plan documents have not yet been finalized, the board of directors of the Company has authorized the establishment of stock option plans for the employees of the Company's subsidiaries in Germany and Australia. On June 12, 1998, the board of directors authorized and reserved for issuance 125,000 shares of common stock under the Datastream Systems, Inc. German Stock Option Plan. On December 11, 1998, the board of directors authorized and reserved for issuance 75,000 shares of common stock under the Datastream Systems, Inc. Australia Stock Option Plan.


  A summary of activity in the plans noted above during the periods indicated is as follows:


                                                                                              WEIGHTED-AVERAGE
                                                                         NUMBER OF                EXERCISE
                                                                           SHARES                   PRICE
                                                                   -------------------      -------------------
Stock options outstanding:
  Balance at December 31, 1996                                               1,618,208                     7.06

  Granted                                                                    1,705,516                     7.86
  Exercised                                                                   (313,018)                    6.57
  Forfeited                                                                   (172,334)                    8.52
                                                                   -------------------      -------------------

  Balance at December 31, 1997                                               2,838,372                     7.50

  Granted                                                                      625,626                    11.76
  Exercised                                                                   (301,126)                    6.76
  Forfeited                                                                   (148,566)                    8.66
                                                                   -------------------      -------------------

  Balance at December 31, 1998                                               3,014,306                     8.41
                                                                   ===================      ===================

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

  The following table summarizes information about stock options outstanding under the plans noted above at December 31, 1998:


                                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                              ----------------------------------   ----------------------------
                                                WEIGHTED AVERAGE                    WEIGHTED -
                                                   REMAINING                         AVERAGE
     RANGE OF                      NUMBERS        CONTRACTUAL         NUMBER         EXERCISE
     EXERCISE PRICES             OUTSTANDING         LIFE           EXERCISABLE       PRICE
---------------------------   ---------------   ----------------   ------------    ------------
         2.25 - 4.50               470,848           5.1              430,848          3.80
         4.50 - 6.75               130,370           8.2               39,100          6.38
         6.75 - 9.00             1,311,900           8.5              448,260          8.00
        9.00 - 11.25               794,040           8.1              347,902          9.46
       11.25 - 13.50               159,965           8.3               79,600         12.13
       13.50 - 15.75                80,433           8.9               15,599         15.25
       15.75 - 18.00                16,250           9.6                   --            --
       18.00 - 20.25                40,500           9.1                   --            --
       20.25 - 22.50                10,000           9.2                   --            --
                               --------------   ----------------   -------------     ----------

                                 3,014,306           7.8            1,361,309          7.32
                               ==============   ================   =============     ==========

  The per share weighted-average fair value of stock options granted under the plans noted above during 1997 and 1998 was $6.33 and $11.84 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, expected volatility of 85.07%, risk-free interest rate of 6.55%, and an expected life of 10 years; 1998 - expected dividend yield of 0%, expected volatility of 90.77%, risk-free interest rate of 5.21%, and an expected life of 10 years.

  Stock Option Plan for Directors
  -------------------------------

  On February 7, 1995, the Board of Directors of the Company established the Datastream Systems, Inc. Stock Option Plan for Directors (the "Directors' Plan") which provides for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to directors who are not employees of the Company. The Directors' Plan was amended and restated by the Board of Directors on April 12, 1996 and approved by the Company's stockholders at the Company's 1996 annual meeting of stockholders held May 23, 1996. Under the Director's Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 4,500 shares of Common Stock upon the commencement of their service as a director and (ii) 1,000 shares of Common Stock annually as of the first business day of each fiscal year.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


    A summary of activity in the Director's Plan during the periods indicated are as follows:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                       NUMBER OF     EXERCISE
                                                        SHARES        PRICE
                                                       ---------    ---------
    Stock options outstanding:

     Balance at December 31, 1996                        31,000         4.52
     Granted                                              8,000         9.56
     Exercised                                               --           --
                                                        -------      -------

     Balance at December 31, 1997                        39,000         5.56
     Granted                                              8,000        15.25
     Exercised                                               --           --
                                                        -------      -------

     December 31, 1998                                   47,000         7.21
                                                        =======      =======

    The following table summarizes information about stock options outstanding under the Director's Plan at December 31, 1998:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              -------------------------------------     -----------------------------------
                                                        WEIGHTED
                                                        AVERAGE                               WEIGHTED -
                                                       REMAINING                               AVERAGE
        RANGE OF                   NUMBERS            CONTRACTUAL           NUMBER             EXERCISE
     EXERCISE PRICES             OUTSTANDING             LIFE             EXERCISABLE            PRICE
  ----------------------      -----------------     ---------------    -----------------    ---------------
          2.25 - 4.50                 27,000                 6.1                 27,000             3.75
         9.00 - 11.25                 12,000                 7.7                 12,000             9.62
        13.50 - 15.75                  8,000                 9.0                     --               --
                                   ---------             -------              ---------          -------

                                      47,000                 7.0                 39,000             5.56
                                   =========             =======              =========          =======

    The per share weighted-average fair value of stock options granted under the Director's Plan during 1997 and 1998 was $5.31 and $13.54 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, expected volatility of 85.07%, risk-free interest rate of 7.24%, and an expected life of 10 years; 1998 - expected dividend yield of 0%, expected volatility of 90.77%, risk-free interest rate of 5.75%, and expected life of 10 years.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


     Employee Stock Purchase Plan
     ----------------------------

     On October 12, 1995, the Board of Directors of the Company adopted the Datastream Systems, Inc. Amended and Restated Employee Stock Purchase Plan (the "Purchase Plan"). The Company's stockholders approved the Plan at the Company's 1996 annual meeting of stockholders held May 23, 1996. The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 200,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 18,924 and 23,710 shares in 1997 and 1998, respectively.

     Under Statement No. 123, compensation expense for the Purchase Plan is determined based on the discount percentage at which the stock is purchased.

     The Company applies APB Opinion No. 25 in accounting for its stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for its stock options or for stock purchased under the Purchase Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options or based on the discount percentage under the Purchase Plan under Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  1997              1998
                                                  ----              ----
     Net income (loss)       As reported      $11,437,897      $ 4,700,505
                             Pro forma          6,422,066       (1,592,974)

     Basic:
        Net income (loss)     As reported     $       .62      $       .25
         per share            Pro forma               .35             (.08)

     Diluted:
        Net income (loss)     As reported     $       .59      $       .23
         per share            Pro forma               .33             (.08)

     Pro forma net income reflects options granted in 1995 through 1998. Compensation cost related to the Plans is reflected over the options' vesting period of one to five years. No options were granted prior to 1995.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


(13)  LEASES

      As Lessee
      ---------


      The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 1998, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2004 are as follows:

     1999                                                       $  1,236,477
     2000                                                            814,741
     2001                                                            617,470
     2002                                                            462,483
     2003                                                            145,732
     Thereafter                                                       95,663
                                                                ------------

                                                                $  3,372,566
                                                                ============

     Rent expense for the years ended December 31, 1996, 1997 and 1998 totaled $307,534, $1,367,830 and $1,069,569, respectively.

     As Lessor
     ---------

     The Company leases a portion of its building and related leasehold improvements to outside parties under noncancelable operating leases. Rental income (included in other income in the accompanying statement of operations) for the years ended December 31, 1996, 1997 and 1998 was $88,415, $338,957 and $126,308, respectively.

(14) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates principally in one industry segment which includes the development, marketing, selling and supporting of Microsoft and Oracle based software products for the industrial automation market.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


     The Company's principal areas of operation include the United States, Europe, Latin America and Asia. Information about the Company's operations in different geographic locations is as follows:

                                UNITED                          LATIN
                                STATES          EUROPE         AMERICA           ASIA             TOTAL
                            -------------   -------------   -------------    -------------    -------------
   1997:
      Total revenues        $  52,298,576   $  17,469,719   $          --    $          --    $  69,768,295
      Operating income         11,178,505       5,382,843              --               --       16,561,348
      Total assets             56,696,883       8,400,360              --               --       65,097,243

   1998:
      Total revenues           68,316,535      24,928,462       1,180,028        4,129,832       98,554,857
      Operating income         10,892,830       1,804,773      (1,061,354)      (1,087,810)      10,548,439
      Operating income
        before one-time
        charges                14,997,956       7,419,595         426,964        1,637,724       24,482,239
      Total assets             65,957,630      16,978,033       1,055,202        2,799,287       86,790,152

     In 1998, one-time charges include write-offs of capitalized software (see note 1(i)), write-off of in-process research and development, restructuring and other charges (see note 3).

     The United States revenues include international revenues of $8,100,000 and $7,200,000 for the years ended December 31, 1997 and 1998.

     For the year ended December 31, 1996, all revenues were generated from the United States and included approximately $4,354,000 of international sales.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


(15) RECONCILIATION OF BASIC AND DILUTED INCOME (LOSS) PER SHARE

                                                                                    PER SHARE
                                                    INCOME            SHARES          AMOUNT
     1996:
       Basic loss per share                    $ (28,009,729)    $  16,977,134         (1.65)
                                                                                  ===============
       Effect of dilutive securities:
         Stock options                                    --                --
                                               -------------     -------------
       Diluted loss per share                  $ (28,009,729)    $  16,977,134         (1.65)
                                               =============     =============    ===============

     1997:
       Basic income per share                  $  11,437,897     $  18,396,920           .62
                                                                                  ===============
       Effect of dilutive securities:
         Stock options                                    --           849,028
                                               -------------     -------------
       Diluted income per share                $  11,437,897     $  19,245,948           .59
                                               =============     =============    ===============

     1998:
       Basic income per share                  $   4,700,505     $  18,935,092           .25
                                                                                  ===============
       Effect of dilutive securities:
         Stock options                                    --         1,344,342
                                               -------------     -------------
       Diluted income per share                $   4,700,505     $  20,279,434           .23
                                               =============     =============    ===============

                         Independent Auditors' Report

The Board of Directors
Datastream Systems, Inc.:

Under the date of February 4, 1999, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included herein. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule listed in Item 14(a)2. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         /s/ KPMG Peat Marwick LLP


Greenville, South Carolina
February 4, 1999

                                                     DATASTREAM SYSTEMS, INC.

                                            Allowance for Doubtful Accounts Receivable


                                                Balance at             Provision for
                                                Beginning                Doubtful                                Balance at
           Description                           of Year               Accounts (1)         Deductions          End of Year
           -----------                           -------               -------------        ----------          -----------
Allowance for doubtful accounts
receivable:

Year ended December 31, 1996..........          $  244,475             $  602,616           $ (12,091)          $  835,000
                                                ==========             ==========           =========           ==========
Year ended December 31, 1997..........          $  835,000             $  986,300           $(231,390)          $1,589,910
                                                ==========             ==========           =========           ==========
Year ended December 31, 1998..........          $1,589,910             $1,943,463           $(459,536)           $3,073,837
                                                ==========             ==========           =========           ==========

(1) The Provision for Doubtful Accounts for 1997 and 1998 includes amounts established through acquisitions and other charges that are not reflected in bad debt expense on the statement of operations. These amounts are approximately $215,000 for 1997 and $1.5 million in 1998.

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER         DESCRIPTION

     3.1*           Amended and Restated Certificate of Incorporation.

     3.1(a)** Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

     3.2*           By-Laws.

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

     4.2*           Specimen Stock Certificate.

     10.1*** The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).

     10.1(a)**      First Amendment to the Datastream Systems, Inc. 1995 Stock
                    Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.

     10.1(b) Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.

     10.1(c) Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.

     10.2+ The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996).

     10.2(a)**      First Amendment to Datastream Systems, Inc. Stock Option
                    Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998.

     10.2(b) Second Amendment to the Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999.

     10.3++         The Datastream Systems, Inc. 1998 Stock Option Plan.

     10.3(a) First Amendment to the Datastream Systems, Inc. 1998 Stock Option Plan, dated March 12, 1999.

     21             Subsidiaries of the Company.

     23             Consent of KPMG Peat Marwick LLP.

     24             Power of Attorney (included on signature page hereto).

     27             Financial Data Schedule.

_________

* Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Company's Registration Statement on Form S-1 (File No. 33-89498).

** Incorporated herein by reference to exhibit of the same number in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590)

*** Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

+ Incorporated herein by reference to Appendix C to the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, filed April 23, 1996 (File No. 000-25590).

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590)