Form 10-Q
period 1999-03-31
DATASTREAM SYSTEMS INC
filed 1999-05-07
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10Q

(Mark One)
__X__            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable
date: MARCH 31, 1998    19,216,659 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                          Quarter ended March 31, 1999

                                      Index

                                    Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                          3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 1998 and March 31, 1999
                Assets                                                4
                Liabilities and Stockholders' Equity                  5

           Consolidated Income Statements -
                for the Three Months ended March 31,1998 and 1999     6

           Consolidated Statement of Changes in Stockholders'
                Equity and Comprehensive Income -
                for the Three Months ended March 31, 1999             7

           Consolidated Statements of Cash Flows -
                for the Three Months ended March 31, 1998 and 1999    8

           Notes to the Consolidated Financial Statements             9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11

Item 3.    Quantitative and Qualitative Disclosures About             14
           Market Risk


Part II.   Other Information                                          15


Signature                                                             16

PART I.     CONSOLIDATED FINANCIAL INFORMATION


                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, Datastream Systems, Inc. ("Datastream" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: increasing competition in the markets in which the Company competes; the ability of the Company to enhance its current products and develop new products that address technological and market developments; risks associated with increasing international sales, including, but not limited to, exposure to foreign exchange fluctuations and the ability of the Company to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles in certain regions where the Company markets its products, especially in connection with the Company's high-end products; the Company's ability to complete the implementation of its Year 2000 program on a timely basis and the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports, including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 1998.

The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets


                                                   December 31,       March 31,
                                                       1998             1999
                                                       ----             ----
                                                                   (unaudited)
Current assets:
   Cash and cash equivalents                         $6,739,209      $9,694,211
   Accounts receivable, net of allowance
      for doubtful accounts of $3,073,837
      and $ 3,482,977, respectively                  32,440,963      33,296,327
   Unbilled receivables                               2,761,922       2,899,014
   Investments                                        2,574,898             160
   Prepaid expenses                                   1,633,227       1,623,003
   Inventories                                          274,502         152,653
   Deferred income taxes                              2,322,600       2,322,600
   Other assets                                       1,662,716       1,662,605
                                                      ---------       ---------
        Total current assets                         50,410,037      51,650,573

Investments                                           2,034,744       6,344,744
Property and equipment, net                          12,886,791      12,647,699
Goodwill, net                                        18,323,801      17,559,686
Capitalized software development costs,
   net of accumulated amortization of
   $3,180,813 and $3,764,204, respectively            3,134,779       3,518,395
                                                      ---------       ---------
        Total assets                                $86,790,152     $91,721,097
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Continued)

                      Liabilities and Stockholders' Equity


                                                   December 31,       March 31,
                                                       1998             1999
                                                       ----             ----
                                                                   (unaudited)
Current liabilities:
   Accounts payable                                  $3,143,893      $3,769,529
   Other accrued liabilities                          9,768,179       8,844,917
   Income taxes payable                               2,762,451       4,491,898
   Current portion of long-term debt                    650,884         591,163
   Unearned revenue                                   8,292,829       9,780,062
                                                      ---------       ---------
        Total current liabilities                    24,618,236      27,477,569
Long-term debt, less current portion                    297,092         284,493
Deferred income taxes                                 1,268,400       1,268,400
                                                      ---------       ---------
        Total liabilities                            26,183,728      29,030,462
                                                     ----------      ----------

Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized;
     none issued                                              -               -
   Common stock, $.01 par value,
     40,000,000 shares authorized;
     19,183,305 shares issued and outstanding
           at December 31, 1998,
     19,216,659 shares issued and outstanding
           at March 31, 1999                            191,833         192,167
   Additional paid-in capital                        66,138,405      66,447,050
   Accumulated deficit                               (6,675,096)     (3,028,460)
   Other accumulated comprehensive income (loss)        951,282          (1,372)
   Treasury stock, 0 shares at December 31, 1998 and
      100,000 shares at March 31, 1999, at cost               -        (918,750)
                                                     ----------      ----------
        Total stockholders' equity                   60,606,424      62,690,635
                                                     ----------      ----------
        Total liabilities and stockholders' equity  $86,790,152     $91,721,097
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)
                   Three months ended March 31, 1998 and 1999

                                                     March 31,        March 31,
                                                       1998             1999
                                                       ----             ----

Revenues:
   Product                                          $ 7,365,099    $ 10,422,468
   Professional service                               8,955,524      13,173,938
   Support                                            3,808,038       5,202,315
                                                      ---------       ---------
      Total revenues                                 20,128,661      28,798,721

Cost of revenues:
   Cost of product revenues                             776,139       1,118,477
   Cost of professional service revenues              4,144,932       6,689,912
   Cost of support revenues                             929,829       1,317,820
   Write-off of capitalized software                    597,944               -
                                                      ---------       ---------
      Total cost of revenues                          6,448,844       9,126,209
                                                      ---------       ---------
      Gross profit                                   13,679,817      19,672,512

Operating expenses:
   Sales and marketing                                5,549,360       7,655,576
   Product development                                1,521,755       2,897,020
   General and administrative                         2,029,787       3,407,420
   Write-off of in-process research and development   2,057,008               -
                                                      ---------       ---------
      Total operating expenses                       11,157,910      13,960,016
                                                     ----------      ----------
      Operating income                                2,521,907       5,712,496

Other income (expense):
   Interest income                                      205,790         128,600
   Interest expense                                     (28,266)        (52,370)
   Other                                                 75,988          45,823
                                                         ------          ------
      Net other income                                  253,512         122,053

      Income before income taxes                      2,775,419       5,834,549

Income taxes                                          2,064,156       2,187,913
                                                      ---------       ---------
Net income                                          $   711,263     $ 3,646,636
                                                    ===========     ===========

   Basic net income per share                       $       .04     $       .19
                                                    -----------     -----------
   Diluted net income per share                     $       .04     $       .18
                                                    -----------     -----------

   Basic weighted average number of common and
      common equivalent shares outstanding           18,640,122      19,203,241
   Diluted weighted average number of common and
      common equivalent shares outstanding           20,246,844      19,837,256

See accompanying notes to consolidated financial statements.

                   Datastream Systems, Inc. and Subsidiaries

     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                   (unaudited)

                    For the three months ended March 31, 1999


                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)      Income         Stock       Equity
                                   -----      -------      ---------      ------         -----       ------

Balance at December 31, 1998    $191,833   $66,138,405   $(6,675,096)   $ 951,282      $       -    $60,606,424

Comprehensive income
   Net income                          -             -     3,646,636            -              -      3,646,636
   Foreign currency
     translation adjustment            -             -             -     (952,654)             -       (952,654)
                                                                                                       --------
Total comprehensive income                                                                            2,693,982
                                                                                                      ---------
Exercise of stock options            133       112,395             -            -              -        112,528

Stock issued for Employee
   Stock Purchase Plan               201       196,250             -            -              -        196,451

Acquisition of 100,000 common shares   -             -             -            -       (918,750)      (918,750)


Balance at March 31, 1999       $192,167   $66,447,050   $(3,028,460)   $  (1,372)     $(918,750)   $62,690,635
                                ========   ===========   ===========    =========      =========    ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                            Statements of Cash Flows
                                   (unaudited)

                   Three months ended March 31, 1998 and 1999

                                                     March 31,        March 31,
                                                       1998             1999
                                                       ----             ----

Cash flows from operating activities:
   Net income                                       $   711,263     $ 3,646,636
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                      683,900       1,140,395
      Amortization of capitalized software
          development costs                             195,133         583,391
      Amortization of goodwill                          272,750         764,115
      Other accumulated comprehensive income           (323,882)       (952,648)
      Accretion of investment discount, net             (60,115)           (320)
      (Gain) Loss on disposal of fixed assets                 -         (32,809)
      Provision for doubtful accounts                   282,377         409,140
      Write-off of in-process
          research and development                    2,057,008               -
      Write-off of capitalized software                 597,944               -
      Changes  in  operating assets and liabilities,
          net  of  effects  of acquisitions:
          Accounts receivable                        (1,837,672)     (1,264,504)
          Unbilled receivable                          (771,969)       (137,092)
          Accrued interest receivable                   (24,194)         10,237
          Prepaid expenses                             (582,338)         10,224
          Inventories                                   112,782         121,849
          Other assets                                 (437,541)        (10,127)
          Accounts payable                              659,629         625,635
          Other accrued liabilities                     694,499        (923,262)
          Income taxes payable                          983,101       1,729,047
          Unearned revenue                            2,284,878       1,487,233
                                                      ---------       ---------
       Net cash provided by (used in)
          operating activities                        5,497,553       7,207,140
                                                      ---------       ---------
Cash flows from investing activities:
   Purchase of investments                             (372,891)     (4,310,000)
   Proceeds from sale and maturities of investments   4,853,860       2,575,058
   Additions to property and equipment               (1,212,368)       (868,098)
   Capitalized software development costs              (806,836)       (967,007)
   Cash paid for acquisition, net of cash acquired   (6,467,189)              -
                                                      ---------       ---------
       Net cash used in investing activities         (4,005,424)     (3,570,047)
                                                      ---------       ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options              473,699         112,528
   Proceeds from issuances of shares under employee
          stock purchase plan                            74,547         196,451
   Cash paid to acquire treasury stock                        -        (918,750)
   Principal payments on long-term debt                  (1,667)        (72,320)
                                                      ---------       ---------
       Net cash provided by (used in)
          financing activities                          546,579        (682,091)
                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalent   2,038,708       2,955,002
Cash and cash equivalents at beginning of perio       2,409,387       6,739,209
                                                      ---------       ---------
Cash and cash equivalents at end of period          $ 4,448,095     $ 9,694,211
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream  Systems,  Inc. (the "Company" or  "Datastream")  develops,  markets, sells  and  supports  Microsoft  and  Oracle  based  software  products  for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Chile, Venezuela, Peru, Malaysia, Australia, Indonesia, Singapore, China and South Africa. The company operates principally in one industry segment.

The company made the following acquisitions during 1998:

On March 31, 1998, the Company acquired Insta Instandhaltung technischer Anlagen GmbH ("Insta"), a German corporation headquartered in Munich, Germany.

On June 16, 1998, the Company acquired Strategic Information Systems PTE Ltd., a Singapore corporation ("SIS").

On July 13, 1998, the Company acquired certain assets of Datastream (Pacific) Pty Ltd., an Australian corporation ("DSTM-PAC").

On  September  2,  1998,  the  Company  acquired   Computec  Sistemas  S.A.,  an
Argentinean corporation, and its affiliate Computec Sistemas Mexicana S.A. de C.V., a Mexican corporation (together "Computec").


The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1999. Other than as indicated herein, there have been no significant changes from the financial data published in those reports. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

Results for interim periods are not necessarily indicative of results expected for the full year.

B.  Accounting Policies

Revenue Recognition

The Company's revenue, which consists primarily of fees for product sales, professional services and support, is recognized in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". Revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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

Net Income Per Share

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

                                                           Per Share
                                        Income     Shares   Amount
    March 31, 1999:
        Basic income per share               $ 3,646,636   19,203,241     .19
        Effect of dilutive securities:                                    ===
           Stock options                               -      634,015
                                             -----------   ----------
        Diluted income per share             $ 3,646,636   19,837,256     .18
                                             ===========   ==========     ===

      March 31, 1998:
        Basic income per share               $   711,263   18,640,122     .04
                                                                          ===
        Effect of dilutive securities:
           Stock options                               -    1,606,722
                                             -----------   ----------
        Diluted income per share             $   711,263   20,246,844     .04
                                             ===========   ==========     ===

C. Restructuring Charges

In 1998, the Company determined that it was necessary to aggressively migrate its current and future products to a new web-based technology platform and developed a plan to restructure certain of its operations in response to increased competition and rapidly changing technology. The restructuring plan required the discontinuance of certain internally developed and acquired products and the reorganization of the Company's product development and distribution structures domestically and internationally to improve efficiencies and customer service and eliminate redundancy. As a result, the Company recorded a restructuring charge at December 31, 1998 of $3,977,000 and established certain reserves for the costs.

As the Company implemented its restructuring plan during Q1 1999, it determined that certain of the estimates used at the time the restructuring plan was prepared had changed. Due to natural attrition, restructuring costs for the involuntary terminations related to centralization of product development, services and support functions were determined to be lower than originally estimated. The Company also recognized it would face higher costs related to the credit risks and warranty on outstanding receivables balances in connection with product obsolescence. The change in the estimated costs are as follows:

                                        Original Charge      Reallocated Charge
Involuntary terminations related to
     centralized functions               $2,421,000           $1,425,000
Provision for credit risk and warranty
     on obsolete products                   900,000            2,000,000
Costs of closing redundant facilities       656,000              552,000
                                            -------              -------
Total                                    $3,977,000           $3,977,000
                                         ==========           ==========

As of March 31, 1999, approximately $679,000 of the restructuring accruals were utilized as follows: $120,000 for severance and related costs, $237,000 for costs of closing redundant facilities and $322,000 for provisions for increased credit risks.

D.  Datastream Systems, Inc. Argentinean Stock Option Plan

On March 12, 1999, the Company's board of directors authorized the establishment of the Datastream Systems, inc. Argentinean Stock option Plan (the "Argentina Plan") and authorized and reserved for issuance 125,000 shares of common stock for grants of stock options under the Argentina Plan for the employees of the Company's Argentinean subsidiary. Generally, options granted pursuant to the Argentina Plan will vest incrementally over a period of one to three years, depending on the terms of the particular option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.


E. Recent Accounting Pronouncements

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

     This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption "'Safe Harbor' Statement Under the Private Securities Litigation Reform Act of 1995". Readers of this Report are encouraged to read such statement carefully.

Overview

     The Company offers a complete family of "computerized maintenance management systems" ("CMMS") and "enterprise asset management" ("EAM") systems to the maintenance, repair and operations ("MRO") industry. Generally these products consists of 4 major categories based on price and functionality. MaintainIt/MaintainIt Pro are off-the-shelf, entry-level solutions for small to medium businesses. MP2 Professional is a full-featured integrated maintenance system for small to mid-size companies. MP2 Enterprise combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database. MP5 (formally R5 CAMMS) is a high-end client-server EAM product. Datastream supports its software products through professional services, including installation, consulting, integration, custom programming and training. On-going technical support services are supplied pursuant to renewable annual technical support contracts.

Results of Operations

     Total Revenues. The Company reported higher revenues for the first quarter of 1999. Total revenues increased 43% to $28,798,721 in the first quarter of 1999 from $20,128,661 in the first quarter of 1998 due to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations. The first quarter of 1999 includes $3,246,029 of revenue from the entities of Insta, SIS, DSTM-PAC and Computec, which were acquired during 1998.

     Product revenues increased 42% to $10,422,468 (36% of total revenues) in the first quarter of 1999 from $7,365,099 (37% of total revenues) in the first quarter of 1998, as a result of the growth in product sales, including MP5, MP2 Enterprise and MP2 Professional - Access, and the growth in international sales.

     Professional service revenues increased 47% to $13,173,938 (46% of total revenues) in the first quarter of 1999 from $8,955,524 (45% of total revenues) in the first quarter of 1998. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems.

     Technical support revenues for the first quarter 1999 increased 37% to $5,202,315 (18% of total revenues) from $3,808,038 (19% of total revenues) in the first quarter of 1998, primarily due to the expansion of the Company's installed base of systems.

     Cost of Revenues. Cost of revenues increased 42% to $9,126,209 (32% of total revenues) in the first quarter of 1999, as compared to $6,448,844 (32% of total revenues) in the comparable quarter of 1998. The increase in cost of revenues is attributed to increased expenses incurred in the Professional Services and Support Departments related to salaries and customer reimbursed travel and increased amortization of capitalized software.

     Cost of product revenues was 4% of total revenues in the first quarter of 1999, and 4% of total revenues during the same period of 1998. The overall increase in cost of product revenues is attributed to increased amortization expense for capitalized software.

     Cost of professional service revenues was 23% of total revenues during the first quarter of 1999, and 21% of total revenues during the same period in 1998. The increase as a percentage of total revenues was due to higher costs of providing services in the companies acquired during 1998 and costs incurred in implementing international organizational changes.

     Cost of technical support service revenues was 5% of total revenues during the first quarter of 1999 and 5% of total revenues during the same period in 1998.

     Cost of revenues for the first quarter of 1998 includes a $597,944 write-off of capitalized software (3% of total revenues) which became obsolete as a result of the acquisition of Insta.

     Sales and Marketing Expenses. Sales and marketing expenses increased 38% to $7,655,576 (27% of total revenues) during the first quarter of 1998 from $5,549,360 (28% of total revenues) during the first quarter in 1998, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue.

     Product Development Expenses. Total product development expenditures increased 66% to $3,864,027 (13% of total revenues) during the first quarter of 1999 from $2,328,591 (12% of total revenues) during the same period in 1998. The capitalized portion of these amounts were $967,007 and $806,836, respectively. Giving effect to amounts capitalized, product development expense increased 90% to $2,897,020 (10% of total revenues) in the first quarter of 1999 from $1,521,755 (8% of total revenues) during the same period in 1998. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP2 7.0 and e-mro, foreign language development and other new products. FASB No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility requires considerable judgment by management with respect to changes in software and hardware technologies. Due to changes in the development process and increased complexity in the products, costs incurred after technological feasibility has been attained are not expected to be significant in future quarters and will be expensed as incurred.

     General and Administrative Expenses. General and administrative expenses increased 68% to $3,407,420 (12% of total revenues) during the first quarter of 1999 from $2,029,787 (10% of total revenues) in the first quarter of 1998, primarily due to increased amortization of goodwill related to the 1998 acquisitions of Insta, SIS, DSTM-PAC, Computec and Computec-Mexico and costs incurred implementing international organizational changes.

     Write-off of in-process research and development costs. During the first quarter of 1998, the Company expensed $2,057,008 of in-process research and development acquired as part of the acquisition of Insta.

     Miscellaneous Income. Miscellaneous income decreased to $45,823 in the first quarter of 1999 from $75,988 in the first quarter of 1998. The decrease was due to decreased rental income from leasing of the Company's building in Greenville, South Carolina. Beginning in the third quarter of 1998, the Company no longer leased any of the building to third parties.

     Interest Income/(Expense). Interest income decreased to $128,600 in the first quarter of 1999 from $205,790 in the first quarter of 1998, due to lower investment balances realized upon completion of the 1998 acquisitions. Interest expense increased to $52,370 in the first quarter of 1999 from $28,266 in the first quarter of 1998, due to increase debt balances acquired during the 1998 acquisitions.

     Tax Rate. The Company's effective tax rate was 37.5% for the first quarter of 1999 as compared to 38% before non-deductible items associated with the acquisition of Insta for the first quarter of 1998.

     Net Income. Net income increased 81% to $3,646,635 (13% of total revenues) in the first quarter of 1999 from $711,263 (4% of total revenues) in the first quarter of 1998. This increase is largely attributed to the charges for the acquisition of Insta on March 31, 1998. Without the acquisition related charges, net income would have increased 8%.

Liquidity and Capital Resources

     The Company has funded its operating activities entirely from cash generated from operations. The Company ended its first quarter of 1999 with $9,694,211 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

     On March 19, 1999 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. At March 31, 1999 the company had repurchased 100,000 shares at a cost of $918,750. The shares are classified as treasury stock on the balance sheet and are reported at cost.

     The Company's principal commitments as of March 31, 1999, consisted primarily of long term debt assumed in the acquisitions, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and available for sale investments will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Year 2000

DATASTREAM DESIGNATES ALL STATEMENTS MADE BY IT IN THIS REPORT REGARDING ITS YEAR 2000 EFFORTS AS "YEAR 2000 READINESS DISCLOSURES." SUCH DISCOSURES ARE MADE PURSUANT TO THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

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

     The Committee is responsible for (i) identifying and collecting data on all Internal Systems, (ii) determining which Internal Systems need corrective action, (iii) modifying, upgrading or replacing those systems and conducting follow-up testing, and (iv) establishing related contingency plans where necessary. The Committee has identified all Internal Systems that may have Year 2000 issues, has contacted the manufacturers of those systems to determine whether they are Year 2000 ready, and has assessed the cost and timing of achieving readiness. Based on information received from substantially all of the manufacturers, the Committee anticipates that corrective actions for the Company's Internal Systems will be completed and tested by the end of the second quarter of 1999. However, the Committee believes that all of Datastream's critical Internal Systems are currently Year 2000 ready. The Committee intends to complete contingency planning for Internal Systems (if any) that may not be Year 2000 ready during the second and third quarters of 1999. The Company expects its contingency plans to include, among other things, manual work arounds for software and hardware failures, as well as substitution of systems, suppliers and/or vendors, if necessary.

     The Company believes that the current versions of its products are Year 2000 compliant. The Company generally defines a product as Year 2000 "compliant" when that product (i) stores and calculates dates consistent with a four-digit format, (ii) provides the user a two-digit short-cut that is recognized in a four-digit format clearly defined in its documentation, (iii) can correctly execute leap year calculations, (iv) does not use special values for dates, and
(v) correctly processes date specific data from and after January 1, 2000. The Company regularly runs regression tests on its software, including tests of the Year 2000 date rollover. Based on these tests, the Company does not anticipate that current versions of the Company's products will be materially adversely affected by date changes involving year 2000. The Company has notified its customers of the need to migrate to current products that management believes are Year 2000 compliant and, where appropriate, has made available to them a software patch that management believes will bring these products into Year 2000 compliance. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. The Company's products increasingly are installed as part of substantial integrated systems utilized by customers, which systems may not be Year 2000 compliant. Also, certain customers of the Company may still be running earlier versions of the Company's products that are not Year 2000 compliant. If the Company is included in any Year 2000 claims by its customers or customers of systems integrators, whether or not such claims have merit, it could have a material adverse effect on the Company's business, operating results and financial condition.

     To date, the Company has not incurred expenses in excess of $325,000 in its Year 2000 efforts in connection with both Internal Systems and products. The Company estimates that total costs associated with corrective actions taken with respect to its Internal Systems and product upgrades will be immaterial.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


     The Company did not experience any material changes in market risk in the first quarter of 1999.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

     Since January 11, 1999, Datastream, Larry G. Blackwell and Daniel H. Christie have been named as defendants in shareholder class action lawsuits filed in the United States District Court for the District of South Carolina, Greenville Division. The complaints alleged violations of Section 10(b) and 20(a) of the Exchange Act of 1934. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. The Company has not yet filed its answer to the complaints filed to date, and expects a single, consolidated, amended complaint to be filed during the second or third quarter of 1999.

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

           Not Applicable

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                27   Financial Data Schedule

           (b)  Reports on Form 8-K

                The Company filed an Amended Current Report on Form 8-K/A on January 11, 1999 to report the Company's issuance of shares of common stock related to the acquisition of Datastream (Pacific) PTY Ltd. on July 13, 1998.

                The Company filed a Current Report on Form 8-K on February 17, 1999 to report the Company's announcement of its voluntary restatement of results of operations for the first, second and third quarters of fiscal year 1998 to reduce the charge for in-process research and development and to increase the related goodwill amortization expense in connection with the acquisitions of Insta Instandhaltung technischer Anlagen GmbH on March 31, 1998 and Strategic Information Systems PTE Ltd. on June 16, 1998.

                The Company filed a Current Report on Form 8-K on March 19, 1999 to report the Company's announcement of a stock repurchase plan.

                The Company filed a Current Report on Form 8-K on April 26, 1999 to report changes in the Company's management.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Datastream Systems, Inc.


 Date:   5/7/99                /s/ C. Alex Estevez
                               -------------------
                               C. Alex Estevez
                               Chief Financial Officer (principal
                               financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit Number                 Description

27                             Financial Data Schedule