Form 10-Q
period 1999-06-30
DATASTREAM SYSTEMS INC
filed 1999-08-11
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

APPLICABLE   ONLY  TO  CORPORATE   ISSUERS:   Indicate  the  number  of  shares
outstanding  of the issuer's  common stock as of the latest  practicable  date:
June 30, 1998    19,261,046 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                           Quarter ended June 30, 1999

                                      Index

                                                                 Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                          3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 1998 and June 30, 1999
                Assets                                                4
                Liabilities and Stockholder' Equity                   5

           Consolidated Income Statements -
                for the Three Months ended June 30,  1998 and 1999    6

           Consolidated Income Statements -
                for the Six Months ended June 30,  1998 and 1999      7

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Income -
                for the Six Months ended June 30, 1999                8

           Consolidated Statements of Cash Flows -
                for the Six Months ended June 30, 1998 and 1999       9

           Notes to the Consolidated Financial Statements             10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              12

Item 3.    Quantitative and Qualitative Disclosures About             15
           Market Risk


Part II.   Other Information                                          16


Signature                                                             17

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

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                                   December 31,       June 30,
                                                       1998             1999
                                                       ----             ----
                                                                   (unaudited)
Current assets:
   Cash and cash equivalents                        $ 6,739,209    $ 9,755,402
   Accounts receivable, net of allowance
     for doubtful accounts of $3,073,837
      and $ 3,449,224, respectively                  32,440,963     32,438,424
   Unbilled receivables                               2,761,922      2,817,003
   Investments                                        2,574,898      2,034,904
   Prepaid expenses                                   1,633,227      1,909,253
   Inventories                                          274,502         40,430
   Deferred income taxes                              2,322,600      2,322,600
   Other assets                                       1,662,716      2,085,790
                                                      ---------      ---------
        Total current assets                         50,410,037     53,403,806

Investments                                           2,034,744      4,260,000
Property and equipment, net                          12,886,791     12,546,477
Goodwill, net                                        18,323,801     16,795,571
Capitalized software development costs,
     net of accumulated  amortization of
     $3,180,813 and $4,529,849, respectively          3,134,779      2,752,749
                                                      ---------      ---------
        Total assets                                $86,790,152    $89,758,603
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Continued)

                      Liabilities and Stockholders' Equity

                                                   December 31,       June 30,
                                                       1998             1999
                                                       ----             ----
                                                                   (unaudited)
Current liabilities:
   Accounts payable                                 $ 3,143,893    $ 3,045,645
   Other accrued liabilities                          9,768,179      8,534,357
   Income taxes payable                               2,762,451      3,924,759
   Current portion of long-term debt                    650,884         28,255
   Unearned revenue                                   8,292,829      7,968,990
                                                      ---------      ---------
        Total current liabilities                    24,618,236     23,502,006

Long-term debt, less current portion                    297,092        263,815
Deferred income taxes                                 1,268,400      1,268,400
                                                      ---------      ---------
        Total liabilities                            26,183,728     25,034,221
                                                     ----------     ----------
Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized; none issued                 -              -
   Common stock, $.01 par value,
     40,000,000 shares authorized;
     19,183,305 shares issued and outstanding
          at December 31, 1998,
     19,261,046 shares issued and outstanding
          at June 30, 1999                              191,833        192,611
   Additional paid-in capital                        66,138,405     66,848,619
   Accumulated deficit                               (6,675,096)       (18,116)
   Other accumulated comprehensive income               951,282        255,905
   Treasury stock, 0 shares at December 31, 1998 and
      280,000 shares at June 30, 1999, at cost                -     (2,554,637)
                                                     ----------     ----------
        Total stockholders' equity                   60,606,424     64,724,382
                                                     ----------     ----------
        Total liabilities and stockholders' equity  $86,790,152    $89,758,603
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)
                    Three months ended June 30, 1998 and 1999

                                                     June 30,         June 30,
                                                       1998             1999
                                                       ----             ----

Revenues:
   Product                                          $ 9,332,113    $10,594,653
   Professional service                               9,831,906     14,181,376
   Support                                            4,278,451      5,768,104
                                                     ----------     ----------
      Total revenues                                 23,442,470     30,544,133

Cost of revenues:
   Cost of product revenues                             494,928        530,778
   Cost of professional service revenues              5,220,774      8,181,861
   Cost of support revenues                           1,214,502      1,280,993
   Amortization and
    write-off of capitalized software                   276,702        765,645
                                                     ----------     ----------
      Total cost of revenues                          7,206,906     10,759,277
                                                     ----------     ----------
       Gross profit                                  16,235,564     19,784,856

Operating expenses:
   Sales and marketing                                6,491,694      7,972,922
   Product development                                1,961,458      3,944,607
   General and administrative                         1,445,828      2,463,502
   Amortization of goodwill                             569,259        764,115
   Write-off of in-process research and development
    and other acquisition charges                     1,360,000              -
                                                     ----------     ----------
      Total operating expenses                       11,828,239     15,145,146
                                                     ----------     ----------
      Operating income                                4,407,325      4,639,710

Other income (expense):
   Interest income                                      146,498        109,567
   Interest expense                                     (31,246)       (29,599)
   Other                                                 87,978         58,367
                                                         ------         ------
      Net other income                                  203,230        138,335

      Income before income taxes                      4,610,555      4,778,045

Income taxes                                          2,358,455      1,767,700
                                                     ----------     ----------
Net income                                          $ 2,252,100    $ 3,010,345
                                                    ===========    ===========

   Basic net income per share                       $       .12    $       .16
                                                    -----------    -----------
   Diluted net income per share                     $       .11    $       .15
                                                    -----------    -----------

   Basic weighted average number of common and
      potential common shares outstanding            18,870,916     19,016,280
   Diluted weighted average number of common and
      potential common shares outstanding            20,595,098     19,842,144

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)
                     Six months ended June 30, 1998 and 1999

                                                     June 30,         June 30,
                                                       1998             1999
                                                       ----             ----
Revenues:
   Product                                          $16,697,210    $21,017,121
   Professional service                              18,787,430     27,355,315
   Support                                            8,086,490     10,970,418
                                                     ----------     ----------
      Total revenues                                 43,571,130     59,342,854

Cost of revenues:
   Cost of product revenues                           1,150,934      1,065,865
   Cost of professional service revenues              9,365,706     14,871,773
   Cost of support revenues                           2,144,331      2,598,813
   Amortization and
    write-off of capitalized software                   994,779      1,349,036
                                                     ----------     ----------
      Total cost of revenues                         13,655,750     19,885,487
                                                     ----------     ----------
      Gross profit                                   29,915,380     39,457,367

Operating expenses:
   Sales and marketing                               12,041,054     15,628,497
   Product development                                3,483,212      6,841,627
   General and administrative                         3,127,865      5,106,808
   Amortization of goodwill                             917,009      1,528,230
   Write-off of in-process research and development
    and other acquisition charges                     3,417,008              -
                                                     ----------     ----------
      Total operating expenses                       22,986,148     29,105,162
                                                     ----------     ----------
      Operating income                                6,929,232     10,352,205

Other income (expense):
   Interest income                                      352,288        238,168
   Interest expense                                     (59,513)       (81,970)
   Other                                                163,966        104,190
                                                        -------        -------
      Net other income                                  456,741        260,388

      Income before income taxes                      7,385,973     10,612,593

Income taxes                                          4,422,611      3,955,613
                                                     ----------     ----------
Net income                                          $ 2,963,362    $ 6,656,980
                                                    ===========    ===========

   Basic net income per share                       $       .16    $       .35
                                                    -----------    -----------
   Diluted net income per share                     $       .15    $       .34
                                                    -----------    -----------

   Basic weighted average number of common and
      potential common shares outstanding            18,755,519     19,109,761
   Diluted weighted average number of common and
      potential common shares outstanding            20,420,971     19,839,700

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                   (unaudited)

                     For the six months ended June 30, 1999


                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)      Income         Stock       Equity
                                   -----      -------      ---------      ------         -----       ------

Balance at December 31, 1998    $191,833   $66,138,405   $(6,675,096)   $ 951,282    $       -      $60,606,424

Comprehensive income
   Net income                          -             -      6,656,980           -              -      6,656,980
   Foreign currency
     translation adjustment            -             -              -    (695,377)             -       (695,377)
                                                                                                       --------
Total comprehensive income                                                                            5,961,603
                                                                                                      ---------
Exercise of stock options            577       472,039              -           -              -        472,616

Stock issued for Employee
   Stock Purchase Plan               201       196,250              -           -              -        196,451

Amortization of compensatory
   stock options                       -        41,925              -           -              -         41,925

Acquisition of 280,000 common shares   -             -              -           -     (2,554,637)    (2,554,637)


Balance at June 30, 1999        $192,611   $66,848,619   $    (18,116)  $ 255,905    $(2,554,637)   $64,724,382
                                ========   ===========   ============   =========    ===========    ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                     Six months ended June 30, 1998 and 1999

                                                     June 30,         June 30,
                                                       1998             1999
                                                       ----             ----
Cash flows from operating activities:
   Net income                                       $ 2,963,362    $ 6,656,980
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    1,456,146      2,204,343
      Amortization of capitalized software
       development costs                                547,251      1,349,036
      Amortization of goodwill                          767,009      1,528,230
      Other accumulated comprehensive income           (267,465)      (695,377)
      Accretion of investment discount, net            (104,741)          (320)
      Gain on disposal of fixed assets                        -        (57,760)
      Provision for doubtful accounts                    85,411        587,387
      Amortization of compensatory stock options              -         41,925
      Write-off of in-process
          research and development                    3,417,008              -
      Write-off of capitalized software                 597,944              -
      Changes in operating assets and liabilities,
          net of effects of acquisitions:
       Accounts receivable                           (4,690,979)      (372,847)
       Unbilled receivable                             (464,838)      (267,081)
       Accrued interest receivable                        5,178         21,826
       Prepaid expenses                              (1,525,005)      (276,026)
       Inventories                                      345,623        234,072
       Other assets                                    (353,639)      (444,900)
       Accounts payable                               1,386,412        (98,247)
       Other accrued liabilities                     (3,362,101)    (1,233,819)
       Income taxes payable                           1,449,799      1,162,308
       Unearned revenue                               2,047,378       (323,839)
                                                      ---------     ----------
       Net cash provided by operating activities      4,299,753     10,015,891
                                                      ---------     ----------
Cash flows from investing activities:
   Purchase of investments                           (1,705,401)    (4,310,000)
   Proceeds from sale and maturities of investments  11,269,760      2,625,058
   Additions to property and equipment               (1,768,622)    (1,806,273)
   Capitalized software development costs            (1,694,081)      (967,007)
   Cash paid for acquisition, net of cash acquired  (10,054,691)             -
                                                     ----------     ----------
       Net cash used in investing activities         (3,953,035)    (4,458,222)
                                                     ----------     ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options            1,203,879        472,616
   Proceeds from issuances of shares under employee
       stock purchase plan                               74,547        196,451
   Cash paid to acquire treasury stock                        -     (2,554,637)
   Principal payments on long-term debt                (130,515)      (655,906)
                                                     ----------     ----------
       Net cash provided by (used in)
          financing activities                        1,147,911     (2,541,476)
                                                     ----------     ----------
Net increase in cash and cash equivalents             1,494,629      3,016,193
Cash and cash equivalents at beginning of period      2,409,387      6,739,209
                                                     ----------     ----------
Cash and cash equivalents at end of period          $ 3,904,016    $ 9,755,402
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") develops, markets, sells and supports Microsoft and Oracle based software products for the industrial automation market. These products serve the desktop, file server, client-server and enterprise-wide networking environments. Datastream's software enables users to schedule preventive maintenance, record equipment maintenance histories, organize and control spare parts inventories, schedule equipment and parts inventory purchases and deploy maintenance personnel. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Ireland, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Chile, Venezuela, Peru, Malaysia, Australia, Indonesia, Singapore, China and South Africa. The company operates principally in one industry segment.

The company made the following acquisitions during 1998:

o On March 31, 1998, the Company acquired Insta Instandhaltung technischer Anlagen GmbH ("Insta"), a German corporation headquartered in Munich, Germany.
o On June 16, 1998, the Company acquired Strategic Information Systems PTE Ltd., a Singapore corporation ("SIS").
o On July 13, 1998, the Company acquired certain assets of Datastream (Pacific) Pty Ltd., an Australian corporation ("DSTM-PAC").
o On September 2, 1998, the Company acquired Computec Sistemas S.A., an Argentinean corporation, and its affiliate Computec Sistemas Mexicana S.A. de C.V., a Mexican corporation (together "Computec").


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

For the three months ended June 30,1999 and 1998

                                                               Per Share
                                             Income     Shares   Amount
    Three months ended June 30, 1999:
        Basic income per share           $ 3,010,345  19,016,280    .16
        Effect of dilutive securities:
           Stock options                           -     825,864
                                         -----------  ----------
        Diluted income per share         $ 3,010,345  19,842,144    .15
                                         ===========  ==========    ===

    Three months ended June 30, 1998:
        Basic income per share           $ 2,252,100  18,870,916    .12
        Effect of dilutive securities:
           Stock options                           -   1,724,182
                                         -----------  ----------
        Diluted income per share         $ 2,252,100  20,595,098    .11
                                         ===========  ==========    ===

For the six months ended June 30,1999 and 1998

                                                               Per Share
                                             Income     Shares   Amount
    Six months ended June 30, 1999:
        Basic income per share           $ 6,656,980  19,109,761    .35
        Effect of dilutive securities:
           Stock options                           -     729,939
                                         -----------  ----------
        Diluted income per share         $ 6,656,980  19,839,700    .34
                                         ===========  ==========    ===

    March 31, 1998:
        Basic income per share           $ 2,963,362  18,755,519    .16
        Effect of dilutive securities:
           Stock options                           -   1,665,452
                                         -----------  ----------
        Diluted income per share         $ 2,963,362  20,420,971    .15
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

                                         Original Charge      Revised Charge
Involuntary terminations related to
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
                                         ==========           ==========

As of June 30, 1999, approximately $1,050,000 of the restructuring accruals were utilized as follows: $315,000 for severance and related costs, $279,000 for costs of closing redundant facilities and $456,000 for provisions for increased credit risks.

D. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133
- an amendment of FASB Statement No. 133" (Statement No. 137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. The Company is required to adopt Statement No. 133 in the first quarter of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.

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

Overview

    The Company offers a complete family of "computerized maintenance management systems" ("CMMS") and "enterprise asset management " ("EAM") systems to the maintenance, repair and operations ("MRO") industry. Generally these products consist of 4 major categories based on price and functionality. MaintainIt/MaintainIt Pro are off-the-shelf, entry-level solutions for small to medium businesses. MP2 Professional is a full-featured integrated maintenance system for small to mid-size companies. MP2 Enterprise combines the benefits of PC servers and PC networks with a Windows graphical user interface and SQL relational database. MP5i is an internet-based high-end EAM product. Datastream supports its software products through professional services, including installation, consulting, integration and training. On-going technical support services are supplied pursuant to renewable annual technical support contracts.

In July 1999, the Company established a new wholly owned subsidiary, Maintenance.com, Inc. This subsidiary will be focused on Internet-based business-to-business electronic commerce solutions. Maintenance.com, Inc. is structured to include Datastream's e-commerce assets, including e-MRO and BizSurplus.com, Datastream's new auction site.

Results of Operations

    Total Revenues. The Company reported higher revenues for the second quarter of 1999. Total revenues increased 30% to $30,544,133 in the second quarter of 1999 from $23,442,470 in the second quarter of 1998 due to the continued acceptance of the Company's products in the industrial automation market and the expansion of the Company's sales, professional service and technical support service organizations. The second quarter of 1999 includes $2,645,886 of revenue from the entities of Insta, SIS, DSTM-PAC and Computec, which were acquired during 1998. The second quarter of 1998 includes $1,853,324 of revenue from Insta and SIS. Total revenues increased 36% to $59,342,854 during the first six months of 1999 from $43,571,130 in the first six months of 1998.

    Product revenues increased 14% to $10,594,653 (35% of total revenues) in the first quarter of 1999 from $9,332,113 (40% of total revenues) in the second quarter of 1998, as a result of the growth in product sales, including MP5, MP2 Enterprise and MP2 Professional - Access. Product revenues increased 26% to $21,017,121 (35% of total revenues) in the first six months of 1999 from $16,697,210 (38% of total revenues) in the first six months of 1998.

    Professional service revenues increased 44% to $14,181,376 (46% of total revenues) in the first quarter of 1999 from $9,831,906 (42% of total revenues) in the second quarter of 1998. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems. Professional service revenues increased 46% to $27,355,315 (46% of total revenues) in the first six months of 1999 from $18,787,430 (43% of total revenues) in the first six months of 1998.

    Technical support revenues for the second quarter of 1999 increased 35% to $5,768,104 (19% of total revenues) to $4,278,451 (18% of total revenues) in the second quarter of 1998, primarily due to the expansion of the Company's installed base of systems. Technical support services revenues increased 36% to $10,970,418 (19% of total revenues) in the first six months of 1999 from $8,086,490 (19% of total revenues) in the first six months of 1998.

    Cost of Revenues. Cost of revenues increased 49% to $10,759,277 (35% of total revenues) in the second quarter of 1999, as compared to $7,206,906 (31% of total revenues) in the comparable quarter of 1998. The increase in cost of revenues is attributed to increased expenses incurred in the Professional Services and Support Departments related to increased head count to meet customer demand, customer reimbursed travel and increased amortization of capitalized software.

    Cost of revenues increased 46% to $19,885,487 (34% of total revenues) during the first six months of 1999 from $13,655,750 (31% of total revenues) in the first six months of 1998.

    Cost of product revenues was 2% of total revenues in the second quarter of 1999 and 2% of total revenues during the same period in 1998.

    Cost of professional service revenues was 27% of total revenues during the second quarter of 1999, and 22% of total revenues during the same period in 1998. The increase as a percentage of total revenues was due to higher costs of providing services in the companies acquired during 1998 and costs incurred in implementing international organizational changes.

    Cost of technical support service revenues was 4% of total revenues during the first quarter of 1999 and 5% of total revenues during the same period in 1998. The decrease as a percentage of total revenues was due to increased efficiencies realized in companies acquired during 1998.

    Amortization and write off of capitalized software costs for the second quarter of 1999 includes $765,645 (3% of total revenues) of amortization expense and $276,702 (1% of total revenues) of amortization expense for the same period in 1998. Cost of revenues for the first six months of 1999 includes $1,349,036 (2% of total revenues) of amortization expense. Cost of revenues for the first six months of 1998 includes $396,835 (1% of total revenues) of amortization expense and a $597,944 write-off of capitalized software (1% of total revenues), which became obsolete as a result of the acquisition of Insta.

    Sales and Marketing Expenses. Sales and marketing expenses increased 23% to $7,972,922 (26% of total revenues) during the second quarter of 1999 from $6,491,694 (28% of total revenues) during the second quarter of 1998, as a result of an increased number of sales personnel and commissions associated with the increase in sales revenue. Sales and marketing expenses increased 30% to $15,628,497 (26% of total revenues) in the first six months of 1999 from $12,041,054 (28% of total revenues) in the first six months of 1998.

      Product Development Expenses. Total product development expenditures increased 39% to $3,944,607 (13% of total revenues) during the second quarter of 1999 from $2,848,702 (12% of total revenues) during the same period in 1998. The capitalized portion of these amounts were $0 and $887,244, respectively. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP2i and e-mro, foreign language development and other new products. FASB No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility requires considerable judgment by management with respect to changes in software and hardware technologies. Due to changes in the development process and increased complexity in the products, costs incurred after technological feasibility has been attained are not expected to be significant in future quarters.

    Total product development expenditures increased 51% to $7,808,634 (13% of total revenues) during the first half of 1999 from $5,177,293 (12% of total revenues) during the same period in 1998. The capitalized portion of these amounts were $967,007 and $1,694,081, respectively.

    General and Administrative Expenses. General and administrative expenses increased 70% to $2,463,502 (8% of total revenues) during the second quarter of 1999 from $1,445,828 (6% of total revenues) in the second quarter of 1998, primarily due to costs incurred implementing international organizational changes and increased administrative costs incurred at acquired companies. General and administrative expenses increased 63% to $5,106,808 (9% of total revenues) during the first half of 1999 from $3,127,865 (7% of total revenues) in the first half of 1998.

    Amortization of Goodwill. Amortization of goodwill expense increased 34% to $764,115 (3% of total revenues) during the second quarter of 1999 from $569,259 (2% of total revenues) in the second quarter of 1998, due to increased goodwill balances from the acquisitions of Insta, SIS, DSTM-PAC and Computec during 1998. Amortization of goodwill expense increased 67% to $1,528,230 (3% of total revenues) during the first half of 1999 from $917,009 (2% of total revenues) in the first half of 1998.

    Write-off of in-process research and development costs. During the first quarter of 1998, the Company expensed $2,057,008 of in-process research and development acquired as part of the acquisition of Insta. During the second quarter of 1998, the Company expensed $1,110,000 of in-process research and development acquired as part of the acquisition of SIS.

    Miscellaneous Income. Miscellaneous income decreased to $58,367 in the second quarter of 1999 from $87,978 in the second quarter of 1998. Miscellaneous income decreased to $104,190 in the first half of 1999 from $163,966 in the first half of 1998. The decrease was due to decreased rental income from leasing of the Company's building in Greenville, South Carolina. Beginning in the third quarter of 1998, the Company no longer leased any of the building to third parties.

    Interest Income/(Expense). Interest income decreased to $109,567 in the second quarter of 1999 from $146,498 in the first quarter of 1998, due to lower investment balances realized upon completion of the 1998 acquisitions and the 1999 stock repurchase plan. Interest expense decreased to $29,599 in the second quarter of 1999 from $31,246 in the second quarter of 1998. Interest income decreased to $238,168 in the first half of 1999 from $352,288 in the first half of 1998. Interest expense increased to $81,970 in the first half of 1999 from $59,513 in the first half of 1998.

    Tax Rate. The Company's effective tax rate was 37% for the second quarter of 1999 as compared to 39.5% before non-deductible items associated with the acquisition of SIS for the second quarter of 1998. The Company's effective tax rate was 37.3% for the first six months of 1999 as compared to 38.8% before non-deductible items associated with the acquisition of Insta and SIS for the first six months of 1998 .

    Net Income. Net income increased 34% to $3,010,345 (10% of total revenues) in the second quarter of 1999 from $2,252,100 (10% of total revenues) in the second quarter of 1998. Net income increased 125% to $6,656,980 (11% of total revenues) in the first half of 1999 from $2,963,362 (7% of total revenues) in the first half of 1998. These increases are largely attributed to the charges for the acquisition of Insta and SIS in 1998.

Liquidity and Capital Resources

    The Company has funded its operating activities entirely from cash generated from operations. The Company ended its first quarter of 1999 with $9,755,402 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

    On March 19, 1999 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. At June 30, 1999 the Company had repurchased 280,000 shares at a cost of $2,554,637. The shares are classified as treasury stock on the balance sheet and are reported at cost.

    The Company's principal commitments as of June 30, 1999, consisted primarily of long term debt assumed in the acquisitions, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and available for sale investments will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

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

    The Committee is responsible for (i) identifying and collecting data on all Internal Systems, (ii) determining which Internal Systems need corrective action, (iii) modifying, upgrading or replacing those systems and conducting follow-up testing, and (iv) establishing related contingency plans where necessary. The Committee has identified all Internal Systems that may have Year 2000 issues, has contacted the manufacturers of those systems to determine whether they are Year 2000 ready, and has assessed the cost and timing of achieving readiness.
Based on information received from substantially all of the manufacturers, the Committee believes that all of Datastream's Internal Systems are currently Year 2000 ready. The Committee intends to complete contingency planning for Internal Systems (if any) that may not be Year 2000 ready during the third quarter of 1999. The Company expects its contingency plans to include, among other things, manual work arounds for software and hardware failures, as well as substitution of systems, suppliers and/or vendors, if necessary.

    The Company believes that the current versions of its products are Year 2000 compliant. The Company generally defines a product as Year 2000 "compliant" when that product (i) stores and calculates dates consistent with a four-digit format, (ii) provides the user a two-digit short-cut that is recognized in a four-digit format clearly defined in its documentation, (iii) can correctly execute leap year calculations,
(iv) does not use special values for dates, and (v) correctly processes date specific data from and after January 1, 2000. The Company regularly runs regression tests on its current products, including tests of the Year 2000 date rollover. Based on these tests, the Company does not anticipate that current versions of the Company's products will be materially adversely affected by date changes involving year 2000.

    The  Company  is also  running  regression  tests  on  certain  earlier versions of its products. These tests have identified areas in certain earlier versions that do not meet the Company's definition of Year 2000 compliant. As the Company becomes aware of these Year 2000 issues, it notifies its customers of the need to migrate to current versions that management believes are Year 2000 compliant and/or makes available to them a software patch that management believes will bring these products into Year 2000 compliance. The Company has developed a seamless migration path from earlier versions to current versions.

    The Company is not testing all of the earlier versions of its products. Certain customers of the Company may still be running these earlier versions of the Company's products that may not be Year 2000 compliant. However, the Company is in the process of notifying these customers of the need to migrate to current products that management believes are Year 2000 compliant.

    There can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. In addition, the Company's products increasingly are installed as part of substantial integrated systems utilized by customers, which systems may not be Year 2000 compliant. If the Company is included in any Year 2000 claims by its customers or customers of systems integrators, whether or not such claims have merit, it could have a material adverse effect on the Company's business, operating results and financial condition.

    To date, the Company has not incurred expenses in excess of $500,000 in its Year 2000 efforts in connection with both Internal Systems and products. The Company can not make any assurances that total costs associated with corrective actions taken with respect to its Internal Systems and products will not become material.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


      The Company did not experience any material changes in market risk in the second quarter of 1999.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

           Since January 11, 1999, Datastream, Larry G. Blackwell and Daniel H. Christie, the Company's former Chief Financial Officer, have been named as defendants in shareholder class action lawsuits filed in the United States District Court for the District of South Carolina, Greenville Division. The complaints alleged violations of Section 10(b) and 20(a) of the Exchange Act of 1934. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. The Company has not yet filed its answer to the complaints filed to date, and expects a single, consolidated, amended complaint to be filed during the third quarter of 1999.

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

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Stockholders

           The 1999 Annual Meeting of Stockholders was held on June 11, 1999, at which time certain matters were submitted to the stockholders of Datastream for a vote. Present in person or by proxy at the meeting were holders of 16,863,431 shares of the issued and outstanding shares of Datastream's common stock, which represented 86.4% of the 19,517,211 shares of common stock issued and outstanding as of April 27, 1999, the record date for the Annual Meeting. Below is a brief description of each matter, as well as the number (and percentage) of shares represented at the meeting and entitled to vote and voting, for, against, or abstaining as to each matter.

1.    The  stockholders  elected the  following  class of  directors to serve a three-year term expiring in 2002 by the following vote:
                                                            Withhold
                Name               For                      Authority
         Larry G. Blackwell        16,766,306 (99.4%)       97,125 (0.6%)
        John M. Sterling, Jr.      16,769,192 (99.4%)       94,239 (0.6%)

2.    The stockholders  approved a proposal to increase the number of shares of common stock reserved for issuance under the Datastream Systems, Inc. 1998 Stock Option Plan by 750,000 shares by the following vote:

                For                Against                  Abstain
                15,257,015 (90.5%) 1,557,079 (9.2%)         49,337(0.3%)

3.    The  stockholders  approved an  amendment  to the  Amended  and  Restated
             Datastream  Systems,  Inc.  Employee  Stock  Purchase  Plan to
             shorten  the  waiting   period  for   eligible   employees  to
             participate in such plan from one year to 60 days by the following vote:

                For                Against                  Abstain
                16,554,103 (98.2%) 274,372 (1.6%)           34,956 (0.2%)

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



                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   8/11/99                ______________________
                               C. Alex Estevez
                               Chief Financial Officer (principal
                                financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit Number                 Description

27                             Financial Data Schedule