Form 10-Q
period 1999-09-30
DATASTREAM SYSTEMS INC
filed 1999-11-12
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

APPLICABLE   ONLY  TO  CORPORATE   ISSUERS:   Indicate  the  number  of  shares
outstanding  of the issuer's  common stock as of the latest  practicable  date:
September 30, 1999   19,505,763 shares, $0.01 par value.

                           Datastream Systems, Inc.

                                   FORM 10-Q

                       Quarter ended September 30, 1999

                                     Index

                                                                 Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                       3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 1998 and September 30, 1999
                Assets                                             4
                Liabilities and Stockholders' Equity               5

           Consolidated Income Statements -
                for the Three Months ended
                    September 30,  1998 and 1999                   6

           Consolidated Income Statements -
                for the Nine Months ended
                    September 30,  1998 and 1999                   7

           Consolidated Statement of Changes in Stockholders'
                Equity and Comprehensive Income - for the
                    Nine Months ended September 30, 1999           8

           Consolidated Statements of Cash Flows -
                for the Nine Months ended
                    September 30, 1998 and 1999                    9

           Notes to the Consolidated Financial Statements          10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           13

Item 3.    Quantitative and Qualitative Disclosures About          17
           Market Risk


Part II.   Other Information                                       18


Signature                                                          19

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

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                      Assets

                                                   December 31,    September 30,
                                                       1998             1999
                                                       ----             ----
                                                                    (unaudited)

   Cash and cash equivalents                         $6,739,209     $10,673,729
   Accounts receivable, net of allowance
     for doubtful accounts of $3,073,837
          and $ 3,926,337, respectively              32,440,963      32,499,240
   Unbilled receivables                               2,761,922       2,487,219
   Investments                                        2,574,898       2,034,904
   Prepaid expenses                                   1,633,227       1,779,841
   Inventories                                          274,502          89,450
   Deferred income taxes                              2,322,600       2,011,000
   Other assets                                       1,662,716       1,587,398
                                                      ---------       ---------
        Total current assets                         50,410,037      53,162,781

Investments                                           2,034,744       4,230,000
Property and equipment, net                          12,886,791      13,223,783
Goodwill, net                                        18,323,801      16,031,456
Capitalized software development costs,
     net of accumulated amortization of
          $3,180,813 and $5,969,792, respectively     3,134,779       1,312,806
                                                      ---------       ---------
        Total assets                                $86,790,152     $87,960,826
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                       Liabilities and Stockholders' Equity

                                                   December 31,    September 30,
                                                       1998             1999
                                                       ----             ----
                                                                    (unaudited)
Current liabilities:
   Accounts payable                                  $3,143,893      $4,716,711
   Other accrued liabilities                          9,768,179       7,431,340
   Income taxes payable                               2,762,451       1,223,438
   Current portion of long-term debt                    650,884          15,770
   Unearned revenue                                   8,292,829       8,176,393
                                                     ----------      ----------
        Total current liabilities                    24,618,236      21,563,652

Long-term debt, less current portion                    297,092         264,766
Deferred income taxes                                 1,268,400         540,000
                                                      ---------      ----------
        Total liabilities                            26,183,728      22,368,418
                                                     ----------      ----------
Stockholders' equity:
   Preferred stock, $1 par value,
     1,000,000 shares authorized; none issued                 -               -
   Common stock, $.01 par value,
     40,000,000 shares authorized;
      19,183,305 shares issued and
          outstanding at December 31, 1998,
      19,505,763 shares issued and
          outstanding at September 30, 1999             191,833         195,058
   Additional paid-in capital                        66,138,405      68,781,708
   Accumulated deficit                               (6,675,096)        (13,873)
   Other accumulated comprehensive income               951,282         682,278
   Treasury stock, 0 shares at December 31, 1998 and
      405,000 shares at September 30, 1999, at cost           -      (4,052,763)
                                                     ----------      ----------
        Total stockholders' equity                   60,606,424      65,592,408
                                                     ----------      ----------
        Total liabilities and stockholders' equity  $86,790,152     $87,960,826
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                     Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Income
                                 (unaudited)
                 Three months ended September 30, 1998 and 1999

                                                   September 30,   September 30,
                                                       1998            1999
                                                       ----            ----
Revenues:
   Product                                        $   9,401,198   $   8,420,398
   Professional service                              11,168,981      14,958,040
   Support                                            4,591,265       5,856,972
                                                     ----------      ----------
      Total revenues                                 25,161,444      29,235,410

Cost of revenues:
   Cost of product revenues                             407,889         495,067
   Cost of professional service revenues              5,971,820       9,587,786
   Cost of support revenues                           1,155,600       1,393,936
   Amortization and
    write-off of capitalized software                   636,665       1,439,943
                                                     ----------      ----------
      Total cost of revenues                          8,171,974      12,916,732
                                                     ----------      ----------
      Gross profit                                   16,989,470      16,318,678

Operating expenses:
   Sales and marketing                                6,325,960       8,676,118
   Product development                                1,855,410       3,912,895
   General and administrative                         1,575,821       3,060,840
   Amortization of goodwill                             718,534         764,115
   Write-off of in-process research and development
    and other acquisition charges                     1,103,967               -
                                                     ----------      ----------
      Total operating expenses                       11,579,692      16,413,968
                                                     ----------      ----------
      Operating income(loss)                          5,409,778         (95,290)

Other income (expense):
   Interest income                                      110,142         145,105
   Interest expense                                     (28,886)        (39,997)
   Other                                                (32,464)         (3,085)
                                                       --------        --------
      Net other income                                   48,792         102,023

      Income before income taxes                      5,458,570           6,733

Income taxes                                          2,625,047           2,490
                                                     ----------         -------
Net income                                          $ 2,833,523         $ 4,243
                                                    ===========         =======

   Basic net income per share                       $       .15         $   .00
                                                     ----------      ----------
   Diluted net income per share                     $       .14         $   .00
                                                     ----------      ----------
   Basic weighted average number of common and
      potential common shares outstanding            19,072,774      19,007,096
   Diluted weighted average number of common and
      potential common shares outstanding            20,288,891      20,229,085

See accompanying notes to consolidated financial statements.

                     Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Income
                                 (unaudited)
                 Nine months ended September 30, 1998 and 1999

                                                   September 30,   September 30,
                                                       1998            1999
                                                       ----            ----
Revenues:
   Product                                        $  26,098,409   $  29,437,519
   Professional service                              29,956,410      42,313,355
   Support                                           12,677,755      16,827,390
                                                     ----------      ----------
      Total revenues                                 68,732,574      88,578,264

Cost of revenues:
   Cost of product revenues                           1,402,978       1,560,932
   Cost of professional service revenues             15,337,526      24,459,559
   Cost of support revenues                           3,299,930       3,992,749
   Amortization and
    write-off of capitalized software                 1,787,289       2,788,979
                                                     ----------      ----------
      Total cost of revenues                         21,827,723      32,802,219
                                                     ----------      ----------
      Gross profit                                   46,904,851      55,776,045

Operating expenses:
   Sales and marketing                               18,367,015      24,304,616
   Product development                                5,338,622      10,754,522
   General and administrative                         4,853,677       8,167,647
   Amortization of goodwill                           1,485,551       2,292,345
   Write-off of in-process research and development
    and other acquisition charges                     4,520,975               -
                                                     ----------      ----------
      Total operating expenses                       34,565,840      45,519,130
                                                     ----------      ----------
      Operating income                               12,339,011      10,256,915

Other income (expense):
   Interest income                                      462,430         383,272
   Interest expense                                     (88,400)       (121,965)
   Other                                                131,503         101,104
                                                       --------        --------
      Net other income                                  505,533         362,411

      Income before income taxes                     12,844,544      10,619,326

Income taxes                                          7,047,658       3,958,103
                                                     ----------      ----------
Net income                                          $ 5,796,886     $ 6,661,223
                                                    ===========     ===========
   Basic net income per share                       $       .31     $       .35
                                                     ----------      ----------
   Diluted net income per share                     $       .28     $       .33
                                                     ----------      ----------
   Basic weighted average number of common and
      potential common shares outstanding            18,861,271      19,075,539
   Diluted weighted average number of common and
      potential common shares outstanding            20,376,944      19,969,495

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                   (unaudited)

                    For the nine months ended September 30, 1999


                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)      Income         Stock       Equity
                                   -----      -------      ---------      ------         -----       ------
Balance at December 31, 1998    $191,833   $66,138,405   $(6,675,096)   $ 951,282  $         -      $60,606,424

Comprehensive income
   Net income                          -             -     6,661,223            -            -        6,661,223
   Foreign currency
     translation adjustment            -             -             -     (269,004)           -         (269,004)
                                                                                                       --------
Total comprehensive income                                                                            6,392,219
                                                                                                      ---------
Exercise of stock options          2,853     2,210,427             -            -            -        2,213,280

Stock issued for Employee
   Stock Purchase Plan               372       349,026             -            -            -          349,398

Amortization of compensatory
   stock options                       -        83,850             -            -            -           83,850

Acquisition of 405,000 common shares   -             -             -            -   (4,052,763)      (4,052,763)


Balance at September 30, 1999   $195,058   $68,781,708   $   (13,873)   $ 682,278  $(4,052,763)     $65,592,408
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                  Datastream Systems, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 1998 and 1999

                                                   September 30,   September 30,
                                                       1998            1999
                                                       ----            ----
Cash flows from operating activities:
   Net income                                      $ 5,796,886      $ 6,661,223
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                   2,366,601        3,383,373
      Amortization of capitalized software
       development costs                             1,194,009        2,788,979
      Amortization of goodwill                       1,485,543        2,292,345
      Other accumulated comprehensive income (loss)    469,552         (269,004)
      Accretion of investment discount, net           (105,717)            (320)
      Gain on disposal of fixed assets                       -          (26,985)
      Provision for doubtful accounts                  312,005        1,039,500
      Amortization of compensatory stock options             -           83,850
      Deferred income taxes                                  -         (416,800)
      Write-off of in-process
          research and development                   4,520,975                -
      Write-off of capitalized software                597,944                -
      Changes in operating assets and liabilities,
          net of effects of   acquisitions:
       Accounts receivable                          (9,685,995)        (910,777)
       Unbilled receivable                            (943,112)          87,703
       Accrued interest receivable                      59,421           23,889
       Prepaid expenses                             (1,666,763)        (146,614)
       Inventories                                     241,892          185,052
       Other assets                                   (829,600)          51,430
       Accounts payable                               (241,929)       1,572,818
       Other accrued liabilities                    (4,035,634)      (2,336,834)
       Income taxes payable                          2,766,504       (1,539,013)
       Unearned revenue                              2,421,405         (116,436)
                                                     ---------         --------
       Net cash provided by operating activities     4,723,987       12,407,379
                                                     ---------         --------

Cash flows from investing activities:
   Purchase of investments                          (1,705,402)      (4,310,000)
   Proceeds from sale and maturities of investments 14,182,820        2,655,058
   Additions to property and equipment              (3,033,720)      (3,693,366)
   Capitalized software development costs           (2,485,647)        (967,007)
   Cash paid for acquisition, net of cash acquired (12,246,291)               -
                                                     ---------         --------
       Net cash used in investing activities        (5,288,240)      (6,315,315)
                                                     ---------         --------
Cash flows from financing activities:
   Proceeds from exercise of stock options           1,671,224        2,213,280
   Proceeds from issuances of shares under employee
       stock purchase plan                             246,145          349,398
   Cash paid to acquire treasury stock                       -       (4,052,763)
   Principal payments on long-term debt               (232,066)        (667,459)
                                                     ---------         --------
       Net cash provided by (used in)
          financing activities                       1,685,303       (2,157,544)
                                                     ---------         --------
Net increase in cash and cash equivalents            1,121,050        3,934,520
Cash and cash equivalents at beginning of period     2,409,387        6,739,209
                                                     ---------         --------
Cash and cash equivalents at end of period         $ 3,530,437      $10,673,729
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

For the three months ended September 30,1999 and 1998

                                                               Per Share
                                             Income     Shares   Amount
    Three months ended September 30, 1999:
        Basic income per share              $ 4,243   19,007,096     .00
        Effect of dilutive securities:
           Stock options                          -    1,221,989
                                         -----------  ----------
        Diluted income per share            $ 4,243   20,229,085     .00
                                         ===========  ==========     ===

    Three months ended September 30, 1998:
        Basic income per share           $2,833,523   19,072,774     .15
        Effect of dilutive securities:
           Stock options                          -    1,216,117
                                         -----------  ----------
        Diluted income per share         $2,833,523   20,288,891     .14
                                         ===========  ==========     ===

For the nine months ended September 30,1999 and 1998

                                                               Per Share
                                             Income     Shares   Amount
    Nine months ended September 30, 1998:
        Basic income per share           $6,661,223   19,075,539     .35
        Effect of dilutive securities:
           Stock options                          -      893,956
                                         -----------  ----------
        Diluted income per share         $6,661,223   19,969,495     .33
                                         ===========  ==========     ===

    Nine months ended September 30, 1998:
        Basic income per share           $5,796,886   18,861,271     .31
        Effect of dilutive securities:
           Stock options                          -    1,515,673
                                         -----------  ----------
        Diluted income per share         $5,796,886   20,376,944     .28
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

As the Company implemented its restructuring plan during Q1 1999, it determined that certain of the estimates used at the time the restructuring plan was prepared had changed. Due to natural attrition, restructuring costs for the involuntary terminations related to centralization of product development, services and support functions were determined to be lower than originally estimated. The Company also recognized it would face higher costs related to the credit risks and warranty on outstanding receivable balances in connection with product obsolescence. The change in the estimated costs are as follows:

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
                                         ==========           ==========

As of September 30, 1999, approximately $1,595,000 of the restructuring accruals were utilized as follows: $359,000 for severance and related costs, $478,000 for costs of closing redundant facilities and $758,000 for provisions for increased credit risks.

D. Capitalized Software Development Costs

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

Amortization of capitalized software development costs is provided on a product-by-product basis and begins when the product is available for sale. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line basis over the remaining estimated economic life of the software, which is generally from six months to 36 months. The ongoing assessment of the realizability of these costs requires considerable judgment as to anticipated future product revenues, related estimated economic life, and changes in hardware and software technology. Amortization of software development costs is included in cost of product revenues in the accompanying statements of income.

During the third quarter of 1999, the Company evaluated the estimated economic lives of the capitalized software resulting in a reduction in the lives of the capitalized software. The change in estimated economic lives resulted in a decrease in net income of $387,000 ($0.02 basic net income per share) for the third quarter of 1999 and for the nine months ended September 30, 1999.

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

Overview

     The Company offers a complete family of "computerized maintenance management systems" ("CMMS") and "enterprise asset management" ("EAM") systems to the maintenance, repair and operations ("MRO") industry. Generally these products consist of 4 major categories based on price and functionality. MaintainIt/MaintainIt Pro are off-the-shelf, entry-level solutions for small to medium businesses. MP2 Professional is a full-featured integrated maintenance system for small to mid-size companies, and MP2 Enterprise and MP5i provide solutions for larger global operations. Datastream supports its software products through professional services, including installation, consulting, integration and training. On-going technical support services are supplied pursuant to renewable annual technical support contracts.

     In July 1999, the Company established a new wholly owned subsidiary, Maintenance.com, Inc. This subsidiary focuses on Internet-based business-to-business electronic commerce solutions. Maintenance.com, Inc. is structured to include Datastream's e-commerce assets, including iProcure.com, Datastream's internet based industrial procurement application, and BizSurplus.com, Datastream's industrial auction site.

Results of Operations

     Total Revenues. The Company reported higher revenues for the third quarter of 1999. Total revenues increased 16% to $29,235,410 in the third quarter of 1999 from $25,161,444 in the third quarter of 1998, due principally to the expansion of the Company's professional service and technical support service organizations. The third quarter of 1998 includes $3,231,038 of revenue from the newly acquired entities of Insta, SIS, DSTM-PAC, Computec and Computec-Mexico. Total revenues increased 29% to $88,578,264 during the first nine months of 1999 from $68,732,574 in the first nine months of 1998. Revenues for the first nine months of 1998 includes $5,084,362 of revenue from the newly acquired entities of Insta, SIS, DSTM-PAC, Computec and Computec-Mexico.

     Product revenues decreased 10% to $8,420,398 (29% of total revenues) in the third quarter of 1999 from $9,401,198 (37% of total revenues) in the third quarter of 1998, as a result of changes within the sales organization causing a disruption to license sales. Product revenues increased 13% to $29,437,519 (33% of total revenues) in the first nine months of 1999 from $26,098,409 (38% of total revenues) in the first nine months of 1998.

     Professional service revenues increased 34% to $14,958,040 (51% of total revenues) in the third quarter of 1999 from $11,168,981 (44% of total revenues) in the third quarter of 1998. The increase resulted from the addition of professional service personnel to service expansion of the Company's installed base of systems. Professional service revenues increased 41% to $42,313,355 (48% of total revenues) in the first nine months of 1999 from $29,956,410 (44% of total revenues) in the first nine months of 1998.

     Technical support services revenues for the third quarter of 1999 increased 28% to $5,856,972 (20% of total revenues) from $4,591,265 (18% of total revenues) in the third quarter of 1998, primarily due to the expansion of the Company's installed base of systems. Technical support services revenues increased 33% to $16,827,390 (19% of total revenues) in the first nine months of 1999 from $12,677,755 (18% of total revenues) in the first nine months of 1998.

     Cost of Revenues. Cost of revenues increased 58% to $12,916,732 (44% of total revenues) in the third quarter of 1999, as compared to $8,171,974 (33% of total revenues) in the comparable quarter of 1998. The increase in cost of revenues is attributed to increased expenses incurred in the Professional Services and Support Departments related to increased head count to meet customer demand, increased travel costs and increased amortization of capitalized software.

     Cost of revenues increased 50% to $32,802,219 (37% of total revenues) during the first nine months of 1999 from $21,827,723 (32% of total revenues) in the first nine months of 1999.

     Cost of product revenues was 2% of total revenues in the third quarter of 1999 and 2% of total revenues during the same period in 1998.

     Cost of professional service revenues was 33% of total revenues during the third quarter of 1999, and 24% of total revenues during the same period in 1998. The increase as a percentage of total revenues was due to higher costs of providing services in the companies acquired during 1998 and costs incurred in implementing international organizational changes.

     Cost of technical support service revenues was 5% of total revenues during the third quarter of 1999 and 5% of total revenues during the same period in 1998.

     Amortization and write off of capitalized software costs for the third quarter of 1999 includes $1,439,943 (5% of total revenues) of amortization expense and $636,665 (3% of total revenues) of amortization expense for the same period in 1998. Cost of revenues for the first nine months of 1999 includes $2,788,979 (3% of total revenues) of amortization expense. Cost of revenues for the first nine months of 1998 includes $1,189,345 (2% of total revenues) of amortization expense and a $597,944 write-off of capitalized software (1% of total revenues), which became obsolete as a result of the acquisition of Insta.

     Sales and Marketing Expenses. Sales and marketing expenses increased 37% to $8,676,118 (30% of total revenues) during the third quarter of 1999 from $6,325,960 (25% of total revenues) during the third quarter of 1998, as a result of an increased number of sales personnel and increased sales and marketing expenditures for the Company's internet businesses strategies. Sales and marketing expenses increased 32% to $24,304,616 (27% of total revenues) in the first nine months of 1999 from $18,367,015 (27% of total revenues) in the first nine months of 1998.

     Product Development Expenses. Total product development expenditures increased 48% to $3,912,895 (13% of total revenues) during the third quarter of 1999 from $2,646,976 (11% of total revenues) during the same period in 1998. The capitalized portion of these amounts were $0 and $791,566, respectively. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP2i and iProcure.com, foreign language development and other new products. FASB No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility requires considerable judgment by management with respect to changes in software and hardware technologies. Due to changes in the development process and increased complexity in the products, costs incurred after technological feasibility has been attained are not expected to be significant in future quarters.

     Total product development expenditures increased 50% to $11,721,529 (13% of total revenues) during the first nine months of 1999 from $7,824,269 (11% of total revenues) during the same period in 1998. The capitalized portion of these amounts were $967,007 and $2,485,647, respectively.

     General and Administrative Expenses. General and administrative expenses increased 94% to $3,060,840 (11% of total revenues) during the third quarter of 1999 from $1,575,821 (5% of total revenues) in the third quarter of 1998, primarily due to costs incurred implementing international organizational changes and increased administrative costs incurred at acquired companies. General and administrative expenses increased 68% to $8,167,647 (9% of total revenues) during the first nine months of 1999 from $4,853,677 (7% of total revenues) in the first nine months of 1998.

     Amortization of Goodwill. Amortization of goodwill expense increased 6% to $764,115 (3% of total revenues) during the third quarter of 1999 from $718,534 (3% of total revenues) in the third quarter of 1998, due to increased goodwill balances from the acquisitions of Insta, SIS, DSTM-PAC and Computec during 1998. Amortization of goodwill expense increased 54% to $2,292,345 (3% of total revenues) during the first nine months of 1999 from $1,485,551 (2% of total revenues) in the first nine months of 1998.

     Write-off of in-process research and development costs. During the first quarter of 1998, the Company expensed $2,057,008 of in-process research and development acquired as part of the acquisition of Insta. During the second quarter of 1998, the Company expensed $1,110,000 of in-process research and development acquired as part of the acquisition of SIS. During the third quarter of 1998, the Company expensed $373,000 of in-process research and development acquired as part of the acquisition of Computec and Computec-Mexico.

     Miscellaneous Income(Loss). Miscellaneous income(loss) increased to ($3,085) in the third quarter of 1999 from ($32,464)in the third quarter of 1998. Miscellaneous income decreased to $101,104 in the first nine months of 1999 from $131,503 in the first nine months of 1998. The decrease was due to decreased rental income from leasing of the Company's building in Greenville, South Carolina. Beginning in the third quarter of 1998, the Company no longer leased any of the building to third parties.

     Interest Income/(Expense). Interest income increased to $145,105 in the third quarter of 1999 from $110,142 in the third quarter of 1998, due to higher cash balances. Interest expense increased to $39,997 in the third quarter of 1999 from $28,886 in the third quarter of 1998. Interest income decreased to $383,272 in the first nine months of 1999 from $462,430 in the first nine months of 1998. Interest expense increased to $121,965 in the first nine months of 1999 from $88,400 in the first nine months of 1998.

     Tax Rate. The Company's effective tax rate was 37% for the third quarter of 1999 as compared to 48% for the third quarter of 1998. The Company's effective tax rate was 37.3% for the first nine months of 1999 as compared to 55% for the first nine months of 1998. Acquisition related charges were included in income before income taxes for the third quarter of 1998 and the nine months ended
September 30, 1998. The effective tax rate before non-deductible items associated with the 1998 acquisitions was 40% for the third quarter of 1998 and 39% for the nine months ended September 30, 1998.

     Net Income. Net income decreased 100% to $4,243 (0% of total revenues) in the third quarter of 1999 from $2,833,523 (11% of total revenues) in the third quarter of 1998. The decrease is attributed to lower than expect sales during the third quarter of 1999. Net income increased 15% to $6,661,223 (8% of total revenues) in the first nine months of 1999 from $5,796,886 (8% of total revenues) in the first nine months of 1998. These increases are largely attributed to the charges for the 1998 acquisition.

Liquidity and Capital Resources

     The Company has funded its operating activities entirely from cash generated from operations. The Company ended its third quarter of 1999 with $10,673,729 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

     On March 19, 1999 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. At September 30, 1999 the Company had repurchased 405,000 shares at a cost of $4,052,763. The shares are classified as treasury stock on the balance sheet and are reported at cost.

     The Company's principal commitments as of September 30, 1999, consisted primarily of long term debt assumed in the acquisitions, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

Year 2000

     Many currently installed computer systems and software products are coded to accept only a two-digit format in the date field. These date code fields will need to accept a four-digit format to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. To address the Year 2000 issue, the Company has organized a Year 2000 Committee with the responsibility of determining the Company's Year 2000 readiness, as well as the Year 2000 readiness of third parties upon which the Company relies, including suppliers and vendors. The Committee includes the Company's directors of development and corporate systems, product managers, and representatives from the Company's financial, legal and technical support areas. The Committee has focused its efforts on both internal operating and information systems ("Internal Systems") and the Company's products.

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

     The Company believes that the current versions of its products are Year 2000 compliant. The Company generally defines a product as Year 2000 "compliant" when that product (i) stores and calculates dates consistent with a four-digit format for the entire operational range, (ii) provides the user a two-digit short-cut that is recognized in a four-digit format clearly defined in its documentation, (iii) can correctly execute leap year calculations, (iv) does not use special values for dates, and (v) correctly processes date specific data from and after January 1, 2000. The Company regularly runs regression tests on its current products, including tests of the Year 2000 date rollover. Based on these tests, the Company does not anticipate that current versions of the Company's products will be materially adversely affected by date changes involving year 2000.

     The Company  continues to run regression  tests on certain earlier versions of its products. These tests have identified areas in certain earlier versions of its products that do not meet the Company's definition of Year 2000 compliant. As the Company becomes aware of these Year 2000 issues, it notifies its customers of the need to migrate to current versions that management believes are Year 2000 compliant and/or makes available to them a software release that management believes will bring these products into Year 2000 compliance. The Company has developed a seamless migration path from earlier versions to current versions.

     The Company does not intend to test all of the earlier versions of its products. Certain customers of the Company may still be running these earlier versions of the Company's products that may not be Year 2000 compliant. However, the Company has and will continue, as necessary, to notify these customers of the need to migrate to current products that management believes are Year 2000 compliant.

     There can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant or that the Company's products do not contain undetected errors or defects associated with Year 2000 issues. In addition, the Company's products increasingly are customized and/or installed as part of substantial integrated systems utilized by customers, which customized products, systems or their components may not be Year 2000 compliant. Datastream provides limited warranties as to Year 2000 compliance of certain of our products and services. Except as specifically provided for in the limited warranties, the Company does not believe that it is legally responsible for costs incurred by customers to achieve Year 2000 compliance. Commentators have predicted a significant amount of litigation concerning Year 2000 compliance issues and the Company is aware of such claims having been asserted against other software companies. Because of the unprecedented nature of the Year 2000 issues, it is uncertain whether or to what extent the Company may be affected by any such claims. If the Company is substantially involved in Year 2000 claims made by its customers or customers of systems integrators, whether or not such claims have merit, the Company cannot be certain the extent to which it may be affected by such claims. For example, while the Company does not believe that it is legally responsible for its customers' Year 2000 compliance obligations, it is unclear whether different governments or governmental agencies may decide to allocate liability to the Company relating to its customers' Year 2000 compliance without regard to the absence or limitation of warranties or specific warranty disclaimers. The Company's business, operating results or financial condition in any given quarter could suffer if such liability is allocated to the Company.

     Most of the costs of addressing Year 2000 issues are included in the budgets for the Company's individual business units or for system upgrades and the Company cannot separately identify those costs with precision. Although the Company believes that the total costs associated with its Year 2000 efforts in connection with its Internal Systems and products will not be material in the aggregate, it currently estimates that such costs will be approximately $1.3 million (of which approximately $1 million has been spent through September 30, 1999). These costs are estimates because the Company does not separately track internal labor costs associated with Year 2000 issues, unless such costs are incurred by individuals assigned primarily to Year 2000 compliance. The Company plans to fund its Year 2000 efforts with operating cash flows and cash on hand. The Company cannot make any assurances that total costs associated with corrective actions taken with respect to its Internal Systems and products will not become material.

     While the Company does not currently believe that it will experience material disruptions associated with preparing its Internal Systems and products for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its Internal Systems or products. Those Internal Systems and the Company's products may utilize or include third-party software or hardware that may contain embedded technology. The Company cannot make any assurance that such third party software and hardware, including embedded technology, is Year 2000 compliant. Similarly, while the Company does not anticipate that it will experience any disruptions in its supplier or vendor relationships due to Year 2000 issues, it is not currently possible to assess the likelihood of failures of infrastructure services provided by third parties, such as electricity, phone service and Internet services (particularly outside of countries such as the United States where Year 2000 remediation has progressed the furthest) and what effects such potential failures will have on such third party vendors. As a result, the Company is unable to assess the likelihood of a material adverse effect on the Company's business, operating results and financial condition due to such failures.

     The contingency planning process involves identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions or operations of each business unit. The Company's business units are continuing to develop plans to respond to such scenarios so that critical business functions and operations may continue to operate with minimal disruption. If these plans are not successful or if unanticipated Year 2000 issues not covered by the Company's plans emerge, the Company's business and operating results may be adversely affected. Contingency planning for Internal Systems was substantially completed during the third quarter of 1999 and the Company anticipates that its plans will continue to be reviewed and updated, as necessary, up to and into 2000. The Company's contingency plans include, among other things, manual work arounds for software and hardware failures, as well as substitution of systems, suppliers and/or vendors, if necessary. With regard to its products, the Company has projected the most reasonably likely worst case Year 2000 scenario to include a partial failure of a widely-used Company product that is of mission-critical importance to the Company's customers. Datastream believes it has skilled in-house developers and relationships with third party vendors sufficient to allow a prompt response in the event of any such failure. If it is necessary to re-deploy internal resources to address Year 2000 concerns on a large scale, however, such efforts could divert resources from other aspects of the Company's business. In addition, such re-deployment could result in a delay or loss of revenue, increased service and warranty costs, and/or increased litigation claims, any of which could potentially affect materially the Company's business, operating results or financial condition. Because of the unprecedented nature of the Year 2000 issues, it is uncertain to what extent the Company could be affected by such a scenario.

     The estimates and conclusions regarding the Company's Year 2000 program contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the program include the availability and cost of trained resources, the Company's ability to discover and correct potential Year 2000 problems, and the ability of certain third parties to bring their systems into Year 2000 compliance.

Datastream designates all statements in this Report regarding its Year 2000 efforts as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


      The Company did not experience any material changes in market risk in the third quarter of 1999.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

     On January 11, 1999, several shareholders filed a putative class action complaint in the United States District Court for the District of South
Carolina, Greenville Division, naming as defendants, the Company, Larry G. Blackwell and the Company's former Chief Financial Officer. Several substantially similar complaints were filed in the same court shortly thereafter. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. On June 25, 1999, the court ordered that the actions be consolidated and that a single consolidated complaint be filed. On August 13, 1999, the plaintiffs filed a consolidated amended class action complaint. The consolidated amended complaint alleges that defendants artificially inflated Datastream's earnings and stock price by (i) taking certain one-time charges not in accordance with generally accepted accounting principles ("GAAP") in connection with Datastream's acquisitions of Insta and SIS and (ii) materially understating the Company's reserves for doubtful accounts in violation of GAAP. On September 13, 1999, the Company and the individual defendants moved to dismiss the consolidated amended complaint. That motion to dismiss is currently pending before the court. The Company intends to defend this action vigorously, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of the litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     Datastream is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

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

                None.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   11/12/99                   ______________________
                               C. Alex Estevez
                               Chief Financial Officer (principal
                                financial and accounting officer)

                                EXHIBIT INDEX



Exhibit Number                 Description

27                        Financial Data Schedule