Form 10-K405
period 1999-12-31
DATASTREAM SYSTEMS INC
filed 2000-03-30
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000, assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant:
$708,932,138.

      Number of shares of Common Stock outstanding as of March 10, 2000:
20,385,016.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                            DATASTREAM SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

  ITEM                                                                                  PAGE
 NUMBER                                                                               NUMBER
 ------                                                                               ------

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
         LITIGATION REFORM ACT OF 1995

                                     PART I

   1.    Business......................................................................   1

   2.    Properties....................................................................   6

   3.    Legal Proceedings.............................................................   6

   4.    Submission of Matters to a Vote of Security Holders...........................   7

                                     PART II

   5.    Market for Registrant's Common Stock and Related Stockholder Matters..........   8

   6.    Selected Financial Data.......................................................   8

   7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................   9

7(A).    Quantitative and Qualitative Disclosures about Market Risk....................  23

   8.    Financial Statements and Supplementary Data...................................  23

   9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................  23

                                    PART III

  10.    Directors and Executive Officers of the Registrant............................  24

  11.    Executive Compensation........................................................  28

  12.    Security Ownership of Certain Beneficial Owners and Management................  31

  13.    Certain Relationships and Related Transactions................................  33

                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............  33


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

      Forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the ability of the Company to successfully transition to the development of further Internet-based products; the continued acceptance of the Internet for business transactions; our ability to successfully implement an application service provider business model; increasing competition in the markets in which the Company competes; the ability of the Company to enhance its current products and develop new products that address technological and market developments; the stability of certain of the Company's strategic relationships, including those with suppliers of maintenance, repair and operations parts; increasing competition in markets for the Company's products; the ability of the Company to protect its proprietary technology; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and the ability of the Company to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles in certain regions where the Company markets its products; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein including, but not limited to, the "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," As well as other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

      The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1.  BUSINESS.

BASIS OF PRESENTATION

      As used herein, except as otherwise indicated by the context, the terms "Datastream" and "Company" are used to refer to Datastream Systems, Inc. and its subsidiaries.

BUSINESS OVERVIEW

      Datastream is a leading provider of Internet-based solutions for asset maintenance and industrial procurement. The Company's asset maintenance solutions allow businesses, government and other organizations to optimize the productivity of high-value capital assets through increased maintenance productivity and improved management of assets, personnel and other resources. Datastream's business-to-business electronic commerce industrial procurement solutions provide companies an on-line marketplace where they can efficiently manage the procurement of a wide range of industrial maintenance, repair and operations ("MRO") parts. Combined, the Company's solutions offer a complete, scaleable asset management solution representing a unique value proposition to the market.

      Datastream believes that its large installed base of over 55,000 systems, representing over 24,000 companies, represents a strategic advantage for generating additional electronic commerce, software and professional services revenue as its customers migrate to expanded Internet-based solutions. The broad applicability of the Company's solutions is illustrated by the diversity of the Company's customer base, which includes AT&T Wireless, Chevron, ConAgra, Dell Corporation, Dow Chemical, Emerson Electric, Frito-Lay, Georgia-Pacific, General Electric, Hewlett-Packard, Kaiser Permanente, Kroger, Lucent Technologies, Motorola, Southern Nuclear and Total Oil.

      Datastream's asset maintenance division provides solutions that optimize the productivity of high value capital assets through various preventive maintenance and asset management programs. The Company's line of products includes solutions for virtually any size of operation, from the large, multi-site organization needing a full featured enterprise solution to the single, small shop with basic requirements. iProcure, Datastream's business-to-business electronic commerce industrial procurement division, enables customers to automate their industrial procurement. By aggregating suppliers to a single Internet-based solution, iProcure streamlines the process of purchasing industrial MRO parts, thereby reducing the cost of maintaining assets.

      Datastream was incorporated as a South Carolina corporation in February 1986 upon consummation of the acquisition of the assets and liabilities of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. Datastream reincorporated as a Delaware corporation in January 1995. Datastream's executive offices are located at 50 Datastream Plaza, Greenville, South Carolina 29605, and its telephone number is (864) 422-5001. Additional information on the Company can be found at www.dstm.com and www.iprocure.com. Information contained on the Company's home page shall not be deemed to be part of this Annual Report.

Datastream(R), iProcure(TM), MP2(R), MP2i(TM), MP2(R) Enterprise(TM), MP2(R) Professional(TM), MP5i(TM), MPXconnect(TM), MP2(R) WebLink(TM), PagerLink(TM) and e-MRO(TM) are trademarks or service marks of the Company and are used in this report to denote the products and services of the Company. SQL Server, Windows CE, Windows 95, Windows NT and Microsoft BackOffice are either trademarks or registered trademarks of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Other product and company names mentioned herein may be trademarks of their respective owners.

INDUSTRY

      The Company's market includes process and discrete manufacturers, government agencies, universities, hospitals and other organizations which aim to optimize productivity of high-value capital assets such as plants, facilities, and production equipment. Catastrophic equipment failures, sub-optimal equipment performance and unnecessary repairs are common occurrences at facilities that do not employ some means of systematically managing maintenance and repair activities. Manual methods represent an inefficient way to perform data collection and statistical analysis. By reducing the probability of catastrophic failures, unscheduled downtime, and costly excess MRO procurement, companies experience productivity improvements that generally translate into lower operating costs.

      A critical component of this market is procurement of MRO parts and supplies. For example, a preventive maintenance routine might require spare parts for completion. Asset maintenance applications will check the spare parts inventory managed by the system, execute a purchase order in the event of inventory depletion, and prepare the work order. Currently, most MRO purchase orders are executed via fax and/or telephone to a large and highly fragmented group of MRO suppliers. According to a 1999 study by Granada Research, the current size of the of the industrial MRO market is estimated to be $287 billion. It is expected that much of this procurement activity will eventually be processed through the Internet. According to the U.S. Department of Commerce, business to business electronic commerce is expected to grow from $17 billion in 1998 to over $300 billion in 2002.

PRODUCTS AND OFFERINGS

      The Company's line of products include solutions for virtually any size operation, from the large, multi-site global client needing a full featured enterprise solution to the single, small shop with basic requirements. New software versions are developed routinely to reflect changes in technology and market demand. A common graphical user interface facilitates seamless upgrades across most platforms and releases of the Company's products. The following is a detailed description of the Company's primary products:

      MP5i. MP5i is designed for large enterprises with asset intensive and safety critical operations, such as those found in mining, petrochemical, pharmaceutical, telecommunication, utilities and transportation industries. It is also well-suited for very large multi-national organizations with high transaction volumes that require highly configurable applications. An Internet-based application, MP5i supports multiple platforms and multiple languages concurrently. Its open system architecture allows rapid deployment with enterprise resource planning ("ERP") systems, equipment monitoring devices, handheld computers, barcode scanners and virtually any other data source. MP5i addresses configuration management, workflow management, inventory management, purchasing management, project management, workflow capacity management and financial/budgets management through its various modules and options. Other unique features include an outsourced maintenance activity tracker, support for corrosion/inspection routines, a short-term scheduling feature, a report manager, extensive security features and on-line, context sensitive help. MP5i operates on all Oracle compatible systems and is an n-tiered application relying on the scalable Oracle application server for the application layer between the client and database and can scale for an infinite number of concurrent users, is fully Web-architected, and is accessible anywhere in the world via a common Internet browser. MP5i is available in seven languages.

      MP2i. MP2i is the Company's latest version of the award winning MP2 Enterprise line of products. This product is designed to handle the functional demands of large and mid-sized organizations where enterprise-wide solutions are required to manage capital assets and personnel in multiple locations. An Internet-based application, MP2i supports multi-site inventory management, global security and centralized purchasing, and provides data to detect equipment problems leading to downtime and to assist in root cause failure analysis. MP2i's open system interface architecture facilitates integration with other software applications, such as ERP, financial management, production, building controls and personnel applications, for more comprehensive data analysis and business planning. MP2i is currently in beta.

      MP2 PROFESSIONAL. MP2 Professional, available in both file server and client server versions, is designed for small- to medium-sized facilities where multiple users need access to maintenance data and records for cost/benefit analysis as well as maintenance functions. MP2 Professional is able to generate over 4,000 standard reports providing analysis down to specific location, piece of equipment, and employee. Add-on features to MP2 Professional include the capability to integrate OSHA regulations and FDA validation. The file server version of MP2 Professional is available for Microsoft Access database; the client server version is available for Microsoft SQL Server database. The client server version of MP2 Professional has a thin client, leaving most of the work to the server, which minimizes processing time, ensures data integrity and security and reduces network traffic. The SQL Server version features wizards, context sensitive on-line help, customizable toolbars and Microsoft BackOffice compatibility. MP2 Professional is available in thirteen languages.

         MPXCONNECT HOSTED APPLICATION. MPXconnect is an application service provider ("ASP") offering that enables customers to access MP2 functionality without the associated costs of data and network management. End users can obtain all software functionality via an Internet browser and a fast Internet/frame relay connection, with the actual application secured within a data center, either managed by Datastream or a third party, assuring extremely high availability, security and performance. Key user benefits include faster implementations, reduced capital costs, lower cost of ownership, configurable industry-specific implementations and an ability to use a top-tier application for the broader market. Datastream plans to sell and market MPXconnect on a monthly fee basis in the first half of 2000.

         iPROCURE INDUSTRIAL TRADING NETWORK. The iProcure network, a product of Datastream's iProcure division, is a business-to-business Internet procurement application that enables customers to automate their industrial MRO procurement processes. The iProcure network can function as a stand-alone procurement module or seamlessly integrate with existing demand driven systems (ERP or Enterprise Asset Maintenance Systems) to fully automate the MRO supply chain. Use of iProcure reduces item costs, improves catalog search time, streamlines requisition processes, controls "maverick" purchasing and improves inventory control. Datastream generates revenues from the iProcure network through transaction fees charged to suppliers. Additionally, the Company expects to generate service revenue from specialized installation requirements, content services and other inventory and purchasing consulting fees.

PROFESSIONAL SERVICES

      The Company offers five types of professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as spare parts inventory management or preventive maintenance, (ii) integration, which provides on-site installation and systems integration services, (iii) customization, which enhances the functionality of a customer's system, (iv) maintenance and support services and (v) customer training.

         The Company offered a total of 409 training sessions in 1999 at its training facilities in Greenville, South Carolina, Irvine, California, Dallas, Texas and Chicago, Illinois Additionally, the Company offered training sessions at certain international locations and at customer locations. Most of the Company's training and consulting services are performed on a daily fee arrangement in connection with installations of the Company's systems. As of February 29, 2000, the Company employed 352 training and consulting personnel worldwide.

         Maintenance and support services include unlimited, toll-free international access to Datastream's Support staff, free product upgrades, a searchable Internet site for common questions and requests, an Internet-based support tool for self help via the Internet, e-mail support and an Internet-based file download service. As of February 29, 2000, the Company employed 123 support personnel in support operations worldwide. The Company provides support for its international customers via a tiered approach: first-level support is provided by the local sales office, with back-up expertise being supplied by the corporate help desk in Greenville, South Carolina.

CUSTOMERS

      Datastream's customer base is highly diversified. To date, Datastream has sold systems to approximately 24,200 companies in 128 countries through a combination of telesales, direct sales and international distributors in virtually every major industry. Datastream products are found in almost every industry where capital investments are important, including aerospace and defense, automotive, chemicals, communications, computers and electronics, food, general facilities, general manufacturing, government, healthcare, hospitality, metals, petroleum, shipping and transport and utilities.

      The Company has sold over 55,000 systems since inception and has grown its installed base by an average of approximately 50% annually during the last 6 years. The Company has developed a number of foreign language versions of its products. Each of these translations is adapted to the country served and technical assistance is provided by local experts in order to ensure that the Company's standard for training and technical support is the same worldwide.

      No customer has represented more than 5% of the Company's total annual revenue in any of the last three fiscal years.

SALES AND MARKETING

      The Company markets and sells its products and services through 334 sales and marketing professionals (as of February 29, 2000), including a telesales force of 148 representatives and a direct sales force of 145. During 1999, the Company expanded its direct sales force significantly in order to call on larger accounts and to market its enterprise-wide solutions, including MP5i, worldwide. The Company uses a marketing software system with database marketing, telemarketing, lead tracking and analysis and customer support capabilities.

      The Company's marketing department consists of 44 employees (as of February 29, 2000) and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design and management, product marketing, market research and competitive analysis and provides competitive, customer and prospect input for the Company's product development efforts. To enhance its marketing efforts, Datastream sponsors a user's conference each year. The conference provides an opportunity for decision-makers in targeted industries to attend training sessions, workshops and presentations addressing both maintenance issues generally and Datastream products specifically, and to interact with other users and Company employees.

      Internationally the Company uses a direct and telesales sales force out of its offices in The Netherlands, Germany, the United Kingdom, France, Singapore, China, Argentina, Brazil and Mexico as well as its Greenville, South Carolina headquarters. In addition, the Company has a network of distributors located throughout the balance of Europe, Latin America and the Pacific Rim. For financial information about the Company's segments and operations in different geographic locations, see note 14 to the Company's consolidated financial statements.

PRODUCT DEVELOPMENT

      As of February 29, 2000, the Company's product development department consisted of 169 people, spread among four groups: Development, Quality Assurance, Documentation and Localization. The Development group consisted of 100 software developers, most of whom hold advanced programming or engineering degrees. From time to time, the Company utilizes outside contractors for certain product development projects.

         Management believes that the Company has been able to respond quickly to technology trends. The Company introduced its first DOS-based desktop product in 1986. In 1994, it released a Windows-based desktop product and shortly thereafter added PC networking capabilities with its file-server products. In 1996, the Company released the first of its enterprise class products based on a client server architecture. These products have quickly achieved widespread market acceptance. During 1999, the Company focused on developing Internet-based applications, including MP5i and MP2i, along with aggressive development and marketing of an electronic commerce initiative, iProcure. MP5i, the industry's first fully Internet-based enterprise asset management system, added critical features during 1999, including Euro compliance, global asset management capabilities, and multi-language, multi-currency support. MP2i entered beta testing as an Internet-based asset management solution in 1999, and development efforts began on MPXconnect, an ASP solution to reduce customers' system administration costs. The iProcure network is the next generation of the Company's previous e-MRO product, launched in 1998, and provides an on-line purchasing system for MRO parts. iProcure works in tandem with Datastream's asset management solutions or as a stand alone procurement system. The Company's product development efforts are currently focused on continued use of the Internet as a medium for client connection to the Company's high-end products and as a conduit for purchasing transactions through the iProcure system.

      The Company plans to continue its Internet-based development of MP5i and MP2i with a focus on increased alignment of MP5i with the Company's products to facilitate seamless customer migration. Planned improvements to MP5i will also include enhanced workflow capabilities, improved ERP integration capabilities, improved electronic commerce capabilities and additional functional modules.

      Although management believes that the Company's product development staff will be able to meet their development challenges, there can be no assurance that the above or any other development projects will be completed in a timely manner or will result in a product that achieves market acceptance.

      Product development expenses consist principally of salaries and certain other expenses related to development and modifications of software products. The Company's software development expenditures were approximately $6.6 million, $11.8 million and $15.5 million in 1997, 1998 and 1999 respectively.

COMPETITION

      The market for application software is intensely competitive. Certain of the Company's existing competitors, as well as a number of potential market entrants, have greater financial, marketing, service and support and technical resources than the Company. The Company will be required to make continued investments in product development, particularly the development of Internet-based products, to meet competitive pressures. There can be no assurance that the Company will have sufficient resources to make those investments or that the Company will be able to make the technical advances necessary to continue to compete effectively in the future.

      In the asset maintenance market, the Company competes with Indus International, Marcam Corporation, Mincom, Inc., Peregrine Systems, Project Software and Development, Inc. (PSDI) and several ERP vendors such as SAP and J.D. Edwards, who offer enterprise-wide management systems with asset maintenance modules. The Company competes internationally with both local and global providers of asset maintenance solutions. Local and regional competitors are generally smaller, but are more knowledgeable of the specific markets in which they compete. Global competitors such as PSDI and Indus participate actively in the European, Latin American and Pacific Rim countries, entering these markets through distributors, direct sales and service offices or through strategic partnerships. Competition in these countries is frequently intense and there is no assurance that the Company will be successful in these markets.

      In the industrial procurement market, the Company competes with existing asset maintenance competitors, including PSDI, and the Company expects to compete more frequently with companies such as Ariba, Clarus, Commerce One, Concur, PurchasePro and VerticalNet. This market is characterized by competitors with significantly higher capital and human resources than the Company, and it is an industry driven by highly dynamic changes in technology. The Company expects this market to increase significantly in terms of competition and technological change.

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

      Although the Company relies on a "shrink-wrap" license for protection against unauthorized use of its products for it file server and certain of its client server licensing transactions, in instances involving large sales, the Company may specifically negotiate license agreements that are signed by both the licensee and the Company. Certain provisions of these licenses, including restrictions on use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. The Company's international operations expose it to certain additional intellectual property risks in that the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes that its products, trademarks, servicemarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against the Company. Any such claim made against the Company, with or without merit, could be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against the Company could have a material adverse effect on the Company's financial condition and results of operations.

SEASONALITY

      The Company's international operations expose the Company to seasonal fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year. Datastream has historically experienced an increase in services revenue in the second quarter during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in May 2000.

EMPLOYEES

      As of February 29, 2000, the Company employed approximately 1,088 persons on a full-time basis, including 334 sales and marketing personnel, 465 service and support representatives, 121 administrative personnel and 168 employees involved in product development. None of Datastream's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. Management considers relations between the Company and its employees to be good.

ITEM 2.  PROPERTIES

      The Company conducts its principal operations out of a 125,000 square foot headquarters building owned by the Company located in Greenville, South Carolina. The Company also owns a 15,000 square foot building in Dessau, Germany. The Company also has the following properties under lease:

                                                               SQUARE FOOTAGE
      LOCATION                          LEASE EXPIRATION         (APPROX.)
      --------                          ----------------         ---------
      Munich, Germany                    November 2002            16,000
      Rotterdam, The Netherlands         November 2002            12,000
      Singapore                            March 2001              9,900
      Grenoble, France                   February 2002             6,500
      Buenos Aires, Argentina              June 2001               4,306
      Slough, Great Britain                March 2000              4,000
      Irvine, California                   April 2003              3,800
      Toronto, Canada                       May 2003               3,600
      Brisbane, Australia                 August 2000              3,000
      Woodbridge, New Jersey             November 2003             2,800
      Paris, France                       August 2001              2,000
      Mexico City, Mexico                  July 2000               1,900
      Atlanta, Georgia                     April 2001              1,800
      Sao Paulo, Brazil                   January 2002             1,500
      Chicago, Illinois                  Month-to-Month            1,400
      Dallas, Texas                      February 2003             1,400
      Shanghai, China                    Month-to-Month            1,000
      Tokyo, Japan                        October 2001               420
      Naples, Florida                    Month-to-Month              180
      Lancaster, Pennsylvania            September 2000              150



ITEM 3.  LEGAL PROCEEDINGS.

                  On January 11, 1999, several shareholders filed a putative class action complaint in the United States District Court for the District of South Carolina, Greenville Division, naming as defendants, the Company, Larry G. Blackwell and the Company's former Chief Financial Officer. Several substantially similar complaints were filed in the same court shortly thereafter. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. On June 25, 1999, the court ordered that the actions be consolidated and that a single consolidated complaint be filed. On August 13, 1999, the plaintiffs filed a consolidated amended class action complaint. The consolidated amended complaint alleges that defendants artificially inflated Datastream's earnings and stock price by (i) taking certain one-time charges not in accordance with generally accepted accounting principles ("GAAP") in connection with Datastream's acquisitions of Insta and SIS and (ii) materially understating the Company's reserves for doubtful accounts in violation of GAAP. The plaintiffs seek compensatory damages and unspecified equitable relief. On September 13, 1999, the Company and the individual defendants moved to dismiss the consolidated amended complaint. The court denied the defendants' motion to dismiss on January 27, 2000. The Company filed its answer to the consolidated class action complaint on February 24, 2000. The Company intends to defend this action vigorously, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of the litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         Datastream is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of Datastream's stockholders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol DSTM. The Company has never declared or paid any cash dividends on its Common Stock. However, the Company declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. The Company declared a second two-for-one stock split, effected in the form of a one-for-one share dividend, effective January 30, 1998. The Company anticipates that all of its earnings will be retained for the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high and low prices for each quarter of the Company's last two fiscal years. The prices below reflect the two-for-one stock splits which occurred on September 12, 1995 and January 30, 1998.

QUARTER ENDED                     HIGH           LOW
-------------                     -----          ----

March 31, 1998                   23.375         13.500
June 30, 1998                    27.500         17.250
September 30, 1998               19.875          9.500
December 31, 1998                18.250          8.625

March 31, 1999                   12.250          8.313
June 30, 1999                    16.000          6.625
September 30, 1999               16.688         11.000
December 31, 1999                25.000          7.125

         The closing price of a share of the Company's Common Stock on March 10, 2000, was $43.438. As of March 10, 2000, the Company had 185 shareholders of record of its Common Stock. As of the date of the Company's last Annual Meeting of Stockholders, June 11, 1999, the Company had approximately 9,500 beneficial owners of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                 YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                               1995         1996         1997         1998        1999
                                               ----         ----         ----         ----        ----
                                             (IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues                                   $ 20,346   $ 32,466    $ 69,768   $ 98,555   $118,776
Total cost of revenues (1)                          5,218     11,507      22,131     34,756     46,545
                                                 --------   --------    --------   --------   --------

Gross profit                                       15,128     20,959      47,637     63,799     72,231
Total operating expenses (2)                        9,216     47,758      31,076     53,251     61,845
                                                 --------   --------    --------   --------   --------

Operating income (loss)                             5,912    (26,799)     16,561     10,548     10,386
Net other income                                    1,176      2,370         987        536      1,461
                                                 --------   --------    --------   --------   --------

Income (loss) before income taxes                   7,088    (24,429)     17,548     11,084     11,847
Income taxes                                        2,742      3,581       6,110      6,384      4,412
                                                 --------   --------    --------   --------   --------
Net income (loss)                                $  4,346   $(28,010)   $ 11,438   $  4,700   $  7,435
                                                 ========   ========    ========   ========   ========
Basic net income (loss) per share                $    .33   $  (1.65)   $    .62   $    .25   $    .39
                                                 ========   ========    ========   ========   ========

Diluted net income (loss) per share              $    .30   $  (1.65)   $    .59   $    .23   $    .37
                                                 ========   ========    ========   ========   ========


Net income before one time charges .             $  4,346   $  7,394    $ 11,438   $ 15,311   $  7,141
                                                 ========   ========    ========   ========   ========
Basic net income per share before one
time charges                                     $    .33   $    .44    $    .62   $    .81   $    .37
                                                 ========   ========    ========   ========   ========

Diluted net income per share before
one time charges                                 $    .30   $    .42    $    .59   $    .76   $    .36
                                                 ========   ========    ========   ========   ========

Basic weighted average common shares
outstanding                                        13,004     16,977      18,397     18,935     19,118
Diluted weighted average common
shares outstanding                                 14,366     16,977      19,246     20,279     20,098
Operating Data:
Software units sold at period-end
(cumulative)                                       11,964     24,787      35,465     47,985     55,250


                                                              AS OF DECEMBER 31,
                                         -------------------------------------------------------------
                                              1995         1996         1997         1998        1999
                                              ----         ----         ----         ----        ----
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.....................       $19,965      $13,633      $22,290      $25,792     $34,652
Total assets........................        50,692       57,577       65,097       86,790      88,175
Long-term debt, less current portion            22        2,893          603          297         224
Total stockholders' equity..........        46,034       33,125       47,108       60,606      67,284

(1) In 1996, includes $1,804 of capitalized software written off as a result of the acquisition of SQL. In 1998, includes $3,944 of capitalized and acquired software written off as a result of the acquisition of Datastream Systems GmbH & Co. KG and pursuant to a plan of re-organization and restructuring.

(2) In 1996, includes $33,600 of in-process research and development acquired and written off as part of the acquisition of SQL. In 1998, includes $9,990 of in-process research and development acquired and written off as a part of the acquisition of Datastream Systems GmbH & Co KG and Datastream-SIS PTE, Ltd, and other charges pursuant to a plan of re-organization and restructuring. In 1999, includes ($294) of restructuring reserves written off at completion of re-organization and restructuring plan. (See note 3 of notes to consolidated financial statements.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN.

OVERVIEW

      Datastream is a leading provider of Internet-based solutions for asset management and industrial procurement for businesses, governments and other organizations. The Company's revenues have grown each calendar year since inception. Excluding one-time charges related to acquisitions, the Company has been profitable in each of the last five years and has experienced a compounded annual growth rate of 55% in revenues during that period.

      The Company divides its business into two main segments. Datastream's asset maintenance division provides solutions that optimize productivity of assets through various preventative maintenance and asset management programs. The Company's asset maintenance products includes solutions for virtually any size of operation, from the large, multi-site organization needing a full featured enterprise solution to the single, small shop with basic requirements. The Company's newly formed iProcure division provides business-to-business electronic commerce industrial procurement solutions, enabling customers to automate their industrial procurement resulting in reduced costs of maintaining assets.

      The asset maintenance products consist of 3 major categories based on price and functionality. MP2 Professional provides maintenance solutions for the small to medium size facility, MP2i offers enterprise-wide maintenance solutions for the large and mid-sized organization that are required to manage capital assets and personnel in multiple locations, and MP5i is designed for larger enterprises with asset intensive and safety critical operations. IProcure is a business-to-business Internet procurement application that enables customers to automate their industrial procurement. Datastream supports its products with professional and support services. See note 1(c) of the notes to consolidated financial statements for information concerning the Company's revenue recognition policies.

      In 1998 the Company made four acquisitions to expand its international markets and reduce the Company's reliance on outside distributors. The Company made three stock acquisitions of foreign asset management software companies, Datastream Systems GmbH & Co KG, a German company, in March 1998, Datastream-SIS PTE Ltd., a Singapore company, in June 1998 and Computec Sistemas S.A., an Argentine company, and its affiliate Datastream Systems de Mexico S.A. de C.V., a Mexican company, in September 1998. Additionally, the Company made one asset acquisition, Datastream Pacific Pty Ltd., an Australian company, in July 1998. These acquisitions will be referred to as the "1998 Acquisitions".

      In December 1998, the Company adopted a restructuring plan pursuant to which it aggressively migrated to new Internet-based products to permit it to continue to compete effectively both domestically and internationally and improve operating efficiencies and customer service by consolidating research and development and certain administrative functions and eliminating redundancies in its acquired subsidiaries. The restructuring resulted in certain one-time charges. The aggregate amount of $7.3 million in write-downs and write-offs of obsolete products and capitalized software and increased reserves resulting from the restructuring plan was reflected in the fourth quarter of 1998. See also note 3 to the consolidated financial statements. In 1999, the restructuring plan was completed. See "--Recent Developments."

RECENT DEVELOPMENTS

      In 1999, the Company completed its restructuring plan utilizing $3.6 million of the $3.9 million of reserves established at December 31, 1998. Approximately $300,000 of unutilized restructuring related reserves were recognized as a reduction in operating expenses during the fourth quarter of 1999. See also note 3 to the consolidated financial statements.

      During 1999, the Company announced the formation of a new division iProcure. This division focuses on Internet-based business-to-business electronic commerce industrial procurement solutions. iProcure is structured to include Datastream's electronic commerce assets, including iProcure.com, Datastream's Internet based industrial procurement application, and BizSurplus.com, Datastream's industrial auction site. Additionally, the company formed a wholly-owned subsidiary, iProcure, Inc. The iProcure division had a net loss in 1999 of $2.2 million and total expenses of $3.7 million. The expenses were 38% sales and marketing, 39% product development, 16% general and administrative and 7% cost of sales. The results for iProcure are included in the Results of Operations discussed below. Additionally, results for the iProcure division are reported as a separate segment under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". See also note 14 to the consolidated financial statements.

RESULTS OF OPERATIONS

      The following tables set forth statement of operations data for the three years ended December 31, 1997, 1998 and 1999, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

                                                         YEAR ENDED DECEMBER 31,               PERCENT CHANGE
                                                    --------------------------------           --------------
                                                    1997          1998          1999        97-98      98-99
                                                    ----          ----          ----        -----      -----
                                                     (IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)
Statement of Operations Data:
Revenues:
     Product...................................   $31,174       $38,226       $39,268        22.6%       2.7%
     Professional services.....................    26,438        42,622        56,334        61.2       32.2
     Support...................................    12,156        17,707        23,174        45.7       30.9
                                                   ------      --------      --------        ----       ----
        Total revenues.........................    69,768        98,555       118,776        41.3       20.5

Cost of revenues:
     Cost of product revenues..................     1,654         2,109         2,320        27.5       10.0
     Cost of professional
        services revenues......................    15,160        22,402        34,718        47.8       55.0
     Cost of support revenues..................     3,838         4,731         5,406        23.3       14.3

     Amortization and
        write off of capitalized software......     1,479         5,514         4,101         N/M        N/M
                                                  -------       -------       -------      ------      -----
        Total costs of revenues................    22,131        34,756        46,545       57.0        33.9


Gross profit...................................    47,637        63,799        72,231        33.9       13.2

Operating expenses:
     Sales and marketing.......................    18,617        25,398        33,695        36.4       32.7
     Product development........................    4,364         8,174        14,555        87.3       78.1
     General and administrative................     7,004         7,645        10,833         9.2       41.7
     Goodwill amortization ....................     1,091         2,044         3,056        87.4       49.5
     In-process research and development,
      restructuring and other..................         --        9,990          (294)        N/M        N/M
                                               -----------      -------      --------       -----      -----

     Total operating expenses..................    31,076        53,251        61,845        71.4       16.1
                                                   ------       -------        ------       -----      -----

Operating income (loss)........................    16,561        10,548        10,386       (36.3)      (1.5)
Net other income...............................       987           536         1,461       (45.7)     172.5
                                                      ---      --------       -------       -----      -----

Income (loss) before income taxes .............    17,548        11,084        11,847       (36.8)       6.9
Income taxes...................................     6,110         6,384         4,412         4.5      (30.9)
                                                   -----        -------       -------       -----      -----

Net income (loss)..............................  $ 11,438       $ 4,700       $ 7,435       (58.9)      58.2
                                                 ========       =======       =======        ====

Basic net income (loss) per share..............  $    .62       $  .25        $   .39       (59.8%)     56.0%
                                                 ========       ======        =======        ====      =====

Diluted net income (loss) per share............  $   .59        $  .23        $   .37       (61.0%)     60.9%
                                                 ========       ======        =======        ====      =====

N/M - Not meaningful

                                                                              YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                        1997            1998            1999
                                                                        ----            ----            ----
Statement of Operations Data:
Revenues:
     Product.................................................           44.7%            38.8%          33.1%
     Professional services...................................           37.9             43.2           47.4
     Support.................................................           17.4             18.0           19.5
                                                                        ----             ----           ----

          Total revenues.....................................          100.0            100.0          100.0

Cost of revenues:
     Cost of product revenues................................            2.4              2.1            1.9
     Cost of professional services revenues..................           21.7             22.7           29.2
     Cost of support revenues................................            5.5              4.8            4.6
     Amortization and write off of capitalized software......            2.1              5.7            3.5
                                                                         ---             ----           ----
          Total cost of revenues.............................           31.7             35.3           39.2

Gross profit.................................................           68.3             64.7           60.8

Operating expenses:
     Sales and marketing.....................................           26.7             25.8           28.4
     Product development.....................................            6.3              8.3           12.2
     General and administrative..............................           10.0              7.7            9.1
     Goodwill amortization ..................................            1.6              2.1            2.6

     In-process research and development,
        restructuring and other..............................              --            10.1           (0.2)
                                                                         ----            ----          ------
          Total operating expenses...........................           44.6             54.0           52.1

Operating income (loss)......................................           23.7             10.7            8.7
Net other income.............................................            1.4              0.5            1.2
                                                                       -----            -----          -----

Income (loss) before income taxes............................           25.1             11.2            9.9
Income taxes.................................................            8.7              6.5            3.7
                                                                       -----            -----          -----

Net income (loss)............................................           16.4%             4.8%           6.2%
                                                                        =====            =====          =====


1999 COMPARED TO 1998 AND 1998 COMPARED TO 1997

      TOTAL REVENUES. Total revenues for 1999 increased 20.5% to approximately $118.8 million from approximately $98.6 million in 1998, due principally to (i) the expansion of the Company's professional service and technical support service organizations, (ii) the continued acceptance of the Company's products in the asset maintenance market, (iii) full integration of the 1998 Acquisitions, and (iv) the introduction of new products including MP5 v5.5 in the first quarter of 1999.

      Total revenues for 1998 increased 41.3% to approximately $98.6 million from approximately $69.8 million in 1997, due principally to (i) the continued acceptance of the Company's products in the asset maintenance market, (ii) expansion of the Company's sales, marketing, professional and technical support service organizations, (iii) the 1998 Acquisitions, (iv) the introduction of new products including MP2 v5.0 for Access and MP2 WebLink in March of 1998, and PagerLink, MP2 v6.0 for Oracle and MP5 v5.4 in June 1998, followed by translated language versions. The revenue growth is comprised of a 27.8% increase in Datastream's revenues and a 13.5% increase attributable to the 1998 acquisitions.

      International revenues were approximately $42.8 million, or 36.1% of total revenues in 1999, compared to $37.4 million, or 37.9% of total revenues in 1998, compared to $25.6 million, or 36.7% of total revenues in 1997.

      Product revenues increased 2.7% to approximately $39.3 million in 1999 from approximately $38.2 million in 1998, and 22.6% to approximately $38.2 million in 1998 from approximately $31.2 million in 1997. These increases are due to an increase in the average selling price of the systems sold and reflect the impact of the 1998 Acquisitions. As a percentage of revenues, revenues from software products decreased to 33.1% in 1999 from 38.8% in 1998 and decreased to 38.8% in 1998 from 44.7% in 1997.

      Professional service revenues increased 32.2% to approximately $56.3 million in 1999 from approximately $42.6 million in 1998 and 61.2% to approximately $42.6 million in 1998 from approximately $26.4 million in 1997. These increases generally reflect the impact of the 1998 Acquisitions, and increased installation, training and integration services provided to support increased product sales. As a percentage of revenues, revenues from professional services increased to 47.4% in 1999 from 43.2% in 1998 and increased to 43.2% in 1998 from 37.9% in 1997.

      Technical support service revenues increased 30.9% to approximately $23.2 million in 1999 from approximately $17.7 million in 1998, and 45.7% to approximately $17.7 million in 1998 from approximately $12.2 million in 1997. These increases reflect a larger installed customer base and the impact of the 1998 Acquisitions. As a percentage of total revenues, revenues from technical support services increased to 19.5% in 1999 from 18.0% in 1998 and 17.4% in 1997.

      COST OF REVENUES. Cost of product revenues as a percentage of total revenues decreased to 1.9% in 1999 from 2.1% in 1998 and decreased to 2.1% in 1998 from 2.4% in 1997. The decrease as a percentage of revenues in 1999 from 1998 and 1997 principally reflects decreased costs associated with printing and replication of the Company's software products, and volume discounts realized on shipping costs.

      Cost of professional services increased as a percentage of total revenues to 29.2% in 1999 from 22.7% in 1998 and 21.7% in 1997. The increase as a percentage of revenues in 1999 from 1998 and 1997 was due primarily to lower utilization of personnel in the companies acquired in the 1998 Acquisitions and larger implementation projects.

      Cost of technical support services as a percentage of total revenues was 4.6%, 4.8%, and 5.5% in 1999, 1998 and 1997, respectively. The decrease from 1997 to 1998 and 1998 to 1999 as a percentage of revenues reflects savings realized upon increased consolidation of worldwide support activities during 1998 and 1999.

      Amortization and write off of capitalized software includes approximately $4.1 million of amortization of capitalized software for 1999. Amortization and write off of capitalized software costs in 1998 includes $1.6 million of amortization of capitalized software and one-time charges totaling $3.9 million, including a $600,000 write-off of capitalized software rendered obsolete as a result of the acquisition of Datastream Systems GmbH & Co, KG, and a $3.3 million write-off of acquired and capitalized software rendered obsolete by management's decision in the fourth quarter of 1998 to focus future software development on Internet-based software pursuant to its restructuring plan. Cost of revenue in 1997 included approximately $1.5 million of amortization of capitalized software. See note 1(i) to the consolidated financial statements.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses for 1999 increased 32.7% to approximately $33.7 million from approximately $25.4 million in 1998, and increased 36.4% to approximately $25.4 million from approximately $18.6 million in 1997. As a percentage of total revenues, these expenses were 28.4% in 1999, 25.8% in 1998 and 26.7% in 1997. The increase as a percentage of revenues in 1999 from 1998 and 1997 was due primarily to increased commissions to sales people and increased marketing in the iProcure division.

      PRODUCT DEVELOPMENT EXPENSES. Total expenditures on product development, including capitalized expenses, increased to approximately $15.5 million in 1999 from approximately $11.8 million in 1998 and from approximately $6.7 million in 1997. The increases were primarily due to the hiring of additional employees and third party consultants to work on the Company's Internet-based products, MP2i and MP5i, and on the iProcure product. The Company capitalized software expense of approximately $1.0 million, $3.7 million and $2.3 million, respectively, in 1999, 1998 and 1997, which represented 6.2%, 30.9% and 34.8% of total expenditures for product development in the respective periods. Capitalization of software expense is expected to decrease further as a percentage of total development expense in 2000. Net product development expenditures were approximately $14.5 million, $8.2 million and $4.4 million in 1999, 1998 and 1997, respectively. Net product development expenses as a percentage of revenues were 12.2%, 8.3% and 6.3% in 1999, 1998 and 1997, respectively. Amortization of capitalized product development costs is charged to cost of product sales and totaled approximately $4.1 million, $1.6 million and $1.5 million in 1999, 1998 and 1997, respectively. At December 31, 1999, the Company has no remaining capitalized software costs on the balance sheet.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the cost of the Company's finance, human resources and information services. General and administrative expenses increased 41.7% to approximately $10.8 million in 1999 from approximately $7.6 million in 1998, and 9.2% to approximately $7.6 million in 1998 from approximately $7.0 million in 1997, due primarily to the 1998 Acquisitions, which companies historically spent more on general and administrative categories, and increased administrative personnel required to support the Company's growth and increased reserves. As a percentage of total revenues, general and administrative expenses were 9.1% in 1999, 7.7% in 1998 and 10.0% in 1997.

      GOODWILL AMORTIZATION. Goodwill amortization increased 49.5% to approximately $3.1 million in 1999 from approximately $2.0 million in 1998, and 87.4% to approximately $2.0 million in 1998 from approximately $1.1 million in 1997, due to the 1998 Acquisitions resulting in higher goodwill balances. As a percentage of total revenues, goodwill amortization was 2.6% in 1999, 2.1% in 1998 and 1.6% in 1997.

      IN-PROCESS RESEARCH AND DEVELOPMENT COSTS, RESTRUCTURING AND OTHER. In 1998, the Company expensed $3.5 million of in-process research and development acquired as part of the 1998 Acquisitions. In July 1998, the Company withdrew its proposed offering of Common Stock and wrote off the related capitalized costs of $231,000, which is included with the other charges. The Company expensed $2.2 million in 1998 related to the discontinuance of the Company's indirect sales model. The Company also adopted a restructuring plan in December 1998 pursuant to which it aggressively developed Internet-based software products, consolidated product development, customer support and administrative services and eliminated redundancies in its acquired international subsidiaries. As a result, the Company expensed approximately $4.0 million related to the restructuring in the fourth quarter of 1998. In 1999, the Company completed its restructuring plan utilizing approximately $3.6 million of the $4.0 million of reserves established at December 31, 1998. Approximately $300,000 of unutilized restructuring related reserves were written off at December 31, 1999. See "--Recent Developments" and note 3 to the consolidated financial statements.

      OTHER INCOME/EXPENSE. Other income increased to $1.5 million in 1999 from $0.5 million in 1998 and decreased to $0.5 million in 1998 from $1.0 million in 1997. The increase from 1998 to 1999 is primarily due to a gain recognized on the sale of equity securities the Company acquired through the disposition of an investment in an unrelated software company. The decrease from 1997 to 1998 is primarily due to lower interest earned on smaller investment balances which resulted after remitting the cash portion of the purchases of SQL, Insta, SIS, Datastream Pacific and Computec to their respective shareholders and to decreased rental income from leasing of the Company's building in Greenville, South Carolina.

         INCOME TAXES. The Company's effective income tax rate for 1999 decreased to 37.2% from 57.6% in 1998.The decrease in the effective tax rate from 1998 to 1999 is a result of the absence of non-deductible in process research and development, higher amortization of non-deductible goodwill and the benefit of a reduction in the liability to properly reflect the Company's exposure for tax related contingencies.. The Company's effective income tax rate for 1998 increased to 57.6% from 34.8% in 1997. The increase is due to non-deductible in process research and development, increase in non-deductible goodwill amortization and an increase in international operations resulting in more income earned in higher tax jurisdictions.

      NET INCOME. The Company's net income increased 58.2% in 1999 to approximately $7.4 million or $.39 basic earnings per share ($.37 diluted earnings per share) from a profit of approximately $4.7 million in 1998 or $.25 basic earnings per share ($.23 diluted earnings per share), and decreased (58.9%) in 1998 to approximately $4.7 million or $.25 basic earnings per share ($.23 diluted earnings per share) from a profit of approximately $11.4 million in 1997 or $.62 basic earnings per share ($.59 diluted earnings per share). The 1999 increase in net income is due to the impact of the write-offs incurred upon the 1998 Acquisitions off set by increased cost of sales, amortization expense and iProcure division expenses. The 1998 decrease in net income is due to the impact of the write-offs incurred upon the 1998 Acquisitions, offset in part by improved international profitability and internal growth of revenues during 1998. The 1999 net loss for the iProcure division is approximately $2.2 million.

QUARTERLY RESULTS

      GENERAL. The Company believes that its future results of operations may be subject to quarterly variations. The Company's international acquisitions have exposed the Company to seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year. Datastream has historically experienced an increase in service revenues in the second quarter during which the Company holds its annual Technical User Group Conference. The next such conference is presently scheduled to be held in May 2000.

      After methodology changes were set forth by the Staff at the Securities and Exchange Commission (the "Staff") in its letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Company voluntarily adjusted the allocation of the purchase price related to two of its 1998 Acquisitions and the related goodwill amortization. In connection therewith, on March 1, 1999, the Company filed amended quarterly reports for each of its fiscal quarters ended March 31, June 30 and September 30, 1998 with the SEC. Although the Company believes that its original accounting treatment was in accordance with GAAP, it made the adjustments to be consistent with the new methodology set forth by the Staff.

      The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 1999. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the

Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.


                                                                     QUARTER ENDED
                               ------------------------------------------------------------------------------------------
                                                 1998                                           1999
                               -----------------------------------------    ---------------------------------------------
                                   MARCH      JUNE      SEPT.      DEC.         MARCH       JUNE       SEPT.        DEC.
                                     31,       30,        30,       31,           31,        30,         30,         31,
Revenues:
   Product.................       $7,365    $9,332     $9,401   $12,128       $10,422    $10,596      $8,420      $9,830
   Professional services...        8,956     9,832     11,169    12,665        13,175     14,180      14,958      14,021
   Support.................        3,808     4,278      4,591     5,029         5,202      5,768       5,857       6,347
                                   -----     -----      -----     -----         -----      -----       -----       -----
      Total revenues.......       20,129    23,442     25,161    29,822        28,799     30,544      29,235      30,198
Cost of revenues:
   Cost of product revenues          776       772      1,044     1,087           535        531         495         759
   Cost of professional
      services revenues....        4,145     5,221      5,972     7,064         6,690      8,182       9,588      10,258

   Cost of support revenues          930     1,214      1,156     1,431         1,318      1,281       1,394       1,413
   Amortization and write
      off of capitalized
      software.............          598        --         --     3,346           583        765       1,440       1,313
                                   -----    ------     ------    ------         -----     ------      ------      ------


   Total cost of revenues..        6,449     7,207      8,172    12,928         9,126     10,759      12,917      13,743
                                   -----     -----      -----    ------         -----     ------      ------      ------
Gross profit...............       13,680    16,235     16,989    16,894        19,673     19,785      16,318      16,455
Operating expenses:
   Sales and marketing.....        5,549     6,492      6,326     7,030         7,656      7,973       8,676       9,390
   Product development.....        1,522     1,961      1,855     2,836         2,897      3,945       3,913       3,800
   General and administrative      1,832     1,446      1,575     2,792         2,643      2,463       3,061       2,666
   Goodwill amortization ..          198       569        719       558           764        764         764         764
   In-process research and
      development, restructuring
      and other ...........        2,057     1,360      1,104     5,469            --         --          --       (294)
                                  ------    ------     ------    ------      --------   --------    --------   ---------

Total operating expenses...       11,158    11,828     11,579    18,685        13,960     15,145      16,414      16,326
                                  ------    ------     ------    ------        ------     ------      ------      ------
Operating income (loss)....        2,522     4,407      5,410    (1,791)        5,713      4,640        (96)         129
Net other income...........          253       203         49        31           122        138         102       1,099
                                  ------    ------     ------    ------        ------     ------      ------      ------
Income (loss) before income
      taxes................        2,775     4,610      5,459    (1,760)        5,835      4,778           6       1,228
Income taxes...............        2,064     2,358      2,625      (664)        2,188      1,768           2         454
                                  ------    ------     ------    ------        ------     ------      ------      ------

Net income (loss)..........        $ 711    $2,252     $2,834   $(1,096)       $3,647     $3,010        $  4        $774
                                   =====    ======     ======   ========       ======     ======        ====        ====

Basic net income (loss)
      per share............        $ .04     $ .12      $ .15     $(.06)        $ .19      $ .16       $ .00       $ .04
                                   =====     =====      =====     ======        =====      =====       =====       =====

Diluted net income (loss)
      per share............        $ .03     $ .11      $ .14     $(.06)        $ .18      $ .15       $ .00       $ .04
                                   =====     =====      =====     ======        =====      =====       =====       =====

      The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company's results of operations for each of the eight quarters through the quarter ended December 31, 1999.

                                                                     QUARTER ENDED
                               -------------------------------------------------------------------------------------------
                                                 1998                                           1999
                               -----------------------------------------    ----------------------------------------------
                                   MARCH      JUNE     SEPT.       DEC.          MARCH        JUNE       SEPT.       DEC.
                                     31,       30,       30,        31,            31,         30,         30,        31,
Revenues:
   Product.................        36.6%      39.8%     37.4%      40.7%         36.2%       34.7%       28.8%      32.6%
   Professional services...        44.5       41.9      44.4       42.5          45.7        46.4        51.2       46.4
   Support.................        18.9       18.3      18.2       16.9          18.1        18.9        20.0       21.0
                                   ----       ----      ----       ----          ----        ----        ----       ----
      Total revenues.......       100.0      100.0     100.0      100.0         100.0       100.0       100.0      100.0
Cost of revenues:
   Cost of product revenues         3.9        3.3       4.2        3.6           1.9         1.7         1.7        2.5
   Cost of professional
       services revenues...        20.6       22.3      23.7       23.7          23.2        26.8        32.8       34.0
   Cost of support revenues         4.6        5.2       4.6        4.8           4.6         4.2         4.8        4.7
   Amortization and writeoff of
      capitalized software.         3.0        --        --        11.2           2.0         2.5         4.9        4.3
                                   ----       ----      ----       ----          ----        ----        ----       ----

   Total cost of revenues..        32.0       30.7      32.5       43.4          31.7        35.2        44.2       45.5
                                   ----       ----      ----       ----          ----        ----        ----       ----
Gross profit...............        68.0       69.3      67.5       56.6          68.3        64.8        55.8       54.5
Operating expenses:
   Sales and marketing.....        27.6       27.7      25.1       23.6          26.6        26.1        29.7       31.1
   Product development.....         7.6        8.4       7.4        9.5          10.1        12.9        13.3       12.6
   General and administrative       9.1        6.2       6.3        9.4           9.1         8.1        10.5        8.8
   Goodwill amortization...         1.0        2.4       2.8        1.8           2.6         2.5         2.6        2.5
   In-process research and
      development, restructuring
      and other ...........        10.2        5.8       4.4       18.3           --          --          --        (0.9)
                                   ----       ----      ----       ----          ----        ----        ----       ----

Total operating expenses...        55.4       50.5      46.0       62.7          48.4        49.6        56.1       54.1
                                   ----       ----      ----       ----          ----        ----        ----       ----
Operating income (loss)....        12.5       18.8      21.5       (6.0)         19.9        15.2        (0.3)       0.4
Net other income...........         1.3        0.9       0.2         .01          0.4         0.5         0.3        3.7
                                   ----       ----      ----       ----          ----        ----        ----       ----
Income (loss) before income
      taxes................        13.8       19.7      21.7       (5.9)         20.3        15.7         0.0        4.1
Income taxes...............        10.3       10.1      10.4       (2.2)          7.6         5.8         0.0        1.5
                                   ----       ----      ----       ----          ----        ----        ----       ----

Net income (loss)..........         3.5%       9.6%     11.3%     (3.7%)         12.7%        9.9%        0.0%       2.6%
                                   =====      =====     =====     ======         =====       =====        ====       ====

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities entirely from cash generated from operations. The Company ended 1999 with $17.9 million in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to reinvest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

      In July 1997, the Company made a $2.0 million investment in Distinction Software, Inc. ("Distinction"). This investment represents less than 20% of the outstanding capital stock of Distinction. In November 1998, Distinction and Peoplesoft entered into an agreement whereby, pursuant to the satisfactory delivery of interim software development and revenue targets, Peoplesoft agreed to purchase Distinction. In 1999, the purchase of Distinction by Peoplesoft was completed. The Company received 161,767 shares of Peoplesoft common stock in exchange for its investment in Distinction. During the fourth quarter of 1999, the Company sold 150,000 shares of Peoplesoft common stock. The company has 11,767 shares remaining, these shares are classified as current assets on the December 31, 1999 balance sheet.

      The acquisition of Datastream Systems GmbH & Co. KG was completed on March 31, 1998 for $7.0 million, consisting of $4.4 million in cash and $2.6 million (130,435 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 34,783 shares of Common Stock, and assumed certain outstanding liabilities.

      The acquisition of Datastream -SIS PTE, Ltd. was completed on June 16, 1998 for $6.5 million, consisting of $4.6 million in cash and $1.9 million (88,652 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 29,566 shares of Common Stock, and assumed certain outstanding liabilities.

      The acquisition of certain assets of Datastream Systems Pty Ltd was completed on July 13, 1998 for $600,000, consisting of $300,000 in cash and $300,000 (13,274 shares) in Common Stock issued pursuant to Regulation S.

      The acquisition of Computec Sistemas S.A. and its affiliates Datastream Systems de Mexico S.A. de C.V. was completed on September 2, 1998 for $2.6 million, consisting of $1.7 million in cash and $834,000 (44,304 shares) in common stock issued pursuant to Regulation S. In connection with the acquisition, the Company deposited into escrow 44,304 shares of Common Stock, and assumed certain outstanding liabilities.

      Subsequent to year end, in March 2000, the Company made a $2.0 million investment in Dovebid, Inc. ("Dovebid"), one of the world's leading auctioneers and operators of a business to business Internet auction site. This investment represents less than 20% of the outstanding capital stock of Dovebid.

      The Company's principal commitments as of December 31, 1999, consisted primarily of long term debt assumed in its international acquisitions, and there were no material commitments for capital expenditures. In March 2000, the Company entered into an 10 year operating lease for approximately $1 million for improvements to the Company's heating ventilation and air conditioning ("HVAC") system at its Greenville, SC headquarters. The Company believes that its current cash balances, availability under its line of credit, cash flow from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No. 137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. The Company is required to adopt Statement No. 133 in the first quarter of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only a two-digit format in the date field. These date code fields needed to accept a four-digit format to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such "Year 2000" requirements. To address the Year 2000 issue, the Company organized a Year 2000 Committee with the responsibility of determining the Company's Year 2000 readiness, as well as the Year 2000 readiness of third parties upon which the Company relies, including suppliers and vendors. We implemented a Year 2000 plan as described in our Form 10-Q for the quarter ended September 30, 1999.

      As of December 31, 1999, the Company had implemented its Year 2000 plan. To date, and with the January 1, 2000 date rollover, the Company has not experienced any material disruptions associated with the Year 2000 issue and the Company's internal systems, products, customers, or suppliers and vendors. The Company does not expect to experience any material disruptions associated with the Year 2000 issue in the future. As of December 31, 1999, the Company had spent approximately $1.4 million in connection with its Year 2000 plan. Such costs have been funded with operating cash flows and cash on hand.

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

      The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The amount of money the Company anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company's pricing and marketing strategies, which could be material in nature and negative in impact; however, any such impact is not known at this time.

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

RISK FACTORS

      THE TERMS "WE," "OUR," "US" OR SIMILAR TERMS USED IN THIS SECTION REFERS TO DATASTREAM SYSTEMS, INC. AND ITS SUBSIDIARIES.

WE FACE RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE AND IN OUR TRANSITION TO INTERNET-BASED PRODUCTS.

      The Company's target markets are characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends greatly on our ability to enhance certain of our existing products. Our success also depends on our ability to develop and introduce, on a timely and cost-effective basis, new products and product features to meet our customers' changing needs and emerging industry standards, particularly involving the Internet. Industry standards for product development in the asset maintenance market are still evolving and we will have to modify our products or develop and support new versions of our products. Our ability to successfully develop such products and versions will require high levels of innovation, as well as an accurate anticipation of technological and market trends. We cannot assure you that we will be able to successfully identify, develop, manufacture and market new products or product enhancements that comply with evolving industry standards or achieve market acceptance. If new technologies or the emergence of new industry standards that we have not anticipated render existing products as well as products in development obsolete or unmarketable, it could have a material adverse effect on our business, financial condition or results of operations.

WE FACE PRODUCT RISKS AS WE TRANSITION TO INTERNET-BASED APPLICATIONS.

      Our software products may contain undetected errors or bugs when first introduced or as new versions are released. Our software products may also contain undetected viruses. Further, software we license from third parties and incorporate into our products may contain errors, bugs or viruses. Errors, bugs or viruses may cause a loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Any such defects and errors could cause adverse customer reactions, negative publicity regarding our business and our products, harm to our reputation, loss of or delay in market acceptance, loss of revenue or required product changes, any of which could materially adversely affect our business, financial condition and results of operations.

OUR PRODUCT STRATEGY DEPENDS ON THE CONTINUED ACCEPTANCE OF THE INTERNET FOR BUSINESS TRANSACTIONS.

      The development of the Internet as a medium for business to business transactions is still in a formative stage. As we continue to develop and market Internet-based products, our success will increasingly depend on the continued use and development of the Internet as a tool for the transaction of business. We cannot assure you that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained.

      We have also begun to provide a software enhancement that will enable certain of our customers to direct MRO procurement to a select group of MRO suppliers via the Internet through our iProcure product. The success of our iProcure initiative will depend on:

      o our ability to introduce and install the iProcure product effectively throughout our customer base;

      o our ability to attract and retain high quality national and international MRO suppliers that cover comprehensively our customers' MRO procurement needs; and

      o our ability to compete effectively with both traditional and Internet-based MRO procurement alternatives now available or that may become available to our customers in the future.

OUR APPLICATION SERVICE PROVIDER ("ASP") PRODUCT STRATEGY MAY REDUCE REVENUES AND PROFITS.

         Our traditional business model charges an up-front licensing fee for access to our software applications. In contrast, our newly introduced ASP model will be charged at a significantly lower monthly fee for rights to the same application. We plan to move aggressively towards the adoption of this new business model. Currently, the hosting of these applications are outsourced to a third party. However, in the future, we may begin to host applications through internal resources as well. Whether outsourced or hosted internally, to be successful, the hosting application must be accessible to customers continually, without any disruptions, which will require redundancy, high quality Internet access, and high speed bandwidth features sufficient to host the increasing number of customers expected to use this system. If our outsourced host, or our internal resources, fail to provide consistent and expanding access of the application to our customers, it would have a material adverse effect on our business. We cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party host. Further, we cannot assure you that the infrastructure of the internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our ASP service on a competitive basis.

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

THE SUCCESS IN IPROCURE IS SUBSTANTIALLY DEPENDENT ON RELATIONSHIPS WITH SUPPLIERS OF MRO PARTS.

      The success of our iProcure product is substantially dependent upon our strategic partnerships with certain MRO parts suppliers who pay a transaction fee for orders placed through the network. We have signed several strategic supplier, none of which represent significant revenues. We view these strategic relationships as a key factor in our overall business strategy. However, our strategic partners may not view their relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers' MRO procurement in the future. Therefore, we cannot assure you that these relationships will be successful. We also cannot assure you that we will be able to establish new agreements or that these agreements can be renewed on commercially acceptable terms.

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

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE.

    A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt iProcure or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches, could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

THE MARKET FOR ASSET MAINTENANCE CONTINUES TO BE HIGHLY COMPETITIVE.

      The current market for asset maintenance is both fragmented and highly competitive. We expect competition to intensify as new companies enter the market and existing ones, including ERP companies, expand their product lines. We have entered into the high-end segment of the market through both our introduction of an internally developed client server product line and through our international acquisitions. We expect to face increased competition in all segments of the market and across all product lines in the future. Our future performance is partially dependent upon our ability to respond to technological changes, evolving standards and our competitors' innovations. Certain competitors, including ERP companies, have greater financial, marketing, technical, service and support resources than we do. Also, we are likely to experience a significant amount of competition in connection with our continued development and release of Internet-based products. We cannot assure you that we will be able to successfully compete against current and future competitors. If we fail to compete successfully, our business, financial condition and results of operations could suffer a material adverse effect.

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

IF WE FAIL TO MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

      Our business, and our ability to maintain and expand our operations internationally, are subject to the risks inherent in international business activities, including, in particular:

      o difficulty in staffing and managing an organization spread over various countries;

      o  greater difficulty in safeguarding our intellectual property;

      o  general economic and political conditions in each country;

      o  foreign currency exchange rate fluctuations;

      o  overlap of different tax structures;

      o  longer accounts receivable payment cycles in certain countries;

      o  unexpected changes in regulatory requirements; and

      o  compliance with a variety of foreign laws and regulations.


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

      Further, we conduct virtually all of our business in US dollars, European Euros, Dutch guilders, French francs, German marks, British pounds, Singapore dollars and Argentinean Pesos. We hedge exchange rate movements on either side of a locked-in spot rate for movements within a defined range on the dollar-Euro rate. Changes in the value of these currencies relative to the dollar beyond the ranges we hedge could affect our financial condition and results of operations, and gains and losses on currency translations could contribute to fluctuations in our results of operations.

MANY FACTORS MAY AFFECT OUR OPERATING RESULTS, INCLUDING SEASONALITY, AND THESE COULD CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.


      Traditionally we have operated with very little backlog, and a significant portion of our revenues in any quarter have been the result of a large number of relatively small orders received during a period. Accordingly, we have experienced fluctuations in the number of overall orders in any given period, which in turn has been influenced by the overall level of economic and industrial activity. We establish our expense levels based in part on our expectations as to future net sales. A substantial portion of our operating expenses, particularly personnel and facilities costs, are relatively fixed in advance of any particular quarter. As a result, any unexpected decline in revenue is likely to adversely affect our operating results and net income. In addition, our international acquisitions have given us access to the market for high-end maintenance software solutions, which generally has larger transaction sizes, which take longer to implement and often result in a longer sales process. The seasonality of our international operations may result in fluctuations in our quarterly results. If our revenues in any given quarter are below expectations due to any of the aforementioned influences, our results of operations may be materially adversely affected, which in turn could materially adversely affect the market price of our Common Stock. We cannot assure you that we will be able to maintain profitability in the future on a quarterly or annual basis.


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

      FOREIGN CURRENCY EXCHANGE RATE RISK. In 1999, revenue generated outside the United States accounted for approximately 36% of total revenue. Significant revenues (i.e., greater than 5% of total revenues) were derived in France and The Netherlands, with the balance derived primarily from the seven remaining countries (Germany, the United Kingdom, Mexico, Argentina, Singapore, Australia and China) in which the Company maintains subsidiary or branch operations. Virtually all of the Company's foreign sales were denominated in the currencies of the local country. As such the Company's reported profits and cash flows are exposed to changing exchange rates. Historically, exchange rate exposure has been minimal, however, management believes it is prudent to reduce the risk associated with fluctuations in the value of the US dollar in the foreign exchange markets.

      In 1999, the Company deployed an average rate range forward or "collared" hedge to protect against major fluctuations in the UK pound sterling and the European "Euro". Under this contract, the Company absorbed the risk of currency gains or losses within a range of movement approximately 5% up or down, but was protected against currency losses greater than 5% by a hedge derivative obtained through First Union National Bank. Currency gains greater than 5% were remitted to First Union. Gains and losses under this contract were immaterial in 1999. A similar contract was deployed in the first quarter of 2000 to protect against major fluctuations in the Euro.

      The balance of the currencies in which the Company generates foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure. Local currency revenues generated by the Company's foreign subsidiaries are used to pay local currency expenses. At any point in time, the Company's foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables. For the most part, gains or loses arise from translation and as such do not significantly affect net income. At December 31, 1999, cash denominated in foreign currencies was $5.5 million.

      INTEREST RATE RISK. The Company is subject to market risk exposure related to changes in interest rates. The Company has in place three revolving bank credit facilities, one for $5 million which bears interest at a pre-agreed percentage spread from LIBOR (London Interbank Rate) , the second for Dfl 1 million which bears interest at a pre-agreed spread from AIBOR (Amsterdam Interbank Rate) and the third for SGD 1.7 million which bears interest at a pre-agreed spread from the Singapore prime lending rate. The interest rate risk posed by borrowings under these facilities is low because the amount of debt historically has been small in relation to annual cash flow. While changes in the interbank rates would affect the cost of funds borrowed in the future, the Company believes the effect of changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements required by this item are filed as part of this Annual Report on pages F-1 through F-28 immediately preceding the signature page to this Annual Report. The supplementary financial information required by this item are filed as part of this Annual Report under the section titled "Quarterly Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on pages S-1 through S-2 immediately preceding the signature page to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The executive officers and directors of the Company and their ages as of March 13, 2000, are as follows:

                  Name                       Age     Position
                  ----                       ---     --------

Larry G. Blackwell...................        59      Chairman of the Board, President and Chief Executive Officer
C. Alex Estevez......................        29      Chief Financial Officer and Corporate Secretary
John M. Sterling, III................        38      President of iProcure
Robert J. Baddorf....................        50      Vice President World-Wide Operations
W. Scott Millwood....................        36      Executive Vice President of Sales and Marketing
Richard T. Brock(1)..................        52      Director
Ira D. Cohen(2)......................        48      Director
John M. Sterling, Jr. (1)(2).........        61      Director
Kenneth D. Tracy(1)(2)...............        57      Director


(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.


DIRECTOR NOMINEES BIOGRAPHICAL INFORMATION

      Set forth below is certain biographical information furnished to the Company by its directors, including Kenneth D. Tracy, the director nominee for the Company's Class I directorship. Dr. Tracy is proposed for election at the Company's 2000 Annual Meeting of Stockholders (presently scheduled to be held June 9, 2000) to serve a term expiring in the year 2003. Dr. Tracy currently serves as a director of the Company.

KENNETH D. TRACY
AGE:  57
CLASS I DIRECTOR - TERM EXPIRES 2000

      Dr. Tracy has served as a director of the Company since 1990. He currently serves as Vice President-Environmental Technology for Warner-Lambert Company, a position he has held since February 1991. From 1984 to 1991, he held positions of increasing responsibility with Air Products and Chemicals, Inc., including Director of Research from January 1990 to February 1991. Prior to joining Air Products, Dr. Tracy was a principal in EDI Technology Companies, where he was involved with process engineering consulting as well as software design and sales. Dr. Tracy holds B.S. and Master of Science degrees in engineering from Pennsylvania State University and a Ph.D. in Environmental Systems from Clemson University.


BIOGRAPHICAL INFORMATION CONCERNING OTHER DIRECTORS

LARRY G. BLACKWELL
AGE:  59
CLASS III DIRECTOR - TERM EXPIRES 2002

      Dr. Blackwell, the founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company from its inception in 1986. Prior to founding the Company, he was President of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell holds a B.S. degree in Engineering from the University of Mississippi, a Master of Science degree from the Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and was named INC. magazine's 1994 "Entrepreneur of the Year" in the Master Entrepreneur category for the State of South Carolina. Dr. Blackwell is the father-in-law of
W. Scott Millwood, an executive officer of the Company.

JOHN M. STERLING, JR.
AGE:  61
CLASS III DIRECTOR - TERM EXPIRES 2002

      Mr. Sterling has served as a director of the Company since February 1986. He has also served as the Chairman of the Board of Directors and Chief Executive Officer of HomeGold Financial, Inc. (formerly Emergent Group, Inc.) since December 1990 and served as President of HomeGold from December 1990 to August 1996. Mr. Sterling has also served as President of Palmetto Seed Capital Corp. from September 1993 to October 1998 and served as a General Partner of Reedy River Ventures Limited Partnership from 1981 until August 1995. Reedy River provided venture capital financing to the Company to fund its early development, and Mr. Sterling originally served on the Board of Directors of the Company pursuant to that relationship. Mr. Sterling is the father of John M. Sterling, III, an executive officer of the Company. Mr. Sterling holds a Bachelor of Science degree in Civil Engineering from The Citadel and an M.B.A. from Darden Graduate School of Business, University of Virginia.

RICHARD T. BROCK
AGE:  52
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

IRA D. COHEN
AGE:  48
CLASS II DIRECTOR - TERM EXPIRES 2001

      Mr. Cohen has been a director of the Company since February 1995. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm he co-founded which focuses on mergers and acquisitions in the information technology industry. Mr. Cohen also co-founded Updata Software, Inc., and from 1986 to 1988 served as that company's Chief Financial Officer. Mr. Cohen is also a director of Alphanet Solutions, Inc. and several privately held companies. Mr. Cohen holds a Bachelor of Science degree in Accounting from City University of New York, Herbert H. Lehman College, and he is a registered certified public accountant in New York and New Jersey.


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS

      The Company's Board of Directors held four meetings during fiscal 1999. During fiscal 1999, the Board had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee. No director attended less than 75% of the aggregate number of meetings of the Board and the committees of the Board on which he served that were held during his term as a director of the Company.

      COMMITTEES OF THE BOARD OF DIRECTORS. In connection with its initial public offering in March 1995, the Company established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. It consists of Messrs. Cohen (Chairman), Sterling and Dr. Tracy. In fiscal 1999, the Audit Committee held one meeting.

      The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for senior management of the Company (including annual bonus compensation), recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans. It consists of Messrs. Brock (Chairman), Sterling and Tracy. The Compensation Committee held one meeting in fiscal 1999.

      COMPENSATION OF DIRECTORS. The Company's Board of Directors is comprised of five members. In fiscal 1999, non-management directors received an annual retainer of $7,000 and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company also has adopted a Stock Option Plan for Directors, which provides for an annual automatic grant of options to purchase 2,000 shares of Common Stock to non-management directors.


EXECUTIVE OFFICERS

      The executive officers of the Company serve at the discretion of the Board of Directors and presently include Dr. Blackwell, C. Alex Estevez, John M. Sterling, III, Robert J. Baddorf, and W. Scott Millwood. See "Biographical Information Concerning Other Directors" for information about Dr. Blackwell.

C. ALEX ESTEVEZ
CHIEF FINANCIAL OFFICER
AGE: 29

      Mr. Estevez was named Chief Financial Officer of the Company in April 1999. Prior to that time, he served as the Company's Director of Planning from June 1997 to June 1998 and then as Vice President of Corporate Development until April 1999. Prior to joining the Company, Mr. Estevez worked in the investment banking technology group at Raymond James & Associates from September 1992 through June 1995, where he focused on technology-based mergers and acquisitions and equity offerings, including the Company's initial public offering. From June to August 1996, he was an associate with Deloitte & Touche LLP. Mr. Estevez holds an A.B. degree from Harvard College and attended the J.L. Kellogg Graduate School of Management, Northwestern University from September 1995 through May 1997, where he received a Masters of Management (M.B.A.) in Finance and Strategy.

JOHN M. STERLING, III
PRESIDENT OF IPROCURE
AGE:  38

      Mr. Sterling has served as the President of iProcure, a division of the Company, since January of 2000. Prior to being named President of iProcure, he served as the Company's Vice President of Electronic Commerce from February 1999 to December 1999. Prior to being named Vice President of Electronic Commerce, Mr. Sterling served as the Company's Vice President of International from September 1997 to January 1999, overseeing the Company's international operations. Prior to holding such position, Mr. Sterling served as the Company's Managing Director of European Operations from February through August 1997. Mr. Sterling also served as the Company's Vice President of Sales from 1986 to January 1997. Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products in San Mateo, California. Mr. Sterling holds a B.S. degree in Political Science from The Citadel. Mr. Sterling is the son of John M. Sterling, Jr., one of the Company's directors.

ROBERT J. BADDORF
VICE PRESIDENT WORLD-WIDE OPERATIONS
AGE: 50

         Mr. Baddorf has served as Vice President of World-Wide Operations for the Company since August of 1999. In that capacity, he is responsible for all maintenance and asset management products and services, including product management, development, consulting, customization, conversion, integration, and training. Prior to being named Vice President of World-Wide Operations, Mr. Baddorf served as Vice President of Information from August 1998 to May 1999 and Vice President of Services from June 1999 to July 1999. Prior to joining the Company in August 1998, Mr. Baddorf was Vice President and General Manager of the Software Products Division of DetNorske Veritas from 1990 to 1997. He also served as Vice President, Product Management for Simulation Sciences from 1986 to 1990 and CIO of Epson America from 1984 to 1986. Prior to Epson, Mr. Baddorf served at TRW in a variety of IT, Marketing, Strategy, and Financial management positions from 1967 to 1984. Mr. Baddorf holds a B.A. degree in Mathematics from the University of California at Los Angeles and an M.B.A. in Information Systems from UCLA's Anderson School of Management.

W. SCOTT MILLWOOD
EXECUTIVE VICE PRESIDENT OF SALES AND MARKETING
AGE: 36

      Mr. Millwood has served as Executive Vice President of Sales and Marketing since January of 2000. Prior to becoming Executive Vice President of Sales and Marketing, Mr. Millwood served as the Company's Vice President of Operations from October of 1998 to January 2000. Prior to becoming Vice President of Operations, Mr. Millwood served as the Company's Vice President of Corporate Sales from August 1995 to October 1998. Prior to joining the Company in 1995, Mr. Millwood served as regional manager for PowerCerv Corporation, a manufacturing ERP company and as a vertical market manager for Harbinger Corporation. Mr. Millwood holds a B.S. in economics from Clemson University and an M.B.A. from Georgia State University. Mr. Millwood is the son-in-law of Larry
G. Blackwell, Chairman of the Board, Chief Executive Officer and President of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 1999 with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of the Board of Directors is comprised of Messrs. Brock and Sterling (Jr.), and Dr. Tracy. During fiscal 1999, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of, or a consultant to, the Company. The Company's Chief Executive Officer, Dr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Compensation Committee concerning the performance of the Company's executive officers and recommendations concerning proposed adjustments to their compensation. During fiscal 1999, Dr. Blackwell served as a member of the Board of Directors of HomeGold Financial, Inc. for which Mr. Sterling serves as Chairman of the Board of Directors and Chief Executive Officer.


EXECUTIVE COMPENSATION TABLES

                      TABLE I - SUMMARY COMPENSATION TABLE

      The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company's Chief Executive Officer, Chief Financial Officer, President of iProcure, Vice President World-Wide Operations and Executive Vice President of Sales and Marketing during fiscal 1999 (the "Named Executive Officers").


                                                            LONG-TERM
                                                          COMPENSATION
                                                          ------------
                                           ANNUAL          SECURITIES
                                        COMPENSATION       UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION(S)   YEAR      SALARY     OPTIONS (# OF SHARES)  COMPENSATION
------------------------------   ----      ------     ---------------------  ------------
Larry G. Blackwell               1999   $239,280(1)        30,000             $5,000(2)
    Chairman, President and      1998   $173,004(1)        26,000             $5,000(2)
    Chief Executive Officer      1997   $186,851(1)        34,000             $4,750(2)

C. Alex Estevez                  1999   $102,996(3)        30,000             $2,090(2)
    Chief Financial Officer      1998   $ 92,833(3)        15,600             $1,205(2)
    and Corporate Secretary      1997   $ 57,318           55,000                ---

John M. Sterling, III            1999   $135,000(4)        30,000             $3,750(2)
     President of                1998   $ 97,840(4)        23,432             $2,935(2)
    iProcure                     1997   $103,600(4)        34,000             $3,528(2)

Robert J. Baddorf                1999   $109,442(5)        30,000             $1,075(2)
    Vice President World-Wide    1998   $ 23,199           16,200                ---
    Operations                   1997        ---              ---                ---

W. Scott Millwood                1999   $129,329(6)        30,000             $2,381(2)
    Executive Vice President     1998   $134,329(6)        25,500             $2,593(2)
    of Sales and Marketing       1997   $ 95,000(6)        30,000             $2,850(2)


--------------------------------------

(1) Includes $10,000 (1998: $10,000; 1997: $9,500) deferred at the election of
    Dr. Blackwell pursuant to the Company's 401(k).
(2) Reflects matching contributions to the Company's 401(k) paid by the Company on behalf of the executive officer.
(3) Includes $10,000 (1998: $3,675) deferred at the election of Mr. Estevez pursuant to the Company's 401(k).
(4) Includes $10,000 (1998: $7,827; 1997: $8,288) deferred at the election of
    Mr. Sterling pursuant to the Company's 401(k).
(5) Includes $6,451 deferred at the election of Mr. Baddorf pursuant to the Company's 401(k).
(6) Includes $10,000 (1998: $10,000; 1997: $9,500) deferred at the election of
    Mr. Millwood pursuant to the Company's 401(k).

                   TABLE II - OPTION/SAR GRANTS IN FISCAL 1999

This table presents information regarding options granted to the Company's Named Executive Officers during fiscal 1999 to purchase shares of the Company's Common Stock. The Company has no outstanding stock appreciation rights (SARs) and granted no SARs during fiscal 1999. In accordance with SEC rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

                                               INDIVIDUAL GRANTS
                                           --------------------------
                                                         % OF TOTAL
                                           NUMBER OF       OPTIONS                                      POTENTIAL REALIZABLE
                                          SECURITIES     GRANTED TO                                       VALUE AT ASSUMED
                                          UNDERLYING      EMPLOYEES    EXERCISE OR                     ANNUAL RATES OF STOCK
                                          OPTIONS         IN FISCAL     BASE PRICE    EXPIRATION         PRICE APPRECIATION
                      NAME                GRANTED (#)       YEAR        ($/SHARE)        DATE          FOR THE OPTION TERM(1)
                      ----                -----------       ----        ---------        ----          ----------------------
                                                                                                         5%             10%
                                                                                                    ----------     ----------
                 Dr. Blackwell........     18,353(2)           1.8%         $11.38     08/06/09     $131,291       $332,718
                                           11,647(2)           1.2%         $12.52     08/06/04     $ 70,070       $197,897
                                           ---------           ----                                   ------       --------
                                           30,000              3.0%                                 $201,361       $530,616

                 Mr. Estevez..........     30,000(2)           3.0%         $11.38     08/06/09     $214,610       $543,864
                 Mr. Sterling.........     30,000(2)           3.0%         $11.38     08/06/09     $214,610       $543,864
                 Mr. Baddorf..........     30,000(2)           3.0%         $11.38     08/06/09     $214,610       $543,864
                 Mr. Millwood.........     30,000(2)           3.0%         $11.38     08/06/09     $214,610       $543,864

---------------------------------
(1) Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the rate shown (compounded annually) from the date of grant to the expiration date. These numbers are presented in accordance with the requirements of the SEC and do not reflect the Company's estimate of future stock price performance.

(2) Option vests in 33% increments on the first, second, and third anniversaries of the date of grant (August 6, 2000, 2001, and 2002).

                   TABLE III - OPTION EXERCISES IN FISCAL 1999
                     AND FISCAL 1999 YEAR-END OPTION VALUES

The following table shows the number of options exercised during fiscal 1999 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 31, 1999. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $24.56, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market as of December 31, 1999 (the last trading day of the Company's fiscal year).

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                          SHARES                              OPTIONS AT YEAR-END (#)             AT YEAR-END(1)
                       ACQUIRED ON          VALUE           --------------------------    -----------------------------
      NAME             EXERCISE (#)        REALIZED        EXERCISABLE    UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
      ----             ------------        --------        -----------    -------------   -----------     -------------
Dr. Blackwell               --                --             119,760        84,240         $2,240,536      $1,308,054
Mr. Estevez                 --                --              30,600        70,000          $ 505,558      $1,049,400
Mr. Sterling                --                --             127,098        60,334         $2,393,714       $ 868,610
Mr. Baddorf                 --                --               6,200        40,000           $ 89,466       $ 539,700
Mr. Millwood                --                --              52,833        56,667          $ 780,685       $ 718,800

(1) The value of unexercised in-the-money options at December 31, 1999 is calculated as follows: [(Per Share Closing Sales Price on December 31, 1999)
    - (Per Share Exercise Price)] X Number of Shares Subject to Unexercised Options. The closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 31, 1999 was $24.56 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

      The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Such information is provided as of March 10, 2000. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.


                                         AMOUNT AND NATURE             PERCENT
NAME OF BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP          OF CLASS

Larry G. Blackwell.................        3,561,154(1)                  17.4%

C. Alex Estevez....................           45,695(2)                   *
John M. Sterling, III..............          541,403(3)                   2.6%
Robert J. Baddorf..................              398                      *
W. Scott Millwood..................           63,366(4)                   *
Richard T. Brock...................           20,000(5)                   *
Ira D. Cohen.......................            7,000(6)                   *
John M. Sterling, Jr...............          145,072(7)                   *
Kenneth D. Tracy...................           18,000(8)                   *
All current directors and
   executive officers as a
   group (8 persons)...............        4,402,088(9)                  21.2%
OTHER STOCKHOLDERS
Brown Capital Management, Inc.(10)            2,036,000                  10.0%
Eagle Asset Management, Inc.(11)                991,560                   4.9%

-------------------------------
(1) Includes 46,760 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000. Dr. Blackwell's address is that of the Company.
(2) Includes 45,600 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000.
(3) Includes 134,098 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000.
(4) Includes 56,166 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000, 6,220 shares held in joint ownership with his spouse and 980 shares held by his minor son. Mr. Millwood disclaims beneficial ownership of the securities held by his son.
(5) Includes 16,000 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000.
(6) Represents 7,000 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000.
(7) Represents 16,000 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000, and 129,072 shares of Common Stock held by Mr. Sterling's spouse.

(8) Includes 16,000 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000, and 2,000 shares of Common Stock to which Dr. Tracy shares voting and investment power with his spouse.
(9) Includes 337,624 shares of Common Stock subject to options exercisable on or within 60 days after March 10, 2000.
(10) The business address of Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202. The numbers reported were derived from a
     Schedule 13G executed by Brown Capital Management on February 3, 2000 and filed with the Securities and Exchange Commission on February 10, 2000. According to the Schedule 13G, all of the shares of the Common Stock are owned by various investment advisory clients of Brown Capital Management, Inc. Brown Capital Management, Inc. has both investment and voting power over such shares. No individual client of Brown Capital Management holds more than five percent of the class.

(11) The business address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716. The numbers reported were derived from a Schedule 13G executed by Eagle Asset Management on January 7, 2000 and filed with the Securities and Exchange Commission on January 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (A)THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1. FINANCIAL STATEMENTS

         o Independent Auditors' Report.
         o Consolidated Balance Sheets as of December 31, 1998 and 1999.
         o Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999
         o Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 1997, 1998 and 1999.
         o Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.
         o Notes to Consolidated Financial Statements.


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

           4.2*              Specimen Stock Certificate.

           10.1*** The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

           10.1(a)**         First Amendment to the Datastream Systems, Inc.
                             1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

           10.1(b)****       Second Amendment to the Datastream Systems, Inc.
                             1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

           10.1(c)****       Third Amendment to the Datastream Systems, Inc.
                             1995 Stock Option Plan (as amended and restated May
                             7, 1997), dated March 12, 1999.(1)

           10.2+ The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996).(1)

           10.2(a)**         First Amendment to Datastream Systems, Inc. Stock
                             Option Plan for Directors (as amended
                             and restated as of April 12, 1996), dated March 13, 1998.(1)

           10.2(b)****       Second Amendment to the Datastream Systems, Inc.
                             Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12,
                             1999.(1)

           10.3++            The Datastream Systems, Inc. 1998 Stock Option
                             Plan.(1)

           10.3(a)****       First Amendment to the Datastream Systems, Inc.
                             1998 Stock Option Plan, dated March 12, 1999.(1)

           21                Subsidiaries of the Company.

           23                Consent of KPMG LLP.

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

**** Incorporated herein by reference to exhibit of the same number in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590)

+ Incorporated herein by reference to Appendix C to the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, filed April 23, 1996 (File No. 000-25590).

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590)

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(B)        REPORTS ON FORM 8-K.
           The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income
(loss), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries, as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                              /S/ KMPG LLP
Greenville, South Carolina
February 4, 2000

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1999

            Assets                                                                     1998                  1999
            ------                                                              -------------------  -----------------

Current assets:
    Cash and cash equivalents                                                 $        6,739,209     $     17,912,797
    Accounts receivable, net of allowance for doubtful accounts
       of $3,073,837 and $3,388,719 in 1998 and 1999, respectively                    32,440,963           30,221,995
    Unbilled receivables                                                               2,761,922            2,311,247
    Investments                                                                        2,574,898              250,790
    Prepaid expenses                                                                   1,633,227            1,392,028
    Inventories                                                                          274,502              109,453
    Deferred income taxes                                                              2,322,600            1,410,000
    Other assets                                                                       1,662,716            1,710,019
                                                                                -------------------    -----------------
         Total current assets                                                         50,410,037           55,318,329

Investments                                                                            2,034,744            4,200,000
Property and equipment, net                                                           12,886,791           13,583,471
Goodwill, net of accumulated amortization of $3,135,004 and $6,191,464
    in 1998 and 1999, respectively                                                    18,323,801           15,073,239
Capitalized software development costs, net of accumulated
    amortization of $3,180,813 in 1998                                                 3,134,779                 --
                                                                                -------------------    -----------------

         Total assets                                                         $       86,790,152     $     88,175,039
                                                                                ===================    =================

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                                                   3,143,893            3,919,404
    Other accrued liabilities                                                          9,768,179            7,387,417
    Income taxes payable                                                               2,762,451              120,928
    Current portion of long-term debt                                                    650,884              650,578
    Unearned revenue                                                                   8,292,829            8,587,980
                                                                                -------------------    -----------------
         Total current liabilities                                                    24,618,236           20,666,307

Long-term debt, less current portion                                                     297,092              224,285
Deferred income taxes                                                                  1,268,400                 --
                                                                                -------------------    -----------------
         Total liabilities                                                            26,183,728           20,890,592
                                                                                -------------------    -----------------
Stockholders' equity:
    Preferred stock, $1 par value, 1,000,000 shares authorized;
       none issued                                                                          --                   --
    Common stock, $.01 par value, 40,000,000 shares authorized;
       19,183,305 and 19,674,208 shares issued and outstanding at
       December 31, 1998 and 1999, respectively                                          191,833              196,742
    Additional paid-in capital                                                        66,138,405           70,533,683
    Retained earnings (accumulated deficit)                                           (6,675,096)             760,050
    Other accumulated comprehensive income (loss)                                        951,282             (153,265)
    Treasury stock, 405,000 shares at December 31, 1999                                     --             (4,052,763)
                                                                                -------------------    -----------------
         Total stockholders' equity                                                   60,606,424           67,284,447
                                                                                -------------------    -----------------

         Total liabilities and stockholders' equity                           $       86,790,152     $     88,175,039
                                                                                ===================    =================

See accompanying notes to consolidated financial statements.

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 1997, 1998 and 1999

                                                                      1997                1998                1999
                                                                 ----------------    ----------------    ---------------
Revenues:
    Product                                                    $    31,174,408     $    38,226,287     $   39,267,761
    Professional services                                           26,437,697          42,621,294         56,333,517
    Support                                                         12,156,190          17,707,276         23,174,800
                                                                 ----------------    ----------------    ---------------
      Total revenues                                                69,768,295          98,554,857        118,776,078
                                                                 ----------------    ----------------    ---------------
Cost of revenues:
    Cost of product revenues                                         1,654,401           2,109,357          2,319,732
    Cost of professional services revenue                           15,160,409          22,401,797         34,718,039
    Cost of support revenues                                         3,837,565           4,730,756          5,405,844
    Amortization and write off of capitalized software               1,478,595           5,513,794          4,101,785
                                                                 ----------------    ----------------    ---------------
        Total cost of revenues                                      22,130,970          34,755,704         46,545,400
                                                                 ----------------    ----------------    ---------------
      Gross profit                                                  47,637,325          63,799,153         72,230,678

Operating expenses:
    Sales and marketing                                             18,616,981          25,397,349         33,694,598
    Product development                                              4,364,234           8,174,226         14,554,565
    General and administrative                                       7,003,761           7,644,882         10,833,236
    Goodwill amortization                                            1,091,001           2,044,001          3,056,460
    In-process research and development,
      restructuring and other                                             --             9,990,256           (294,201)
                                                                 ----------------    ----------------    ---------------
      Total operating expenses                                      31,075,977          53,250,714         61,844,658
                                                                 ----------------    ----------------    ---------------
      Operating income                                              16,561,348          10,548,439         10,386,020

Other income (expense):
    Interest and other income                                        1,220,256             668,097          1,643,668
    Interest expense                                                  (233,395)           (131,833)          (182,323)
                                                                 ----------------    ----------------    ---------------
      Net other income                                                 986,861             536,264          1,461,345
                                                                 ----------------    ----------------    ---------------
      Income before income taxes                                    17,548,209          11,084,703         11,847,365
Income taxes                                                         6,110,312           6,384,198          4,412,219
                                                                 ----------------    ----------------    ---------------
      Net income                                               $    11,437,897     $     4,700,505     $    7,435,146
                                                                 ================    ================    ===============
      Basic net income per share                               $          0.62     $          0.25     $         0.39
                                                                 ================    ================    ===============
      Diluted net income per share                             $          0.59     $          0.23     $         0.37
                                                                 ================    ================    ===============
      Basic weighted average number of common
        and potential common shares outstanding                     18,396,920          18,935,092         19,118,535
                                                                 ================    ================    ===============
      Diluted weighted average number of common
        and potential common shares outstanding                     19,245,948          20,279,434         20,098,519
                                                                 ================    ================    ===============

See accompanying notes to consolidated financial statements.

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                  Years Ended December 31, 1997, 1998 and 1999

                                                                                                            OTHER
                                                                                                         ACCUMULATED
                                                                           ADDITIONAL       RETAINED    COMPREHENSIVE
                                                               COMMON       PAID-IN         EARNINGS       INCOME
                                                               STOCK        CAPITAL        (DEFICIT)       (LOSS)
                                                           ------------   ------------   ------------    ------------
Balance at December 31, 1996                               $    182,536   $ 55,756,166   $(22,813,498)   $       --
    Comprehensive income
      Net income                                                   --             --       11,437,897            --
      Unrealized gains on securities available-for-sale            --             --             --            30,956
      Foreign currency translation adjustment                      --             --             --           217,275
    Total comprehensive income

    Exercise of stock options                                     3,130      2,042,457           --              --
    Tax benefit of options exercised                               --          113,000           --              --
    Stock issued for Employee Stock Purchase Plan                   189        137,589           --              --
                                                           ------------   ------------   ------------    ------------

Balance at December 31, 1997                                    185,855     58,049,212    (11,375,601)        248,231
    Comprehensive income/(loss)
      Net income                                                   --             --        4,700,505            --
      Unrealized losses on securities available-for-sale           --             --             --           (30,956)
      Foreign currency translation adjustment                      --             --             --           734,007
    Total comprehensive income

    Exercise of stock options                                     2,974      1,958,556           --              --
    Tax benefit of options exercised                               --          182,000           --              --
    Stock issued for Employee Stock Purchase Plan                   237        245,909           --              --
    Stock issued in acquisitions                                  2,767      5,702,728           --              --
                                                           ------------   ------------   ------------    ------------

Balance at December 31, 1998                                    191,833     66,138,405     (6,675,096)        951,282
    Comprehensive income/(loss)
      Net income                                                   --             --        7,435,146            --
      Unrealized gain on securities available-for-sale             --             --             --           102,622
      Foreign currency translation adjustment                      --             --             --        (1,207,169)
    Total comprehensive income
    Exercise of stock options                                     4,536      3,568,477           --              --
    Tax benefit of options exercised                               --          352,000           --              --
    Stock issued for Employee Stock Purchase Plan                   373        349,026           --              --
    Amortization of compensatory stock options                     --          125,775           --              --
    Acquisition of 405,000 shares                                  --             --             --              --
                                                           ------------   ------------   ------------    ------------
Balance at December 31, 1999                               $    196,742   $ 70,533,683   $    760,050    $   (153,265)
                                                           ============   ============   ============    ============


                                                                                TOTAL
                                                              TREASURY      STOCKHOLDERS'
                                                                STOCK          EQUITY
                                                            ------------    ------------

Balance at December 31, 1996                                $       --      $ 33,125,204
    Comprehensive income
      Net income                                                    --        11,437,897
      Unrealized gains on securities available-for-sale             --            30,956
      Foreign currency translation adjustment                       --           217,275
                                                                            ------------
    Total comprehensive income                                                11,686,128
                                                                            ------------
    Exercise of stock options                                       --         2,045,587
    Tax benefit of options exercised                                --           113,000
    Stock issued for Employee Stock Purchase Plan                   --           137,778
                                                            ------------    ------------

Balance at December 31, 1997                                        --        47,107,697
    Comprehensive income/(loss)
      Net income                                                    --         4,700,505
      Unrealized losses on securities available-for-sale            --           (30,956)
      Foreign currency translation adjustment                       --           734,007
                                                                            ------------
    Total comprehensive income                                                 5,403,556
                                                                            ------------

    Exercise of stock options                                       --         1,961,530
    Tax benefit of options exercised                                --           182,000
    Stock issued for Employee Stock Purchase Plan                   --           246,146
    Stock issued in acquisitions                                    --         5,705,495
                                                            ------------    ------------

Balance at December 31, 1998                                        --        60,606,424
    Comprehensive income/(loss)
      Net income                                                    --         7,435,146
      Unrealized gain on securities available-for-sale              --           102,622
      Foreign currency translation adjustment                       --        (1,207,169)
                                                                            ------------
    Total comprehensive income                                                 6,330,599
                                                                            ------------
    Exercise of stock options                                       --         3,573,013
    Tax benefit of options exercised                                --           352,000
    Stock issued for Employee Stock Purchase Plan                   --           349,399
    Amortization of compensatory stock options                      --           125,775
    Acquisition of 405,000 shares                             (4,052,763)     (4,052,763)
                                                            ------------    ------------
Balance at December 31, 1999                                $ (4,052,763)   $ 67,284,447
                                                            ============    ============

See accompanying notes to consolidated financial statements.

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1998 and 1999

                                                                         1997             1998             1999
                                                                     --------------  ----------------  --------------
Cash flows from operating activities:
    Net income                                                     $  11,437,897   $     4,700,505   $   7,435,146
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                   2,285,278         3,502,000       4,566,238
        Amortization of capitalized software development costs         1,478,955         1,570,250       4,101,785
        Amortization of goodwill                                       1,091,001         2,044,001       3,056,460
        Foreign currency translation adjustment                          217,275           734,007      (1,207,169)
        Accretion of investment discount, net                            (49,497)         (127,516)           (320)
        Loss on disposal of equipment                                     45,037            43,540         (26,935)
        Provision for doubtful accounts                                  754,910         1,233,927         314,882
        Stock based compensation                                            --                --           125,775
        Deferred income taxes                                           (178,000)         (522,000)       (355,800)
        Write-off of in-process research and development                    --           3,540,008            --
        Write-off of capitalized software                                   --           3,943,544            --
        Changes in operating assets and liabilities, net of
           effects of acquisition:
             Accounts receivable                                     (10,997,521)       (9,560,807)      1,904,086
             Unbilled receivables                                       (833,145)         (490,547)        450,675
             Prepaid expenses                                            (27,800)         (947,589)        241,199
             Inventories                                                 (45,468)          223,963         165,049
             Other assets                                                125,645          (244,381)        (47,303)
             Accounts payable                                         (1,706,965)           (3,639)        775,511
             Other accrued liabilities                                (5,003,820)       (1,288,596)     (2,380,762)
             Income taxes payable                                      2,186,093          (278,611)     (2,289,523)
             Unearned revenue                                          1,383,946         1,487,375         295,101
                                                                     --------------  ----------------  --------------
                Net cash provided by operating activities              2,163,821         9,559,434      17,124,095
                                                                     --------------  ----------------  --------------

Cash flows from investing activities:
    Purchase of investments                                          (12,317,057)         (767,793)     (4,310,000)
    Proceeds from sale and maturities of investments                  13,602,714        12,627,581       4,571,794
    Additions to property and equipment                               (3,862,735)       (4,462,480)     (5,041,827)
    Proceeds from the sale of equipment                                   58,643              --              --
    Capitalized software development costs                            (2,284,361)       (3,654,731)       (967,007)
    Cash paid for acquisition, net of cash acquired                         --         (10,874,284)          --
                                                                     --------------  ----------------  --------------
                Net cash used in investing activities                 (4,802,796)       (7,131,707)     (5,747,040)
                                                                     --------------  ----------------  --------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                            2,045,587         1,961,530       3,573,013
    Proceeds for stock issuances under employee purchase plan            137,778           246,146         349,399
    Cash paid to acquire treasury stock                                     --                --        (4,052,763)
    Principal payments on long-term debt                              (3,450,722)         (811,931)       (691,116)
    Proceeds from issuance of net debt                                      --             506,350         618,000
                                                                     --------------  ----------------  --------------
                Net cash provided by (used in) financing activities   (1,267,357)        1,902,095        (203,467)
                                                                     --------------  ----------------  --------------

Net increase (decrease) in cash and cash equivalents                  (3,906,332)        4,329,822      11,173,588
Cash and cash equivalents at beginning of year                         6,315,719         2,409,387       6,739,209
                                                                     --------------  ----------------  --------------
Cash and cash equivalents at end of year                           $   2,409,387   $     6,739,209   $  17,912,797
                                                                     ==============  ================  ==============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                     $     379,553   $       178,113   $     171,778
                                                                     ==============  ================  ==============
      Income taxes                                                 $   3,806,534   $     7,094,949   $   7,123,200
                                                                     ==============  ================  ==============

Supplemental disclosure of non-cash activities:
    Unrealized net gain (loss) on investments available
      for sale, net of income taxes                                $      30,956   $       (30,956)  $     102,622
                                                                     ==============  ================  ==============

See accompanying notes to consolidated financial statements.

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)   ORGANIZATION AND BASIS OF PRESENTATION

             Datastream Systems, Inc. (the "Company" or "Datastream") is a leading provider of Internet-based solutions for asset maintenance and industrial procurement. The Company's asset maintenance solutions allow businesses, government and other organizations to optimize the productivity of high-value capital assets through increased maintenance productivity and improved management of assets, personnel and other resources. Datastream's business-to-business electronic commerce industrial procurement solutions provide companies an on-line marketplace where they can efficiently manage the procurement of a wide range of industrial maintenance, repair and operations ("MRO") parts. Combined, the Company's solutions offer a complete, scaleable asset management solution that is more unique to the market. In addition to its U.S. operations, the Company has direct sales or distribution offices in Canada, the United Kingdom, The Netherlands, France, Germany, Ireland, Denmark, Sweden, Norway, Portugal, Mexico, Brazil, Argentina, Chile, Venezuela, Peru, Malaysia, Australia, Indonesia, Singapore, China and South Africa.

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

                                      F-6                            (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

             In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), which amends SOP 97-2 and supercedes Statement of Position 98-4. SOP 98-9 requires the recognition of revenue using the residual method with respect to certain transactions. The Company adopted SOP 98-9 in fiscal year 1999 and there was no material effect on the financial position, results of operations or cash flows.

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

                                      F-7                            (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

                Building                                   40 years
                Computer equipment                     3 to 5 years
                Furniture and fixtures                      5 years
                Automobiles                                 5 years


                                      F-8                            (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

            During the years ended December 1997, 1998 and 1999, total costs incurred (excluding amortization of capitalized software development costs) for software development activities were $6,648,595, $11,828,957 and $15,521,571, respectively; total capitalized software development costs were $2,284,361, $3,654,731 and $967,007, respectively; and amortization of capitalized costs was $1,478,955, $1,570,250 and $4,101,785, respectively.

             In connection with the acquisitions of Insta, SIS, and Computec in 1998 (see note 2), the Company acquired software technology valued at $210,000, $1,050,000 and $770,000, respectively. In addition, in connection with the acquisition of Insta, the Company wrote off $597,944 of its existing capitalized software which became obsolete as a result of the acquisition. In 1998, the Company also wrote off $2,311,667 of acquired software and $1,033,933 of internally capitalized software which became obsolete as a result of the Company's plan of reorganization (see note 3).

             In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance that requires capitalization of certain costs during an internal-use software development project. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use software,
             (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and
             (c) interest costs incurred. The Company adopted and applied the provisions of SOP 98-1 in fiscal year 1999 to internal-use computer software costs incurred during the year including those projects in progress upon initial application of SOP 98-1.


                                      F-9                            (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

       (M)  NET INCOME PER SHARE

            Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method.

       (N)  FOREIGN CURRENCY TRANSLATION

            The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period.


                                      F-10                          (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       (O)   COMPREHENSIVE INCOME

             Comprehensive income consists of net income, net unrealized foreign currency translation adjustment and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

        (P)  RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No. 137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. The Company is required to adopt Statement No. 133 in the first quarter of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.

        (Q)  USE OF ESTIMATES

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

 (2)   ACQUISITIONS

       On March 31, 1998, the Company acquired all of the capital stock and equity interests of Insta for a total purchase price of $7.2 million. The purchase price consisted of approximately $4.4 million in cash, approximately $2.6 million of common stock (130,435 shares valued at $20.12 per share) and the assumption of net liabilities and costs incurred. Insta is a computerized maintenance management software vendor in Germany. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.


                                      F-11                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       On June 16, 1998, the Company acquired all of the capital stock and equity interests of SIS for a total purchase price of $7.9 million. The purchase price consisted of approximately $4.6 million in cash, approximately $1.9 million of common stock (88,652 shares valued at $21.75 per share) and the assumption of net liabilities and costs incurred. SIS is an enterprise asset maintenance solution provider based in Singapore. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

       On July 13, 1998, the Company acquired certain assets of DSTM-PAC, an Australian corporation, for a total purchase price of $1.2 million. The purchase price consisted of $299,823 in cash, $299,823 of common stock (13,274 shares valued at $22.59 per share) and costs incurred. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased based on the fair values on the date of acquisition.

       On September 2, 1998, the Company acquired all of the capital stock and equity interests of Computec and Computec-Mexico for a total purchase price of $3.8 million. The purchase price consisted of approximately $1.8 million in cash, $852,498 of common stock (44,304 shares valued at $19.24 per share) and the assumption of net liabilities and costs incurred. Computec is an enterprise asset maintenance solution provider based in Argentina and Computec-Mexico is an affiliated enterprise asset maintenance solution provider based in Mexico. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

(3)    IN-PROCESS RESEARCH AND DEVELOPMENT, RESTRUCTURING AND OTHER CHARGES

       For the years ended December 31, 1998 and 1999, the Company recorded in-process research and development, restructuring and other charges (benefits) as follows:

                                                                                     1998                1999
                                                                                ---------------    -----------------
        In-process research and development                                  $       3,540,008  $              --
        Restructuring and other charges (benefits)                                   6,450,248           (294,201)
                                                                                ---------------    -----------------

                                                                             $       9,990,256  $        (294,201)
                                                                                ===============    =================


                                      F-12                          (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

       In 1999, the Company completed its plans to reorganize and centralize certain functions and to discontinue certain product lines, as announced at December 31, 1998.

       As the Company implemented its restructuring plan, it determined that certain of the estimates used at the time the restructuring plan was prepared had changed. Due to natural attrition, restructuring costs for the involuntary terminations related to centralization of product development, services and support functions were determined to be lower than originally estimated. The Company also recognized higher costs than originally anticipated related to the credit risks and warranty on outstanding receivable balances in connection with product obsolescence.


                                      F-13                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       The major components of the 1998 charges, the amounts utilized in 1999 and the remaining balance at December 31, 1999 were as follows:

                                 ORIGINAL                              ADJUSTED           AMOUNT           REMAINING
                                  CHARGE           REALLOCATION         CHARGE           UTILIZED           BALANCE
                               --------------     ---------------    --------------    -------------    ----------------
       Involuntary
         terminations
         related to
         centralized
         functions          $    2,421,000          (1,541,000)          880,000          (616,768)           263,232
       Provisions for
         credit risk and
         warranty on
         obsolete products
                                   900,000           1,645,000         2,545,000        (2,542,548)             2,452
       Costs of closing
         redundant
         facilities                656,000            (104,000)          552,000          (523,483)            28,517
                               --------------     ---------------    --------------    -------------    ----------------

       Total                $    3,977,000                  --         3,977,000        (3,682,799)           294,201
                               ==============     ===============    ==============    =============    ================

       The remaining balance of the reserves was recognized as a reduction to operating expense in the fourth quarter of 1999.

  (4)  INVESTMENT SECURITIES

       The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment securities at December 31, 1998 and 1999 are as follows:

                                                                       GROSS             GROSS            ESTIMATED
                                                AMORTIZED           UNREALIZED        UNREALIZED            FAIR
                                                   COST                GAINS            LOSSES              VALUE
                                               -------------      --------------     --------------     --------------
        December 31, 1998
        -----------------
        Held to maturity:
           State of S.C. Bonds            $       2,574,898               --                 --             2,574,898
        Cost basis:
           Equity securities                      2,034,744               --                 --             2,034,744
                                               -------------      --------------     --------------     --------------

                                          $       4,609,642               --                 --             4,609,642
                                               =============      ==============     ==============     ==============
        December 31, 1999
        -----------------
        Available for sale:
           Equity securities                        148,168          102,622                 --               250,790
        Held to maturity:
           State of S.C. Bonds                    4,200,000               --                 --             4,200,000
                                               -------------      --------------     --------------     --------------

                                          $       4,348,168          102,622                 --             4,450,790
                                               =============      ==============     ==============     ==============


                                      F-14                          (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       Proceeds from the sale of investment securities available-for-sale during 1998 and 1999 were approximately $11.9 million and $4.6 million, respectively, which approximated amortized costs.

       During 1997, the Company entered into a preferred stock purchase agreement with an unrelated software company (the "Investee"). Under the agreement, the Company purchased 221,910 shares of the Investee's convertible preferred stock for a total purchase price of approximately $2.0 million. At December 31, 1998, the investment is being accounted for under the cost method and is included in non-current investments in the accompanying balance sheet. During 1999, the Investee was purchased. The Company sold shares with a carrying value of approximately $1.9 million during 1999. The remaining shares are classified as available for sale investments.

       All available-for-sale securities will be sold in less than one year at December 31, 1999 and are, therefore, included in current assets.

 (5)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

       At December 31, 1998 and 1999, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

       The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 1998 and 1999.

       The fair values of investment securities presented in note 4 are based on quoted market prices at the reporting date for those or similar investments.

(6)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:

                                                                                   1998                   1999
                                                                            --------------------   --------------------
            Land                                                         $          555,856     $          548,304
            Building                                                              5,576,993              6,231,542
            Computer equipment                                                   13,267,271             15,459,399
            Furniture and fixtures                                                2,552,847              2,704,463
                                                                            --------------------   --------------------
                                                                                 21,952,967             24,943,708
            Accumulated depreciation                                              9,066,176             11,360,237
                                                                            --------------------   --------------------

                                                                         $       12,886,791     $       13,583,471
                                                                            ====================   ====================


                                      F-15                          (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(7)    OTHER ACCRUED LIABILITIES

       Other accrued liabilities consisted of the following at December 31:

                                                                                   1998                   1999
                                                                            -------------------    -------------------
          Accrued salaries and commission                               $           793,089    $         1,821,475
          Sales and payroll taxes payable                                         3,196,224              2,380,068
          Restructuring reserve                                                   2,977,000                     --
          Other accrued liabilities                                               2,801,866              3,185,874
                                                                            -------------------    -------------------

                                                                        $         9,768,179    $         7,387,417
                                                                            ===================    ===================

(8)    LONG-TERM DEBT

       Long-term debt as of December 31, consists of the following:

                                                                                     1998                  1999
                                                                              -------------------   --------------------
          Subordinated note payable in bi-annual payments of $123,750,
            plus interest at 7%                                           $           124,725                    --

          Note payable in annual payments of $16,500, plus interest at 5.5%
            through December 2001; collateralized by building
                                                                                      304,262               245,387

          Subordinated note paid in May 1999, plus interest at 4.88%
                                                                                      506,350                    --

          Subordinated note payable due January 2000, plus interest at
            4.25%                                                                          --               618,000

          Subordinated note payable in annual payments of $2,837, plus
            interest at 6.5% through December 2002                                     12,639                11,476
                                                                              -------------------   --------------------
                                                                                      947,976               874,863
               Less current portion                                                  (650,884)             (650,578)
                                                                              -------------------   --------------------

          Long-term debt, less current portion                            $           297,092    $          224,285
                                                                              ===================   ====================

       The remaining annual maturities of long-term debt subsequent to December 31, 1999 are as follows:

       2000                                                                          $            650,578
       2001                                                                                       218,482
       2002                                                                                         5,803
                                                                                          --------------------

            Total                                                                    $            874,863
                                                                                          ====================

                                      F-16                         (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(9)    LINES OF CREDIT

       The Company maintains a multicurrency line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $5,000,000. There were 950,000 Dutch Guilders ($506,350) outstanding under the line at December 31, 1998. There were 1,200,000 German Marks ($618,000) outstanding under the line at December 31, 1999 which is included in the current portion of long-term debt (see footnote 8).

       In addition the Company maintains lines of credit or over draft facilities in certain locations including a Dutch guilder line for Dfl 1 million (approximately $457,000) which bears interest at a pre-agreed percentage spread from AIBOR (Amsterdam Interbank Rate), a Singapore dollar line for Sgd 1,712,500 (approximately $1,025,000) which bears interest at 1% over the Singapore dollar prime lending rate and an Argentina peso line for 500,000 (approximately $500,000) which bears interest at 13.50%.

(10)   INCOME TAXES

       Income tax expense (benefit) for the years ended December 31 is as follows:

                                                           CURRENT               DEFERRED                 TOTAL
                                                     --------------------   --------------------   --------------------

                                                                                                   --------------------
         1997:
            Federal                              $         4,729,219     $         (159,000)    $         4,570,219
            State                                            503,000                (19,000)                484,000
            Foreign                                        1,056,093                     --               1,056,093
                                                     --------------------   --------------------   --------------------

               Total                             $         6,288,312     $         (178,000)    $         6,110,312
                                                     ====================   ====================   ====================

         1998:
            Federal                              $         3,528,249                571,000               4,099,249
            State                                            432,383                 35,000                 467,383
            Foreign                                        2,945,566             (1,128,000)              1,817,566
                                                     --------------------   --------------------   --------------------

               Total                             $         6,906,198     $         (522,000)    $         6,384,198
                                                     ====================   ====================   ====================

         1999:
            Federal                              $         3,002,073     $       (1,887,160)    $         1,114,913
            State                                            367,900               (226,235)                141,665
            Foreign                                        1,398,046              1,757,595               3,155,641
                                                     --------------------   --------------------   --------------------

               Total                             $         4,768,019     $         (355,800)    $         4,412,219
                                                     ====================   ====================   ====================


                                      F-17                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       Income tax expense differed from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

                                                              1997                   1998                   1999
                                                       -------------------    -------------------    -------------------
          Computed "expected" tax expense
            (benefit)                              $         5,966,391    $          3,768,799   $          4,028,104
          Increase (decrease) in income taxes
            resulting from:
              State and local income taxes, net
                   of Federal income tax benefits              319,440                 308,473                 93,500
              In process research and development
                                                                    --               1,282,131                     --
              Rate differential on foreign
                   source income                              (592,453)                     --                     --
              Effect of graduated income tax
                   rates                                        75,482                  10,847                 49,197
              Goodwill amortization                            322,364                 694,960              1,039,197
              Reduction in expected liability                       --                      --               (803,207)
              Other, net                                        19,088                 318,988                  5,428
                                                       -------------------    -------------------    -------------------

          Actual tax expense                       $         6,110,312    $          6,384,198   $          4,412,219
                                                       ===================    ===================    ===================

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                                   1998                   1999
                                                                            --------------------   --------------------
          Deferred tax assets:
             Net operating loss carryforwards                            $          959,000     $        1,057,000
             Accrued expenses and allowances                                      2,322,600              1,410,000
                                                                            --------------------   --------------------
             Total gross deferred tax assets                                      3,281,600              2,467,000
             Less valuation allowance                                              (959,000)            (1,057,000)
                                                                            --------------------   --------------------

          Net deferred tax assets                                        $        2,322,600     $        1,410,000
                                                                            ====================   ====================

          Deferred tax liabilities:
             Fixed assets, principally due to differences in
                depreciation                                                        100,000                     --
             Software development costs capitalized for financial
                reporting                                                         1,149,400                     --
             Unrealized gain on marketable securities                                19,000                     --
                                                                            --------------------   --------------------
          Total gross deferred tax liabilities                                    1,268,400                     --
                                                                            --------------------   --------------------

          Net deferred tax asset                                         $        1,054,200     $        1,410,000
                                                                            ====================   ====================

                                      F-18                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       The valuation allowance for deferred tax assets as of December 31, 1998 and 1999 was $959,000 and $1,057,000, respectively, and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be allocated to goodwill and other noncurrent intangible assets.

       At December 31, 1999 the Company has net operating loss carryforwards for foreign income tax purposes of approximately $2,885,000.

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

       The Company's contributions to the Plan totaled approximately $238,000, $388,000 and $527,000 in 1997, 1998 and 1999, respectively.

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


                                      F-19                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

       DATASTREAM SYSTEMS, INC. 1998 STOCK OPTION PLAN
       -----------------------------------------------

       On May 8, 1998 and June 12, 1998, respectively, the Company's board of directors and stockholders approved and adopted the Datastream Systems, Inc. 1998 Stock Options Plan (the "1998 Plan") to provide for the grant of both incentive and non qualified options to purchase up to 500,000 shares of the company's common stock to the Company's employees. On March 12, 1999, the Company's board of directors authorized an additional 750,000 shares to be added to the 500,000 share limit available under the 1998 Plan, subject to shareholder approval. The Company's stockholders approved this increase at the Company's annual meeting of stockholders on June 11, 1999. Options granted under this plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

       DATASTREAM SYSTEMS, INC. 1998 SINGAPORE STOCK OPTION PLAN
       ---------------------------------------------------------

       On June 12, 1998, the Company's board of directors authorized the establishment of the Datastream Systems, Inc. 1998 Singapore Stock Option Plan (the "Singapore Plan") and authorized and reserved for issuance 125,000 shares of common stock for grants of stock options under the Singapore Plan for the employees of the Company's Singapore subsidiary. Options granted pursuant to the Singapore Plan will vest incrementally over a period of one to three years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.


                                      F-20                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       Datastream Systems, Inc. 1998 German Stock Option Plan
       ------------------------------------------------------

       On June 12, 1998, the Company's board of directors authorized the establishment of the Datastream Systems, Inc. 1998 German Stock Option Plan (the "German Plan") and authorized and reserved for issuance 125,000 shares of common stock for grants of stock options under the German Plan for the employees of the Company's German subsidiary. Options granted pursuant to the German Plan will vest incrementally over a period of one to five years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

       Datastream Systems, Inc. 1998 Australian Stock Option Plan
       ----------------------------------------------------------

       On December 11, 1998, the Company's board of directors authorized the establishment of the Datastream Systems, Inc. 1998 Australian Stock Option Plan (the "Australian Plan") and authorized and reserved for issuance 75,000 shares of common stock for grants of stock options under the Australian Plan for the employees of the Company's Australian subsidiary. Options granted pursuant to the Australian Plan will vest incrementally over a period of one to five years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

       Datastream Systems, Inc. 1999 Argentinean Stock Option Plan
       -----------------------------------------------------------

       On March 12, 1999, the Company's board of directors authorized the establishment of the Datastream Systems, Inc. 1999 Argentinean Stock Option Plan (the "Argentinean Plan") and authorized and reserved for issuance 125,000 shares of common stock for grants of stock options under the Argentinean Plan for the employees of the Company's Argentinean subsidiary. Options granted pursuant to the Argentinean Plan will vest incrementally over a period of one to five years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.


                                      F-21                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       A summary of activity in the plans noted above during the periods indicated is as follows:

                                                                                                   WEIGHTED-AVERAGE
                                                                                                       EXERCISE
                                                                               NUMBER OF                PRICE
                                                                                 SHARES
                                                                           -------------------    -------------------

      Stock options outstanding:
         Balance at December 31, 1997                                            2,838,372                  7.50

         Granted                                                                   704,218                 11.76
         Exercised                                                                (301,126)                 6.76
         Forfeited                                                                (148,566)                 8.66
                                                                           -------------------    -------------------

         Balance at December 31, 1998                                            3,092,898                  8.30
                                                                           -------------------    -------------------

         Granted                                                                   987,675                 10.63
         Exercised                                                                (456,307)                 7.91
         Forfeited                                                                (207,357)                 9.79
                                                                           -------------------    -------------------

         Balance at December 31, 1999                                            3,416,909                  8.93
                                                                           ===================    ===================

       The following table summarizes information about stock options outstanding under the plans noted above at December 31, 1999:

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------    ------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE                               WEIGHTED -
                                                                REMAINING                                AVERAGE
               RANGE OF                      NUMBERS           CONTRACTUAL           NUMBER             EXERCISE
            EXERCISE PRICES                OUTSTANDING             LIFE            EXERCISABLE            PRICE
     -------------------------------      ---------------     ---------------    ----------------    ----------------
              2.28 - 4.55                       400,382             3.9                380,382              3.83
              4.55 - 6.83                        92,942             7.3                 60,720              6.38
              6.83 - 9.10                     1,312,107             7.8                677,493              8.00
              9.10 - 11.38                    1,348,072             8.2                478,656              9.71
             11.38 - 13.65                      177,407             8.1                 90,278             12.16
             13.65 - 15.93                       67,499             7.8                 29,674             14.83
             15.93 - 18.20                        8,000             8.5                  3,167             17.70
             18.20 - 20.48                          500             8.1                    500             19.25
             20.48 - 22.75                       10,000             8.2                  3,333             22.50
                                          ---------------     ---------------    ----------------    ----------------

                                              3,416,909             7.5              1,724,203              7.88
                                          ===============     ===============    ================    ================


                                      F-22                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       The per share weighted-average fair value of stock options granted under the plans during 1998 and 1999 was $11.84 and $8.75 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0%, expected volatility of 90.77%, risk-free interest rate of 5.21%, and an expected life of 10 years; 1999 - expected dividend yield of 0%; expected volatility of 77.42%; risk-free interest rate of 5.65%, and an expected life of 10 years.

       Stock Option Plan for Directors
       -------------------------------

       On February 7, 1995, the Board of Directors of the Company established the Datastream Systems, Inc. Stock Option Plan for Directors (the "Directors' Plan") which provides for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to directors who are not employees of the Company. The Directors' Plan was amended and restated by the Board of Directors on April 12, 1996 and approved by the Company's stockholders at the Company's 1996 annual meeting of stockholders held May 23, 1996. Under the Director's Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 9,000 shares of Common Stock upon the commencement of their service as a director and (ii) 2,000 shares of Common Stock annually as of the first business day of each fiscal year.

       A summary of activity in the Directors' Plan during the periods indicated are as follows:

                                                                                 WEIGHTED-AVERAGE
                                                                                     EXERCISE
                                                             NUMBER OF                PRICE
                                                               SHARES
                                                         -------------------    -------------------
         Stock options outstanding:
            Balance at December 31, 1997                          39,000                  5.56
            Granted                                                8,000                 15.25
            Exercised                                                 --                     --
                                                         -------------------    -------------------

            December 31, 1998                                     47,000                  7.21
                                                         -------------------    -------------------

            Granted                                                8,000                  9.53
            Exercised                                                 --                     --
                                                         -------------------    -------------------

            Balance at December 31, 1999                          55,000                  7.55
                                                         ===================    ===================


                                      F-23                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       The following table summarizes information about stock options outstanding under the Director's Plan at December 31, 1999:

                                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                          ------------------------------------    -----------------------------------
                                                                 WEIGHTED
                                                                  AVERAGE                               WEIGHTED -
                                                                 REMAINING                               AVERAGE
                  RANGE OF                    NUMBERS           CONTRACTUAL           NUMBER             EXERCISE
              EXERCISE PRICES               OUTSTANDING            LIFE             EXERCISABLE           PRICE
         ----------------------------     ----------------    ----------------    ----------------    ---------------
                2.28 -  4.55                    27,000             5.1                 27,000               3.75
                6.83 -  9.10                     4,000             9.3                     --              --
                9.10 - 11.38                    16,000             7.3                 12,000               9.62
               13.65 - 15.93                     8,000             8.0                  8,000              15.25
                                          ----------------    ----------------    ----------------    ---------------

                                                 55,000             6.5                 47,000               7.21
                                          ================    ================    ================    ===============

       The per share weighted-average fair value of stock options granted under the Director's Plan during 1998 and 1999 was $13.54 and $7.87 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0%, expected volatility of 90.77%, risk-free interest rate of 5.75%, and expected life of 10 years; 1999 - expected dividend yield of 0%; expected volatility of 77.42%, risk-free interest rate of 5.65%; and expected life of 10 years.

       Employee Stock Purchase Plan
       ----------------------------

       On October 12, 1995, the Board of Directors of the Company adopted the Datastream Systems, Inc. Amended and Restated Employee Stock Purchase Plan (the "Purchase Plan"). The Company's stockholders approved the Plan at the Company's 1996 annual meeting of stockholders held May 23, 1996. The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 200,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 23,710 and 37,227 shares in 1998 and 1999, respectively.

       Under Statement No. 123, compensation expense for the Purchase Plan is determined based on the discount percentage at which the stock is purchased.


                                      F-24                        (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

                                                                                      1998                 1999
                                                                                      ----                 ----
         Net income (loss)                As reported                            $   4,700,505           7,435,146
                                          Pro forma                                 (1,592,974)           (316,987)

         Basic:
              Net income (loss)           As reported                            $         .25                 .39
                  per share               Pro forma                                       (.08)               (.02)

         Diluted:
              Net income (loss)           As reported                            $         .23                 .37
                  per share               Pro forma                                       (.08)               (.02)

       Pro forma net income reflects options granted in 1995 through 1999. Compensation cost related to the Plans is reflected over the options' vesting period of one to five years. No options were granted prior to 1995.

 (13)  LEASES

       As Lessee
       ---------

       The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 1999, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2004 are as follows:

           2000                                         $           955,512
           2001                                                     750,077
           2002                                                     533,843
           2003                                                     173,317
           2004                                                     114,211
           Thereafter                                                    --
                                                            -------------------

                                                        $         2,526,960
                                                            ===================

       Rent expense for the years ended December 31, 1997, 1998 and 1999 totaled $1,367,830, $1,069,569 and $1,322,271, respectively.


                                      F-25                          (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       As Lessor
       ---------

       The Company leases a portion of its building and related leasehold improvements to outside parties under noncancelable operating leases. Rental income (included in other income in the accompanying statement of income) for the years ended December 31, 1997, 1998 and 1999 was $338,957, $126,308 and $0, respectively.

 (14)  SEGMENT AND GEOGRAPHIC INFORMATION

       The Company has identified two reportable industry segments: the asset maintenance division provides solutions that optimize productivity of assets through various preventative maintenance and asset management programs ("asset maintenance") and the business-to-business electronic commerce industrial procurement division, enables customers to automate their industrial procurement ("iProcure"). Asset information by industry segment is not reported, as the Company does not produce such information internally. The Company manages the asset maintenance segment across geographically reportable segments. The principal areas of operation include the United States, Europe, Latin America and Asia. The iProcure segment operates in the United States market only. Information about the Company's operations in different segments and geographic locations is as follows:

                                                                                     ASSET
                            UNITED                       LATIN                    MAINTENANCE     IPROCURE
                            STATES        EUROPE        AMERICA        ASIA          TOTAL          TOTAL        TOTAL
                         -------------  ------------  ------------ -------------  -------------  ------------ -------------
       1997:
       Total revenues      52,298,576    17,469,719           --            --      69,768,295           --     69,768,295
       Operating
           income          11,178,505     5,382,843           --            --      16,561,348           --     16,561,348
       Total assets        56,696,883     8,400,360           --            --      65,097,243           --     65,097,243

       1998:
       Total revenues
                           68,316,535    24,928,462    1,180,028     4,129,832      98,554,857           --     98,554,857
       Operating
         income            10,892,830     1,804,773   (1,061,354)   (1,087,810)     10,548,439           --     10,548,439
       Operating
         income
         before
         one-time          14,997,956     7,419,595      426,964     1,637,724      24,482,239           --     24,482,239
         charges
       Total assets        65,957,630    16,978,033    1,055,202     2,799,287      86,790,152           --     86,790,152

       1999:
       Total revenues
                           80,733,793    26,267,878    5,028,733     6,587,632     118,618,036      158,042    118,776,078
       Operating
         income             9,232,632     3,091,766    1,143,885       488,391      13,956,674   (3,570,654)    10,386,020
         (loss)
       Total assets        64,955,845    15,759,880    3,042,961     4,416,353      88,175,039           --     88,175,039


                                      F-26                           (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       In 1998, one-time charges include write-offs of capitalized software (see note 1(i)), write-off of in-process research and development, restructuring and other charges (see note 3).

       The United States revenues include international revenues of $7,200,000 and $4,968,000 for the years ended December 31, 1998 and 1999.

(15)   RECONCILIATION OF BASIC AND DILUTED INCOME (LOSS) PER SHARE

                                                                                                           PER SHARE
                                                               INCOME                 SHARES                 AMOUNT
             1997:
                Basic income per share               $        11,437,897      $      18,396,920                  .62
                                                                                                       ===================
                Effect of dilutive securities:
                    Stock options                                     --                849,028
                                                         -------------------    -------------------
                Diluted income per share             $        11,437,897      $      19,245,948                  .59
                                                         ===================    ===================    ===================

             1998:
                Basic income per share               $         4,700,505      $      18,935,092                  .25
                                                                                                       ===================
                Effect of dilutive securities:
                    Stock options                                     --              1,344,342
                                                         -------------------    -------------------
                Diluted income per share             $         4,700,505      $      20,279,434                  .23
                                                         ===================    ===================    ===================

             1999:
                Basic income per share               $         7,435,146             19,118,535                  .39
                                                                                                       ===================
                Effect of dilutive securities:
                    Stock options                                     --                979,984
                                                         -------------------    -------------------
                Diluted loss per share                 $       7,435,146             20,098,519                  .37
                                                         ===================    ===================    ===================


                                      F-27                          (Continued)

                    DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(16)     COMMITMENTS AND CONTINGENCIES

         On January 11, 1999, several shareholders filed a putative class action complaint in the United States District Court for the District of South Carolina, Greenville Division, naming as defendants, the Company, the Company's Chief Executive Officer and former Chief Financial Officer. Several substantially similar complaints were filed in the same court shortly thereafter. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. On June 25, 1999, the court ordered that the actions be consolidated and that a single consolidated complaint be filed. On August 13, 1999, the plaintiffs filed a consolidated amended class action complaint. The consolidated amended complaint alleges that defendants artificially inflated the Company's earnings and stock price by (i) taking certain one-time charges not in accordance with generally accepted accounting principles ("GAAP") in connection with the Company's acquisitions of Insta and SIS and (ii) materially understating the Company's reserves for doubtful accounts in violation of GAAP. The plaintiffs seek compensatory damages and unspecified equitable relief. On September 13, 1999, the Company and the individual defendants moved to dismiss the consolidated amended complaint. The court denied the defendants' motion to dismiss on January 27, 2000. The Company filed its answer to the consolidated class action complaint on February 24, 2000. The Company intends to defend this action vigorously, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of the litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Datastream Systems, Inc.:

Under the date of February 4, 2000, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG LLP

Greenville, South Carolina
February 4, 2000

                            Datastream Systems, Inc.

                   Allowance for Doubtful Accounts Receivable

                                               Balance at          Provision                             Balance at
                                              Beginning of        for Doubtful                             End of
  DESCRIPTION                                     Year              Accounts           Deductions           Year
                                            -----------------    ----------------    ---------------    --------------

  Allowance for doubtful accounts receivable:
     Year ended December 31, 1997       $         835,000             986,300             (231,390)         1,589,910
                                            =================    ================    ===============    ==============

     Year ended December 31, 1998       $       1,589,910           1,943,463             (459,536)         3,073,837
                                            =================    ================    ===============    ==============

     Year ended December 31, 1999       $       3,073,837           2,139,482           (1,824,600)         3,388,719
                                            =================    ================    ===============    ==============

The Provision for Doubtful Accounts for 1997 and 1998 includes amounts established through acquisitions and other charges that are not reflected in bad debt expense on the statement of income. These amounts are approximately $215,000 for 1997 and $1.5 million in 1998. The Provision for Doubtful Accounts for 1999 includes a $600,000 reclassification related to the 1998 Restructuring Charge which is not reflected in the bad debt expense on the statement of income. See note 3 to the consolidated financial statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Datastream Systems, Inc.


Date: March 29,2000                   By:    /s/ Larry G. Blackwell
                                          -------------------------
                                           Larry G. Blackwell
                                           Chairman  of the Board,
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Registration Statement constitutes and appoints Larry G. Blackwell and C. Alex Estevez and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 29, 2000.


SIGNATURE                               TITLE


  /s/ Larry G. Blackwell            Chairman of the Board, President
-------------------------------     and Chief Executive Officer
       Larry G. Blackwell           (principal executive officer)


  /s/ C. Alex Estevez               Chief Financial Officer
-------------------------------     (principal financial and accounting officer)
       C. Alex Estevez

  /s/ Richard T. Brock              Director
-------------------------------
       Richard T. Brock

  /s/ Ira D. Cohen                  Director
-------------------------------
       Ira D. Cohen

  /s/ John M. Sterling, Jr.         Director
-------------------------------
       John M. Sterling, Jr.

                                    Director
-------------------------------
       Kenneth D. Tracy

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

    4.2*              Specimen Stock Certificate.

    10.1*** The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

    10.1(a)**         First Amendment to the Datastream Systems, Inc. 1995 Stock
                      Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

    10.1(b)****       Second Amendment to the Datastream Systems, Inc. 1995
                      Stock Option Plan (as amended and restated through May 7,
                      1997), dated May 8, 1998.(1)

    10.1(c)****       Third Amendment to the Datastream Systems, Inc. 1995 Stock
                      Option Plan (as amended and restated May 7, 1997), dated
                      March 12, 1999.(1)

    10.2+ The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996).
                      (1)

    10.2(a)**         First Amendment to Datastream Systems, Inc. Stock Option
                      Plan for Directors (as amended and restated as of April
                      12, 1996), dated March 13, 1998.(1)

    10.2(b)****       Second Amendment to the Datastream Systems, Inc. Stock
                      Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999.(1)

    10.3++            The Datastream Systems, Inc. 1998 Stock Option Plan.(1)

    10.3(a)****       First Amendment to the Datastream Systems, Inc. 1998 Stock
                      Option Plan, dated March 12, 1999.(1)

    21                Subsidiaries of the Company.

    23                Consent of KPMG LLP.

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

**** Incorporated herein by reference to exhibit of the same number in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590)

+ Incorporated herein by reference to Appendix C to the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, filed April 23, 1996 (File No. 000-25590).

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590)

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.