Form 10-Q
period 2000-03-31
DATASTREAM SYSTEMS INC
filed 2000-05-09
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: March 31, 2000 20,476,995 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                       Quarter ended March 31, 2000

                                  Index

                                                                        Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                            3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 1999 and March 31, 2000
                Assets                                                  4
                Liabilities and Stockholders' Equity                    5

           Consolidated Statements of Operations -
                for the Three Months ended March 31,  1999 and 2000     6

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Income -
                for the Three Months ended March 31, 2000               7

           Consolidated Statements of Cash Flows -
                for the Three Months ended March 31, 1999 and 2000      8

           Notes to the Consolidated Financial Statements               9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12

Item 3.    Quantitative and Qualitative Disclosures About               14
           Market Risk


Part II.   Other Information                                            15


Signature                                                               16

PART I.     CONSOLIDATED FINANCIAL INFORMATION


               "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                 SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, Datastream Systems, Inc. ("Datastream" or the "Company") makes oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission (the "SEC") in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company desires to take advantage of the "safe harbor" provisions in the Act for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC.

     Forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the ability of the Company to successfully transition to the development of further Internet-based products; the continued acceptance of the Internet for business transactions; our ability to successfully implement an application service provider business model; increasing competition in the markets in which the Company competes; the ability of the Company to enhance its current products and develop new products that address technological and market developments; the stability of certain of the Company's strategic relationships, including those with suppliers of maintenance, repair and operations parts; increasing competition in markets for the Company's products; the ability of the Company to protect its proprietary technology; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and the ability of the Company to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles in certain regions where the Company markets its products; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 1999, as well as other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

               The  Company  does  not  have,  and  expressly   disclaims,   any
obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                                   December 31,       March 31,
                                                       1999             2000
                                                       ----             ----
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                        $17,912,797     $20,599,692
   Accounts receivable, net of allowance
      for doubtful accounts of $3,388,719
      and $ 3,389,836, respectively                  30,221,995      28,079,762
   Unbilled receivables                               2,311,247       2,389,585
   Investments                                          250,790          85,340
   Prepaid expenses                                   1,392,028       1,912,449
   Inventories                                          109,453          91,766
   Income tax receivable                                      -       5,472,695
   Deferred income taxes                              1,410,000       1,410,000
   Other assets                                       1,710,019       2,185,635
                                                      ---------       ---------
        Total current assets                         55,318,329      62,226,924

Investments                                           4,200,000       6,170,000
Property and equipment, net                          13,583,471      14,428,266
Goodwill, net                                        15,073,239      14,317,824
                                                     ----------      ----------

        Total assets                                $88,175,039     $97,143,014
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Liabilities and Stockholders' Equity

                                                   December 31,       March 31,
                                                       1999             2000
                                                       ----             ----
                                                                     (unaudited)

Current liabilities:
   Accounts payable                                  $3,919,404     $ 4,418,820
   Other accrued liabilities                          7,387,417       9,283,883
   Income taxes payable                                 120,928               -
   Current portion of long-term debt                    650,578           2,299
   Unearned revenue                                   8,587,980      11,482,772
                                                      ---------      ----------
        Total current liabilities                    20,666,307      25,187,774

Long-term debt, less current portion                    224,285         139,631
                                                        -------         -------
        Total liabilities                            20,890,592      25,327,405

Stockholders' equity:
   Preferred stock, $1 par value,
        1,000,000 shares authorized; none issued              -               -
   Common stock, $.01 par value,
        40,000,000 shares authorized;
        19,674,208 shares issued at December 31, 1999,
        20,476,995 shares issued at March 31, 2000      196,742         204,770
   Additional paid-in capital                        70,533,683      78,375,943
   Retained earnings (deficit)                          760,050      (2,307,728)
   Other accumulated comprehensive income (loss)       (153,265)       (404,613)
   Treasury stock, 405,000 shares at cost            (4,052,763)     (4,052,763)
                                                     ----------      ----------
        Total stockholders' equity                   67,284,447      71,815,609

        Total liabilities and stockholders' equity  $88,175,039     $97,143,014
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                   Three months ended March 31, 1999 and 2000

                                                     March 31,        March 31,
                                                       1999             2000
                                                       ----             ----

Revenues:
   Product                                          $10,422,468     $ 7,552,929
   Professional service                              13,173,938      11,667,233
   Support                                            5,202,315       6,030,782
                                                     ----------      ----------
      Total revenues                                 28,798,721      25,250,944

Cost of revenues:
   Cost of product revenues                             535,086         462,141
   Cost of professional service revenues              6,689,912       8,954,791
   Cost of support revenues                           1,317,820       1,614,316
   Amortization of capitalized software                 583,391               -
                                                     ----------      ----------
      Total cost of revenues                          9,126,209      11,031,248
                                                     ----------      ----------
      Gross profit                                   19,672,512      14,219,696

Operating expenses:
   Sales and marketing                                7,655,576      11,476,286
   Product development                                2,897,020       4,227,046
   General and administrative                         2,643,305       3,006,895
   Goodwill amortization                                764,115         755,416
                                                     ----------      ----------
      Total operating expenses                       13,960,016      19,465,643
                                                     ----------      ----------
      Operating income (loss)                         5,712,496      (5,245,947)

Other income (expense):
   Interest and other income                            174,423         161,235
   Interest expense                                     (52,370)        (31,000)
                                                     ----------      ----------
      Net other income                                  122,053         130,235

      Income (loss) before income taxes               5,834,549      (5,115,712)

Income tax expense (benefit)                          2,187,913      (2,047,934)
                                                     ----------      ----------
Net income (loss)                                   $ 3,646,636     $(3,067,778)
                                                    ===========     ===========

   Basic net income (loss) per share                $       .19     $      (.16)
                                                     ----------      ----------
   Diluted net income (loss) per share              $       .18     $      (.16)
                                                     ----------      ----------
   Basic weighted average number of common and
      potential common shares outstanding            19,203,241      19,602,852
   Diluted weighted average number of common and
      potential common shares outstanding            19,837,256      19,602,852

See accompanying notes to consolidated financial statements.



                Datastream Systems, Inc. and Subsidiaries

 Consolidated Statement of Stockholders' Equity and Comprehensive Income(Loss)
                               (unaudited)

                For the three months ended March 31, 2000


                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)    Income(Loss)     Stock       Equity
                                   -----      -------      ---------    -----------      -----       ------

Balance at December 31, 1999    $196,742   $70,533,683   $   760,050    $(153,265) $(4,052,763)     $67,284,447

Comprehensive (loss)
   Net loss                            -             -    (3,067,778)           -            -       (3,067,778)
   Unrealized losses on
        securities available for sale  -             -             -      (71,113)           -          (71,113)
   Foreign currency
        translation adjustment         -             -             -     (180,235)           -         (180,235)
                                                                                                     ----------
Total comprehensive loss                                                                             (3,319,126)
                                                                                                     ----------
Exercise of stock options          7,854     5,694,978             -            -            -        5,702,832

Tax benefit of options exercised       -     1,851,000             -            -            -        1,851,000

Stock issued for Employee
   Stock Purchase Plan               174       236,880             -            -            -          237,054

Amortization of compensatory
   stock options                       -        59,402             -            -            -           59,402

                                --------   -----------   -----------    ---------  -----------      -----------
Balance at March 31, 2000       $204,770   $78,375,943   $(2,307,728)   $(404,613) $(4,052,763)     $71,815,609
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                   Three months ended March 31, 1999 and 2000

                                                     March 31,        March 31,
                                                       1999             2000
                                                       ----             ----

Cash flows from operating activities:
   Net income                                       $ 3,646,636     $(3,067,778)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    1,140,395       1,272,672
      Amortization of capitalized software
       development costs                                583,391               -
      Goodwill amortization                             764,115         755,416
      Other accumulated comprehensive (loss)           (952,648)       (180,234)
      Accretion of investment discount, net                (320)              -
      Gain on disposal of fixed assets                  (32,809)              -
      Provision for doubtful accounts                   409,140           5,617
      Stock based compensation                                -          59,402
      Changes in operating assets and liabilities:
       Accounts receivable                           (1,264,504)      2,141,117
       Unbilled receivable                             (137,092)        (82,838)
       Accrued interest receivable                       10,237             298
       Prepaid expenses                                  10,224        (520,421)
       Inventories                                      121,849          17,687
       Other assets                                     (10,127)       (475,914)
       Accounts payable                                 625,635         499,416
       Other accrued liabilities                       (923,262)      1,896,466
       Income taxes payable                           1,729,047      (3,742,623)
       Unearned revenue                               1,487,233       2,894,792
                                                      ---------       ---------
       Net cash provided by operating activities      7,207,140       1,473,075
                                                      ---------       ---------
Cash flows from investing activities:
   Purchase of investments                           (4,310,000)     (2,000,000)
   Proceeds from sale and maturities of investments   2,575,058         124,337
   Additions to property and equipment                 (868,098)     (2,117,470)
   Capitalized software development costs              (967,007)              -
                                                      ---------       ---------
       Net cash used in investing activities         (3,570,047)     (3,993,133)
                                                      ---------       ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options              112,528       5,702,832
   Proceeds from issuances of shares under employee
       stock purchase plan                              196,451         237,054
   Cash paid to acquire treasury stock                 (918,750)              -
   Principal payments on long-term debt                 (72,320)       (732,933)
                                                      ---------       ---------
       Net cash provided by (used in)
        financing activities                           (682,091)      5,206,953
                                                      ---------       ---------

Net increase in cash and cash equivalents             2,955,002       2,686,895
Cash and cash equivalents at beginning of period      6,739,209      17,912,797
                                                      ---------       ---------
Cash and cash equivalents at end of period          $ 9,694,211     $20,599,692
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

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000. Other than as indicated herein, there have been no significant changes from the financial data published in those reports.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method. The reconciliation of basic and diluted income per share is as follows:

For the three months ended March 31, 1999 and 2000

                                                                Per Share
                                             Income     Shares   Amount
    Three months ended March 31, 1999:
        Basic income per share          $ 3,646,636   19,203,241   $ .19
        Effect of dilutive securities:
           Stock options                          -      634,015
                                         -----------  ----------
        Diluted income per share        $ 3,646,636   19,837,256   $ .18
                                        ===========   ==========   =====

    Three months ended March 31, 2000:
        Basic income (loss) per share   $(3,067,778)  19,602,852   $(.16)
        Effect of dilutive securities:
           Stock options                          -            -
                                         -----------  ----------
        Diluted income (loss) per share $(3,067,778)  19,602,852   $(.16)
                                        ===========   ==========   =====

As a result of the Company's loss from operations during the first quarter of 2000, options to purchase approximately 2.7 million shares of common stock were excluded in the computation of diluted net income (loss) per share. The dilutive effect of these options would be to increase diluted shares outstanding to 21,556,330.

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

E. Geographical and Segment Information

The Company has identified two reportable industry segments: the asset maintenance division provides solutions that optimize productivity of assets through various preventative maintenance and asset management programs ("asset maintenance") and the business-to-business electronic commerce industrial procurement division, which enables customers to automate their industrial procurement ("iProcure"). Asset information by industry segment is not reported, as the Company does not produce such information internally. The Company manages the asset maintenance segment across geographically reportable segments. The principal areas of operation include the United States, Europe, Latin America and Asia. The iProcure segment operates in the United States market only. Information about the Company's operations in different segments and geographic locations is as follows:

For the three months ended March 31, 1999 and 2000:
                                                                                      Asset
                        United                         Latin                       Maintenance     iProcure
                        States          Europe        America         Asia            Total           Total     Total
March 31, 1999:

Total revenues          $19,046,602  $ 7,398,590    $ 1,632,809     $  720,523      $28,798,524    $    197  $28,798,721
Operating income (loss)   2,969,184    2,448,958        531,307         68,390        6,017,839    (305,343)   5,712,496
Total assets             69,461,285   17,906,217      1,269,462      3,084,133       91,721,097          NA   91,721,097

March 31, 2000:

Total revenues           16,504,74    15,796,408      1,350,882      1,574,563       25,226,594      24,350   25,250,944
Operating income (loss) (2,012,118)      (31,081)       260,461        (41,949)      (1,824,687) (3,421,260)  (5,245,947)
Total assets            67,590,248    15,750,385      3,577,359      4,752,327       91,670,319          NA   91,670,319


F. Recent Accounting Pronouncements

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

Overview

     Datastream is a leading provider of Internet-based solutions for asset management and industrial procurement for businesses, governments and other organizations. The Company divides its business into two main segments. Datastream's asset maintenance division provides solutions that optimize productivity of assets through various preventative maintenance and asset management programs. The Company's asset maintenance products includes solutions for virtually any size of operation, from the large, multi-site organization needing a full featured enterprise solution to the single, small shop with basic requirements. The Company's iProcure division provides business-to-business electronic commerce industrial procurement solutions, enabling customers to automate their industrial procurement resulting in reduced costs of maintaining assets.

     The asset maintenance products consist of 3 major categories based on price and functionality. MP2 Professional provides maintenance solutions for the small to medium size facility, MP2i offers enterprise-wide maintenance solutions for the large and mid-sized organizations that are required to manage capital assets and personnel in multiple locations, and MP5i is designed for larger enterprises with asset intensive and safety critical operations. iProcure is a business-to-business Internet procurement application that enables customers to automate their industrial procurement. Datastream supports its products with professional and support services.

Results of Operations

     Total Revenues. The Company reported lower revenues for the first quarter of 2000. Total revenues decreased 12% to $25,250,944 in the first quarter of 2000 from $28,798,721 in the first quarter of 1999, due principally to lower than expected software license revenues and a related decrease in services revenue.

     Product revenues decreased 28% to $7,552,929 (30% of total revenues) in the first quarter of 2000 from $10,422,468 (36% of total revenues) in the first quarter of 1999, as a result of changes within the sales organization causing a disruption to license sales.

     Professional service revenues decreased 11% to $11,667,233 (46% of total revenues) in the first quarter of 2000 from $13,173,938 (46% of total revenues) in the first quarter of 1999. The decrease is a result of decreased software license sales in the first quarter of 2000. Professional services revenue for the first quarter of 2000 includes approximately $24,000 of revenue attributed to the iProcure division.

     Support services revenues for the first quarter of 2000 increased 16% to $6,030,782 (24% of total revenues) from $5,202,315 (18% of total revenues) in the first quarter of 1999, primarily due to the expansion of the Company's installed base of systems during 1999.

     Cost of Revenues. Cost of revenues increased 21% to $11,031,248 (44% of total revenues) in the first quarter of 2000, as compared to $9,126,209 (32% of total revenues) in the comparable quarter of 1999. The increase in cost of revenues is attributed to increased expenses incurred in the Professional Services and Support Departments related to increased head count to meet customer demand, increased travel costs and expenses incurred to support iProcure.

     Cost of product revenues was 2% of total revenues in the first quarter of 2000 and 2% of total revenues during the same period in 1999.

     Cost of professional service revenues was 36% of total revenues during the first quarter of 2000, and 23% of total revenues during the same period in 1999. The increase as a percentage of total revenues was due to lower utilization rates as a result of decreased license revenue sales and increased costs for iProcure. Cost of professional services revenue for the first quarter of 2000 includes approximately $341,000 of expenses related to the iProcure division.

     Cost of support service revenues was 6% of total revenues during the first quarter of 2000 and 5% of total revenues during the same period in 1999. Cost of support services revenue for the first quarter of 2000 includes approximately $35,000 of expenses related to the iProcure division.

     Amortization of capitalized software costs was $583,391 (2% of total revenues) in the first quarter of 1999. No amortization expense was recorded in the first quarter of 2000 due to capitalized software costs being fully amortized as of December 31, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses increased 50% to $11,476,286 (45% of total revenues) during the first quarter of 2000 from $7,655,576 (27% of total revenues) during the first quarter of 1999, as a result of an increased number of sales personnel and increased sales and marketing expenditures for iProcure. Sales and marketing expenses for the first quarter of 2000 includes approximately $2.2 million of iProcure division expenses.

     Product Development Expenses. Total product development expenditures increased 9% to $4,227,046 (17% of total revenues) during the first quarter of 2000 from $ 3,864,027(13% of total revenues) during the same period in 1999. There was no capitalized portion of these amount in the first quarter of 2000 as compared to $967,007 in the first quarter of 1999. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP5i and iProcure. Total product development expenses for the first quarter of 2000 includes approximately $627,000 of iProcure division expenses.

     General and Administrative Expenses. General and administrative expenses increased 14% to $3,006,895 (12% of total revenues) during the first quarter of 2000 from $2,643,305 (9% of total revenues) in the first quarter of 1999, primarily due to costs associated with the iProcure division. Total general and administrative expenses for the first quarter of 2000 includes approximately $266,000 of iProcure division expenses.

     Amortization of Goodwill. Amortization of goodwill expense decreased 1% to $755,416 (3% of total revenues) during the first quarter of 2000 from $764,115 (3% of total revenues) in the first quarter of 1999, due to adjustments made to goodwill balances in 1999.

     Interest and other income. Interest and other income decreased to $161,235 in the first quarter of 2000 from $174,423 in the first quarter of 1999. The decrease was due to do gains recognized on the disposal of fixed assets in the first quarter of 1999.

     Interest Expense. Interest expense decreased to $31,000 in the first quarter of 2000 from $52,370 in the first quarter of 1999 due to lower third party debt balances.

     Tax Rate. The Company's effective tax rate was 40% for the first quarter of 2000 as compared to 37.5% for the first quarter of 2000.

     Net Income. Net income decreased 184% to ($3,067,778) ((12%) of total revenues) in the first quarter of 2000 from $3,646,636 (13% of total revenues) in the first quarter of 2000. The decrease is attributed to lower than expect sales and an increase in iProcure division expenses during the first quarter of 2000.


Liquidity and Capital Resources

     The Company has funded its operating activities entirely from cash generated from operations. The Company ended its first quarter of 2000 with $20,599,692 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

     In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. ("Dovebid"), one of the world's leading auctioneers and operators of a business to business Internet auction site. The investment will be accounted for on a cost basis.

     The Company's principal commitments as of March 31, 2000, consisted primarily of long term debt and there were no material commitments for capital expenditures. In March 2000, the Company entered into a 10-year operating lease for approximately $1 million for improvements to the Company's heating ventilation and air conditioning ("HVAC") system at its Greenville, SC headquarters. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

Year 2000

     Many currently installed computer systems and software products are coded to accept only a two-digit format in the date field. These date code fields needed to accept a four-digit format to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such "Year 2000" requirements. To address the Year 2000 issue, the Company organized a Year 2000 Committee with the responsibility of determining the Company's Year 2000 readiness, as well as the Year 2000 readiness of third parties upon which the Company relies, including suppliers and vendors. The Company implemented a Year 2000 plan as described in our Form 10-Q for the quarter ended September 30, 1999. As of December 31, 1999, the Company had implemented its Year 2000 plan. To date, and with the January 1, 2000 date rollover, the Company has not experienced any material disruptions associated with the Year 2000 issue and the Company's internal systems, products, customers, or suppliers and vendors. The Company does not expect to experience any material disruptions associated with the Year 2000 issue in the future. As of December 31, 1999, the Company had spent approximately $1.4 million in connection with its Year 2000 plan. Such costs have been funded with operating cash flows and cash on hand. Datastream designates all statements in this Report regarding its Year 2000 efforts as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

Earnings Per Share Calculation

     Because the Company experienced a net loss of $(3,067,778) in the first quarter of 2000, in accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share", options to purchase approximately 2.7 million shares of common stock have been excluded in calculating diluted net loss per share $(.16) for the first quarter of 2000. Such options were included in the diluted net loss per share calculation $(.14) in the Company's press release of April 25, 2000.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


     The Company did not experience any material changes in market risk in the first quarter of 2000.

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



                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   5/09/00                ______________________
                               C. Alex Estevez
                               Chief Financial Officer (principal
                                financial and accounting officer)

                              EXHIBIT INDEX



Exhibit Number                 Description

27                        Financial Data Schedule