Form 10-Q
period 2000-06-30
DATASTREAM SYSTEMS INC
filed 2000-08-11
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10Q

(Mark One)
__X__            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

                                  OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________to_______________


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

APPLICABLE  ONLY TO CORPORATE  ISSUERS:  Indicate the number of shares
outstanding   of  the   issuer's   common   stock  as  of  the  latest
practicable date: June 30, 2000  20,080,584 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                       Quarter ended June 30, 2000

                                  Index

                                                                    Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                           3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 1999 and June 30, 2000
                Assets                                                 4
                Liabilities and Stockholders' Equity                   5

           Consolidated Statements of Operations -
                for the Three Months ended June 30,  1999 and 2000     6

           Consolidated Statements of Operations -
                for the Six Months ended June 30,  1999 and 2000       7

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Income -
                for the Six Months ended June 30, 2000                 8

           Consolidated Statements of Cash Flows -
                for the Six Months ended June 30, 1999 and 2000        9

           Notes to the Consolidated Financial Statements              10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               14

Item 3.    Quantitative and Qualitative Disclosures About              17
           Market Risk


Part II.   Other Information                                           18


Signature                                                              19

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

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                   Assets

                                                  December 31,        June 30,
                                                       1999             2000
                                                       ----             ----
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                        $17,912,797     $13,411,460
   Accounts receivable, net of allowance
        for doubtful accounts
         of $3,388,719 and $ 3,191,893,
         respectively                                30,221,995      23,625,533
   Unbilled receivables                               2,311,247       2,672,959
   Investments                                          250,790             160
   Prepaid expenses                                   1,392,028       2,059,772
   Inventories                                          109,453          91,978
   Income tax receivable                                      -       8,933,814
   Deferred income taxes                              1,410,000       1,410,000
   Other assets                                       1,710,019       1,670,264
                                                     ----------      ----------
        Total current assets                         55,318,329      53,875,940

Investments                                           4,200,000       6,140,000
Property and equipment, net                          13,583,471      14,905,909
Goodwill, net                                        15,073,239      13,562,408
Other long term assets                                        -         481,250
                                                    -----------     -----------

        Total assets                                $88,175,039     $88,965,507
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                  Datastream Systems, Inc. and Subsidiaries

                    Liabilities and Stockholders' Equity

                                                  December 31,        June 30,
                                                       1999             2000
                                                       ----             ----
                                                                     (unaudited)
Current liabilities:
   Accounts payable                                   $3,919,404     $5,155,967
   Other accrued liabilities                           7,387,417      7,726,802
   Income taxes payable                                  120,928              -
   Current portion of long-term debt                     650,578              -
   Unearned revenue                                    8,587,980     10,795,621
                                                      ----------     ----------
        Total current liabilities                     20,666,307     23,678,390

Long-term debt, less current portion                     224,285        229,332
                                                      ----------     ----------
        Total liabilities                             20,890,592     23,907,722

Stockholders' equity:
   Preferred stock, $1 par value,
        1,000,000 shares authorized; none issued              -               -
   Common stock, $.01 par value,
        40,000,000 shares authorized;
        19,674,208 shares issued at December 31, 1999,
        20,485,584 shares issued at June 30, 2000       196,742         204,856
   Additional paid-in capital                        70,533,683      78,475,686
   Retained earnings (deficit)                          760,050      (8,567,123)
   Other accumulated comprehensive income (loss)       (153,265)     (1,002,871)
   Treasury stock, 405,000 shares at cost            (4,052,763)     (4,052,763)
                                                      ----------     ----------
        Total stockholders' equity                   67,284,447      65,057,785
                                                     -----------     -----------

        Total liabilities and stockholders' equity  $88,175,039     $88,965,507
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                     Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Operations
                               (unaudited)
                 Three months ended June 30, 1999 and 2000

                                                     June 30,         June 30,
                                                       1999             2000
                                                       ----             ----

Revenues:
   Product                                         $ 10,594,653    $  5,574,687
   Professional service                              14,181,376      11,573,680
   Support                                            5,768,104       5,862,630
                                                    -----------     -----------
      Total revenues                                 30,544,133      23,010,998

Cost of revenues:
   Cost of product revenues                             530,778         567,789
   Cost of professional service revenues              8,181,861       8,989,728
   Cost of support revenues                           1,280,993       1,764,985
   Amortization of capitalized software                 765,645               -
                                                    -----------     -----------
      Total cost of revenues                         10,759,277      11,322,502
                                                    -----------     -----------
      Gross profit                                   19,784,856      11,688,495

Operating expenses:
   Sales and marketing                                7,972,922      12,408,519
   Product development                                3,944,607       4,744,996
   General and administrative                         2,463,502       3,428,367
   Goodwill amortization                                764,115         755,416
                                                    -----------     -----------
      Total operating expenses                       15,145,146      21,337,297
                                                    -----------     -----------
      Operating income (loss)                         4,639,710      (9,648,801)

Other income (expense):
   Interest and other income                            167,934         313,725
   Interest expense                                     (29,599)        (11,752)
                                                     -----------     -----------
      Net other income                                  138,335         301,973

                                                    -----------     -----------
      Income (loss) before income taxes               4,778,045      (9,346,828)

Income tax expense (benefit)                          1,767,700      (3,087,433)
                                                    -----------     -----------
Net income (loss)                                  $  3,010,345    $ (6,259,396)
                                                    ===========     ===========

   Basic net income (loss) per share               $        .16    $       (.31)
                                                    -----------     -----------
   Diluted net income (loss) per share             $        .15    $       (.31)
                                                    -----------     -----------

   Basic weighted average number of common and
      potential common shares outstanding            19,016,280      20,074,827
   Diluted weighted average number of common and
      potential common shares outstanding            19,842,144      20,074,827

See accompanying notes to consolidated financial statements.

                     Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Operations
                               (unaudited)
                  Six months ended June 30, 1999 and 2000

                                                     June 30,         June 30,
                                                       1999             2000
                                                       ----             ----
Revenues:
   Product                                         $ 21,017,121    $ 13,127,616
   Professional service                              27,355,315      23,240,913
   Support                                           10,970,418      11,893,413
                                                    -----------     -----------
      Total revenues                                 59,342,854      48,261,942

Cost of revenues:
   Cost of product revenues                           1,065,865       1,029,930
   Cost of professional service revenues             14,871,773      17,944,520
   Cost of support revenues                           2,598,813       3,379,301
   Amortization and
    write-off of capitalized software                 1,349,036               -
                                                    -----------     -----------
      Total cost of revenues                         19,885,487      22,353,751
                                                    -----------     -----------
      Gross profit                                   39,457,367      25,908,191

Operating expenses:
   Sales and marketing                               15,628,497      23,884,805
   Product development                                6,841,627       8,972,042
   General and administrative                         5,106,808       6,435,261
   Amortization of goodwill                           1,528,230       1,510,831
                                                    -----------     -----------
      Total operating expenses                       29,105,162      40,802,940
                                                    -----------     -----------
      Operating income (loss)                        10,352,205     (14,894,748)

Other income (expense):
   Interest income                                      342,358         474,960
   Interest expense                                     (81,970)        (42,751)
                                                    -----------     -----------
      Net other income                                  260,388         432,209

                                                    -----------     -----------

      Income (loss) before income taxes              10,612,593     (14,462,540)

Income taxes                                          3,955,613      (5,135,367)
                                                    -----------     -----------

Net income (loss)                                  $  6,656,980    $ (9,327,173)
                                                    ===========     ===========


   Basic net income (loss) per share               $        .35    $       (.47)
                                                    -----------     -----------
   Diluted net income (loss) per share             $        .34    $       (.47)
                                                    -----------     -----------

   Basic weighted average number of common and
      potential common shares outstanding            19,109,761      19,838,839
   Diluted weighted average number of common and
      potential common shares outstanding            19,839,700      19,838,839

See accompanying notes to consolidated financial statements.


                Datastream Systems, Inc. and Subsidiaries

 Consolidated Statement of Stockholders' Equity and Comprehensive Income(Loss)
                               (unaudited)

                For the six months ended June 30, 2000


                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)    Income(Loss)     Stock       Equity
                                   -----      -------      ---------    -----------      -----       ------

Balance at December 31, 1999    $196,742   $70,533,683   $   760,050  $  (153,265) $(4,052,763)     $67,284,447

Comprehensive (loss)
   Net loss                            -             -    (9,327,173)           -            -       (9,327,173)
   Unrealized losses on
        securities available for sale  -             -             -     (102,622)           -         (102,622)
   Foreign currency
        translation adjustment         -             -             -     (746,984)           -         (746,984)
                                                                                                     ----------
Total comprehensive loss                                                                            (10,176,779)
                                                                                                     ----------

Exercise of stock options          7,940     5,735,309             -            -            -        5,743,249

Tax benefit of options exercised       -     1,851,000             -            -            -        1,851,000

Stock issued for Employee
   Stock Purchase Plan               174       236,880             -            -            -          237,054

Amortization of compensatory
   stock options                       -       118,814             -            -            -          118,814

                                --------   -----------   -----------    ---------  -----------      -----------
Balance at June 30, 2000        $204,856   $78,475,686   $(8,567,123) $(1,002,871) $(4,052,763)     $65,057,785
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                 Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                               (unaudited)

                 Six months ended June 30, 1999 and 2000

                                                     June 30,         June 30,
                                                       1999             2000
                                                       ----             ----
Cash flows from operating activities:
   Net income (loss)                               $  6,656,980    $ (9,327,173)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation                                    2,204,343       2,632,670
      Amortization of capitalized software
       development costs                              1,349,036               -
      Goodwill amortization                           1,528,230       1,510,831
      Other amortization                                      -          68,750
      Other accumulated comprehensive (loss)           (695,377)       (746,984)
      Accretion of investment discount, net                (320)              -
      Gain on disposal of fixed assets                  (57,760)              -
      Provision for doubtful accounts                   587,387        (192,326)
      Stock based compensation                           41,925         118,814
      Changes in operating assets and liabilities:
       Accounts receivable                             (372,847)      6,793,288
       Unbilled receivable                             (267,081)       (366,212)
       Accrued interest receivable                       21,826           4,888
       Prepaid expenses                                (276,026)       (667,744)
       Inventories                                      234,072          17,475
       Other assets                                    (444,900)         34,867
       Accounts payable                                 (98,247)      1,236,563
       Other accrued liabilities                     (1,233,819)        339,371
       Income taxes payable                           1,162,308      (7,203,742)
       Unearned revenue                                (323,839)      2,207,641
                                                     ----------      ----------
       Net cash provided by
          (used in) operating activities             10,015,891      (3,539,023)
                                                     ----------      ----------

Cash flows from investing activities:
   Purchase of investments                           (4,310,000)     (2,000,000)
   Proceeds from sale and maturities of investments   2,625,058         208,008
   Additions to property and equipment               (1,806,273)     (3,955,108)
   Purchase of customer list                                  -        (550,000)
   Capitalized software development costs              (967,007)              -
                                                      ---------       ---------
       Net cash used in investing activities         (4,458,222)     (6,297,100)
                                                      ---------       ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options              472,616       5,743,249
   Proceeds from issuances of shares under employee
       stock purchase plan                              196,451         237,054
   Cash paid to acquire treasury stock               (2,554,637)              -
   Principal payments on long-term debt                (655,906)       (645,517)
                                                      ---------       ---------
       Net cash provided by (used in)
          financing activities                       (2,541,476)      5,334,786
                                                      ---------       ---------

Net increase (decrease) in cash and cash equivalents  3,016,193      (4,501,337)
Cash and cash equivalents at beginning of period      6,739,209      17,912,797
                                                      ---------       ---------
Cash and cash equivalents at end of period         $  9,755,402    $ 13,411,460
                                                   ============    ============

See accompanying notes to consolidated financial statements.

              Datastream Systems, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") is a leading provider of Internet-based solutions for asset maintenance and industrial procurement. The Company's asset maintenance solutions allow businesses, governments and other organizations to optimize the productivity of high-value capital assets through increased maintenance productivity and improved management of assets, personnel and other resources. Datastream's industrial procurement solutions provide companies an on-line marketplace where they can efficiently manage the procurement of a wide range of industrial maintenance, repair and operations ("MRO") parts. Combined, the Company's solutions offer a complete, scaleable asset management solution that is more unique to the market. In addition to its U.S. operations, the Company has direct sales or distribution offices in Argentina, Australia, Brazil, Canada, Chile, China, Denmark, France, Germany, Indonesia, Ireland, Malaysia, Mexico, The Netherlands, Norway, Peru, Portugal, Singapore, South Africa, Sweden, the United Kingdom and Venezuela.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. The reconciliation of basic and diluted income per share is as follows:

For the three months ended June 30,2000 and 1999

                                                               Per Share
                                             Income     Shares   Amount
    Three months ended June 30, 2000:
        Basic income per share         $ (6,259,396)  20,074,827    (.31)
        Effect of dilutive securities:
           Stock options                          -            -
                                         -----------  ----------
        Diluted income per share       $ (6,259,396)  20,074,827    (.31)
                                         ===========  ==========   =====

    Three months ended June 30, 1999:
        Basic income per share         $  3,010,345   19,016,280     .16
        Effect of dilutive securities:
           Stock options                          -      825,864
                                         -----------  ----------
        Diluted income per share       $  3,010,345   19,842,144     .15
                                         ===========  ==========   =====

For the six months ended June 30, 2000 and 1999

                                                               Per Share
                                             Income     Shares   Amount
    Six months ended June 30, 2000:
        Basic income per share         $ (9,327,173)  19,838,839    (.47)
        Effect of dilutive securities:
           Stock options                          -            -
                                        -----------   ----------
        Diluted income per share       $ (9,327,173)  19,838,839    (.47)
                                        ===========   ==========   =====

    Six months ended June 30, 1999:
        Basic income per share         $  6,656,980   19,109,761     .35
        Effect of dilutive securities:
           Stock options                          -      729,939
                                        -----------   ----------
        Diluted income per share       $  6,656,980   19,839,700     .34
                                        ===========   ==========   =====


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

D. Geographical and Segment Information

The Company has identified two reportable industry segments: the asset maintenance division provides solutions that optimize productivity of assets through various preventative maintenance and asset management programs ("asset maintenance") and the industrial procurement division, which enables customers to automate their industrial procurement ("iProcure"). Asset information by industry segment is not reported, as the Company does not produce such information internally. Beginning in the third quarter of 2000, the company merged its two business segments and began operating, managing and reporting the segments as one business. The Company manages the asset maintenance segment across geographically reportable segments. The principal areas of operation include the United States, Europe, Latin America and Asia. The iProcure segment operates in the United States market only. Information about the Company's operations in different segments and geographic locations is as follows:

For the three months ended June 30, 1999 and 2000:
                                                                                      Asset
                        United                         Latin                       Maintenance     iProcure
                        States          Europe        America         Asia            Total           Total     Total
June 30, 1999:

Total revenues          $21,274,045  $ 6,506,591    $   918,115     $ 1,843,263     $30,542,014   $   2,119  $30,544,133
Operating income (loss)   2,759,634    1,692,659         92,103         572,395       5,116,791    (477,081)   4,639,710
Total assets             68,565,035   16,076,030      1,600,346       3,517,192      89,758,603          NA   89,758,603

June 30, 2000:

Total revenues           15,433,303    4,782,376      1,607,286         977,071      22,800,036     210,962   23,010,998
Operating income (loss)  (4,615,351)    (346,571)       258,450        (344,031)     (5,047,503) (4,601,298)  (9,648,801)
Total assets             68,638,584   12,980,017      3,199,596       4,147,310      88,965,507          NA   88,965,507

For the six months ended June 30, 1999 and 2000:

                                                                                      Asset
                        United                         Latin                       Maintenance     iProcure
                        States          Europe        America         Asia            Total           Total     Total
June 30, 1999:

Total revenues          $40,320,647  $13,905,181    $ 2,550,921     $ 2,563,786     $59,340,535   $   2,319  $59,342,854
Operating income (loss)   5,728,818    4,141,617        623,410         640,782      11,134,627    (782,422)  10,352,205
Total assets             68,565,035   16,076,030      1,600,346       3,517,192      89,758,603          NA   89,758,603

June 30, 2000:

Total revenues           31,938,044   10,578,784      2,958,168       2,551,634      48,026,630     235,312   48,261,942
Operating income (loss)  (6,627,469)    (377,652)       518,911        (385,980)     (6,872,190) (8,022,558) (14,894,748)
Total assets             68,638,584   12,980,017      3,199,596       4,147,310      88,965,507          NA   88,965,507

E. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No. 137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. The Company is required to adopt Statement No. 133 in the first quarter of 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133"(Statement No. 138). Statement No. 138 proposed changes intended to simplify the accounting required under Statement No. 133. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.

F. Commitments and Contingencies

On January 11, 1999, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer, alleging violations of federal securities laws and seeking unspecified damages. During the second quarter of 2000, the Company entered into a Memorandum of Understanding with counsel for the plaintiff setting forth a non-binding understanding for a possible settlement of the class action lawsuit. The understanding reached is not binding either upon the Company or the class action plaintiffs. A settlement of the class action, as outlined in the Memorandum of Understanding, would not occur unless and until several material conditions are favorably resolved, including discovery, the negotiation of a definitive settlement agreement and court approval. Thus, the Memorandum of Understanding is not, in itself, a settlement of the litigation.

The Memorandum of Understanding reflects that, if approved as a full settlement of the claims against it and the other defendants, the Company would pay $5 million, in a combination of cash and stock, into a settlement fund for the benefit of the class. In addition, the Company reached an agreement with its directors and officers liability insurer for the insurer to contribute $2.4 million in cash to the settlement fund. There can be no assurance, however, that the litigation will settle or, if it does settle that it would be on these terms. Due to the contingent nature of the Memorandum of Understanding, the Company has not recorded a liability in connection with this lawsuit.

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

Overview

Datastream is a leading provider of Internet-based solutions for asset management and industrial procurement for businesses, governments and other organizations. The Company divides its business into two main segments. Datastream's asset maintenance division provides solutions that optimize productivity of assets through various preventative maintenance and asset management programs. The Company's asset maintenance products includes solutions for virtually any size of operation, from the large, multi-site organization needing a full featured enterprise solution to the single, small shop with basic requirements. The Company's iProcure division provides industrial procurement solutions, enabling customers to automate their industrial procurement resulting in reduced costs of maintaining assets.

The asset maintenance products consist of 3 major categories based on price and functionality. MP2 Professional provides maintenance solutions for the small to medium size facility, MP2i offers enterprise-wide maintenance solutions for the large and mid-sized organizations that are required to manage capital assets and personnel in multiple locations, and MP5i is designed for larger enterprises with asset intensive and safety critical operations. iProcure is an Internet procurement application that enables customers to automate their industrial procurement. Datastream supports its products with professional and support services.

Results of Operations

Total Revenues. The Company reported lower revenues for the second quarter of 2000. Total revenues decreased 25% to $23,010,998 in the second quarter of 2000 from $30,544,133 in the second quarter of 1999, due principally to lower than expected product revenues and a related decrease in services revenue. Total revenues decreased 19% to $48,261,942 during the first six months of 2000 from $59,342,854 in the first six months of 1999.

Product revenues decreased 47% to $5,574,687 (24% of total revenues) in the second quarter of 2000 from $10,594,653 (35% of total revenues) in the second quarter of 1999, as a result of changes within the sales organization causing a disruption in license sales. Product revenues decreased 38% to $13,127,616 (27% of total revenues) in the first six months of 2000 from $21,017,121 (35% of total revenues) in the first six months of 1999. Product revenues include approximately $136,000 of revenue attributed to the iProcure division for the second quarter of 2000 and approximately $160,000 for the first six months of 2000.

Professional service revenues decreased 18% to $11,573,680 (50% of total revenues) in the second quarter of 2000 from $14,181,376 (46% of total revenues) in the second quarter of 1999. The decrease is a result of decreased software license sales in 2000. Professional service revenues decreased 15% to $23,240,913 (48% of total revenues) in the first six months of 2000 from $27,355,315 (46% of total revenues) in the first six months of 1999. Professional services revenue include approximately $75,000 of revenue attributed to the iProcure division for both the second quarter of 2000 and the first six months of 2000.

Support services revenues for the second quarter of 2000 increased 2% to $5,862,630 (26% of total revenues) from $5,768,104 (19% of total revenues) in the second quarter of 1999, primarily due to the expansion of the Company's installed base of systems during 1999. Support services revenues increased 8% to $11,893,413 (25% of total revenues) in the first six months of 1999 from $10,970,418 (19% of total revenues) in the first six months of 1999.

Cost of Revenues. Cost of revenues increased 5% to $11,322,502 (49% of total revenues) in the second quarter of 2000, as compared to $10,759,277 (35% of total revenues) in the comparable quarter of 1999. The increase in cost of revenues is attributed to increased expenses incurred in the Professional Services and Support Departments related to increased travel costs and expenses incurred to support iProcure. Cost of revenues increased 12% to $22,353,751 (46% of total revenues) during the first six months of 2000 from $19,885,487 (34% of total revenues) in the first six months of 1999.

Cost of product revenues was 2% of total revenues in the second quarter of 2000 and first six months of 2000 and 2% of total revenues during the same periods in 1999.

Cost of professional service revenues was 39% of total revenues during the second quarter of 2000, and 27% of total revenues during the same period in 1999. The increase as a percentage of total revenues was due to decreased revenues, lower utilization rates and increased costs for iProcure. Cost of professional service revenues includes approximately $549,000 of expenses attributed to the iProcure division for the second quarter of 2000 and approximately $893,000 for the first six months of 2000.

Cost of support service revenues was 8% of total revenues during the second quarter of 2000 and 4% of total revenues during the same period in 1999. The increase as a percentage of total revenues was due to decreased revenues and increased costs incurred in establishing a European support center. Cost of support service revenues was 7% of total revenues during the first six months of 2000 and 4% of total revenues during the same period in 1999. Cost of support service revenues includes approximately $51,000 of expenses attributed to the iProcure division for the second quarter of 2000 and approximately $86,000 for the first six months of 2000.

Amortization of capitalized software costs was $765,645 (2% of total revenues) in the second quarter of 1999 and $1,349,036 (2% of total revenues) for the first six months of 1999. No amortization expense was recorded in 2000 due to capitalized software costs being fully amortized as of December 31, 1999.

Sales and Marketing Expenses. Sales and marketing expenses increased 56% to $12,408,519 (54% of total revenues) during the second quarter of 2000 from $7,972,922 (26% of total revenues) during the second quarter of 1999, as a result of an increased number of sales personnel and increased sales and marketing expenditures for iProcure. Sales and marketing expenses increased 53% to $23,884,805 (49% of total revenues) in the first six months of 2000 from $15,628,497 (26% of total revenues) in the first six months of 1999. Sales and marketing expenses include approximately $3,078,000 of expenses attributed to the iProcure division for the second quarter of 2000 and approximately $5,254,000 for the first six months of 2000.

Product Development Expenses. Total product development expenditures increased 20% to $4,744,996 (21% of total revenues) during the second quarter of 2000 from $ 3,944,607 (13% of total revenues) during the same period in 1999. There was no capitalized portion of these expenses in 2000. The increase in total product development expense resulted from increasing the number of development personnel to support continued development of MP5i and iProcure. Total product development expenditures increased 31% to $8,972,042 (19% of total revenues) during the first half of 2000 from $6,841,627 (11% of total revenues) during the same period in 1999. There was no capitalized portion of these amounts in the first six months of 2000 as compared to $967,007 in the first six months of 1999. Total product development expenses include approximately $654,000 of expenses attributed to the iProcure division for the second quarter of 2000 and approximately $1,280,000 for the first six months of 2000.

General and Administrative Expenses. General and administrative expenses increased 39% to $3,428,367 (15% of total revenues) during the second quarter of 2000 from $2,463,502 (8% of total revenues) in the second quarter of 1999, primarily due to costs associated with the iProcure division. General and administrative expenses increased 26% to $6,435,261 (13% of total revenues) during the first half of 2000 from $5,106,808 (9% of total revenues) during the first half of 1999. Total general and administrative expenses include approximately $480,000 of expenses attributed to the iProcure division for the second quarter of 2000 and approximately $746,000 for the first six months of 2000.

Amortization of Goodwill. Amortization of goodwill expense decreased 1% to $755,416 (3% of total revenues) during the second quarter of 2000 from $764,115 (2% of total revenues) in the second quarter of 1999, due to adjustments made to goodwill balances in 1999. Amortization of goodwill expense decreased 1% to $1,510,831 (3% of total revenues) during the first half of 2000 from $1,528,230 (3% of total revenues) in the first half of 1999.

Interest and other income. Interest and other income increased to $313,725 in the second quarter of 2000 from $167,934 in the second quarter of 1999. The increase was due to increased investment income resulting from increased cash and investment balances. Interest and other income increased to $474,960 in the first six months of 2000 from $342,358 in the first six months of 1999.

Interest Expense. Interest expense decreased to $11,752 in the second quarter of 2000 from $29,599 in the second quarter of 1999 due to lower third party debt balances. Interest expense decreased to $42,751 in the first six months of 2000 from $81,970 in the first six months of 1999.

Tax Rate. The Company's effective tax rate was 33% for the second quarter of 2000 as compared to 37% for the second quarter of 1999. The Company's effective tax rate was 35.5% for the first six months of 2000 as compared to 37% for the first six months of 1999.

Net Income. Net income decreased 308% to ($6,259,396) ((27%) of total revenues) in the second quarter of 2000 from $3,010,345 (10% of total revenues) in the second quarter of 2000. The decrease is attributed to lower than expect sales and an increase in iProcure division expenses. Net income decreased 240% to ($9,327,173) ((19%) of total revenues) in the first six months of 2000 from $6,656,980 (11% of total revenues) in the first six months of 1999.

Liquidity and Capital Resources

The Company has funded its operating activities entirely from cash generated from operations. The Company ended its second quarter of 2000 with $13,411,460 in cash and cash equivalents defined as securities maturing in less than 90 days. The Company intends to re-invest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. ("Dovebid"), one of the world's leading auctioneers and operators of a business to business Internet auction site. The investment is accounted for on a cost basis.

The Company's principal commitments as of June 30, 2000, consisted primarily of long term debt and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


The Company did not experience any material changes in market risk in the second quarter of 2000.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

On January 11, 1999, a class action lawsuit was filed against the Company, its Chief Executive Officer and its former Chief Financial Officer, alleging violations of federal securities laws and seeking unspecified damages. During the second quarter of 2000, the Company entered into a Memorandum of Understanding with counsel for the plaintiff setting forth a non-binding understanding for a possible settlement of the class action lawsuit. The understanding reached is not binding either upon the Company or the class action plaintiffs. A settlement of the class action, as outlined in the Memorandum of Understanding, would not occur unless and until several material conditions are favorably resolved, including discovery, the negotiation of a definitive settlement agreement and court approval. Thus, the Memorandum of Understanding is not, in itself, a settlement of the litigation.

The Memorandum of Understanding reflects that, if approved as a full settlement of the claims against it and the other defendants, the Company would pay $5 million, in a combination of cash and stock, into a settlement fund for the benefit of the class. In addition, the Company reached an agreement with its directors and officers liability insurer for the insurer to contribute $2.4 million in cash to the settlement fund. There can be no assurance, however, that the litigation will settle or, if it does settle that it would be on these terms. Due to the contingent nature of the Memorandum of Understanding, the Company has not recorded a liability in connection with this lawsuit.

Datastream is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Stockholders

The 2000 Annual Meeting of Stockholders was held on June 9, 2000, at which time certain matters were submitted to the stockholders of Datastream for a vote. Present in person or by proxy at the meeting were holders of 18,737,804 shares of the issued and outstanding shares of Datastream's common stock, which represents 92% of the 20,374,007 shares of common stock issued and outstanding as of April 21, 2000, the record date for the Annual Meeting. Below is a brief description of each matter, as well as the number (and percentage) of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

      1. The stockholders elected the following class of director to serve a three-year term expiring 2003 by the following vote:

           Name                         For                  Withhold Authority
           Kenneth D. Tracy         18,031,742 (96.2%)          706,062 (3.8%)

           Each of the following directors continued their term of office as a director after the Annual Meeting: Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, and John M. Sterling, Jr.

      2. The stockholders approved a proposal to increase the number of shares of common stock reserved for issuance under the Datastream Systems, Inc. 1998 Stock Option Plan by 1,500,000 shares by the following vote:

           For                  Against                   Abstain
           8,857,932 (47.3%)    5,939,457 (31.7%)         31,830 (0.2%)

      3. The stockholders approved a proposal to increase the number of shares of common stock reserved for issuance under the Amended and Restated Datastream Systems, Inc. Employee Stock Purchase Plan by 200,000 shares by the following vote:

           For                  Against                   Abstain
           14,509,959 (77.4%)   285,777 (1.5%)           33,483(0.2%)

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

            27   Financial Data Schedule

           (b)   Reports on Form 8-K

            None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   8/10/00                ______________________
                               C. Alex Estevez
                               Chief Financial Officer (principal
                                financial and accounting officer)

                              EXHIBIT INDEX



Exhibit Number                 Description

27                        Financial Data Schedule