Form 10-Q
period 2000-09-30
DATASTREAM SYSTEMS INC
filed 2000-11-13
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: September 30, 2000 20,134,576 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                     Quarter ended September 30, 2000

                                  Index

                                                                        Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                            3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 1999 and September 30, 2000
                Assets                                                  4
                Liabilities and Stockholders' Equity                    5

           Consolidated Statements of Operations -
                for the Three Months ended
                September 30,  1999 and 2000                            6

           Consolidated Statements of Operations -
                for the Nine Months ended
                September 30,  1999 and 2000                            7

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Income (Loss) -
                for the Nine Months ended September 30, 2000            8

           Consolidated Statements of Cash Flows -
                for the Nine Months ended September 30, 1999 and 2000   9

           Notes to the Consolidated Financial Statements               10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                14

Item 3.    Quantitative and Qualitative Disclosures About               16
           Market Risk


Part II.   Other Information                                            17


Signature                                                               18

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

    Forward  looking  statements  can  be  identified  by  the  use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the ability of the Company to sell larger and more complex software solutions; the ability of the Company to successfully transition to the development of further Internet-based products; the continued acceptance of the Internet for business transactions; the Company's ability to successfully implement an application service provider business model; increasing competition in the markets in which the Company competes; the ability of the Company to enhance its current products and develop new products that address technological and market developments; the stability of certain of the Company's strategic relationships, including those with suppliers of maintenance, repair and operations parts; increasing competition in markets for the Company's products; the ability of the Company to protect its proprietary technology; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and the ability of the Company to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles in certain regions where the Company markets its products; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 1999, as well as other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

    The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                                (unaudited)
                                   Assets

                                                  December 31,     September 30,
                                                       1999             2000
                                                       ----             ----
Current assets:
   Cash and cash equivalents                        $17,912,797     $13,361,935
   Accounts receivable, net of allowance
        for doubtful accounts of
        $3,388,719 and $ 3,193,521, respectively     30,221,995      22,764,262
   Unbilled receivables                               2,311,247       2,456,282
   Investments                                          250,790             160
   Prepaid expenses                                   1,392,028       1,884,195
   Inventories                                          109,453          53,665
   Income tax receivable                                      -      11,596,330
   Deferred income taxes                              1,410,000       1,410,000
   Other assets                                       1,710,019       1,160,577
                                                    -----------     -----------
        Total current assets                         55,318,329      54,687,406

Investments                                           4,200,000       2,000,000
Property and equipment, net                          13,583,471      14,802,927
Goodwill, net                                        15,073,239      12,806,993
Other long term assets                                        -         412,500
                                                    -----------     -----------

        Total assets                                $88,175,039     $84,709,826
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                  Datastream Systems, Inc. and Subsidiaries

                                 (unaudited)
                    Liabilities and Stockholders' Equity

                                                  December 31,     September 30,
                                                       1999             2000
                                                       ----             ----

Current liabilities:
   Accounts payable                                 $ 3,919,404     $ 3,248,904
   Other accrued liabilities                          7,387,417      11,660,234
   Income taxes payable                                 120,928               -
   Current portion of long-term debt                    650,578               -
   Unearned revenue                                   8,587,980       9,739,756
                                                    -----------     -----------
        Total current liabilities                    20,666,307      24,648,894
Long-term debt, less current portion                    224,285         222,430
                                                    -----------     -----------
        Total liabilities                            20,890,592      24,871,324

Stockholders' equity:
   Preferred stock, $1 par value,
        1,000,000 shares authorized; none issued              -               -
   Common stock, $.01 par value,
        40,000,000 shares authorized;
        19,674,208 shares issued
                at December 31, 1999,
        20,539,576 shares issued
                at September 30, 2000                   196,742         205,396
   Additional paid-in capital                        70,533,683      79,048,270
   Retained earnings (deficit)                          760,050     (14,335,229)
   Other accumulated comprehensive (loss)              (153,265)     (1,027,172)
   Treasury stock, 405,000 shares at cost            (4,052,763)     (4,052,763)
                                                    -----------     -----------
        Total stockholders' equity                   67,284,447      59,838,502
                                                    -----------     -----------

        Total liabilities and stockholders' equity  $88,175,039     $84,709,826
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Operations
                               (unaudited)
              Three months ended September 30, 1999 and 2000


                                                   September 30,   September 30,
                                                       1999             2000
                                                       ----             ----
Revenues:
   Product                                         $  8,420,398    $  7,745,758
   Professional service                              14,958,040      11,054,268
   Support                                            5,856,972       5,616,873
                                                    -----------     -----------
      Total revenues                                 29,235,410      24,416,899

Cost of revenues:
   Cost of product revenues                             495,067         548,898
   Cost of professional service revenues              9,587,786       7,805,348
   Cost of support revenues                           1,393,936       1,672,529
   Amortization of capitalized software               1,439,943               -
                                                    -----------     -----------
      Total cost of revenues                         12,916,732      10,026,775

      Gross profit                                   16,318,678      14,390,124

Operating expenses:
   Sales and marketing                                8,676,118      10,374,715
   Product development                                3,912,895       3,733,767
   General and administrative                         3,060,840       3,384,588
   Amortization of goodwill                             764,115         755,416
                                                    -----------     -----------
      Total operating expenses                       16,413,968      18,248,486

      Operating income (loss)                           (95,290)     (3,858,362)

Other income (expense):
   Interest and other income                            142,020         159,274
   Interest expense                                     (39,997)        (15,801)
   Other expense                                              -      (4,703,423)
                                                    -----------     -----------
      Net other income (expense)                        102,023      (4,559,950)

                                                    -----------     -----------
      Income (loss) before income taxes                   6,733      (8,418,312)

Income tax expense (benefit)                              2,490      (2,650,206)
                                                    -----------     -----------
Net income (loss)                                  $      4,243    $ (5,768,106)
                                                    ===========     ===========

   Basic net income (loss) per share               $        .00    $       (.29)
                                                    -----------     -----------
   Diluted net income (loss) per share             $        .00    $       (.29)
                                                    -----------     -----------
   Basic weighted average number of common and
      potential common shares outstanding            19,007,096      20,113,107
   Diluted weighted average number of common and
      potential common shares outstanding            20,229,085      20,113,107

See accompanying notes to consolidated financial statements.

                     Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Operations
                               (unaudited)
               Nine months ended September 30, 1999 and 2000

                                                   September 30,   September 30,
                                                       1999             2000
                                                       ----             ----
Revenues:
   Product                                         $ 29,437,519    $ 20,873,375
   Professional service                              42,313,355      34,295,181
   Support                                           16,827,390      17,510,286
                                                    -----------     -----------
      Total revenues                                 88,578,264      72,678,842

Cost of revenues:
   Cost of product revenues                           1,560,932       1,578,828
   Cost of professional service revenues             24,459,559      25,749,868
   Cost of support revenues                           3,992,749       5,051,829
   Amortization of capitalized software               2,788,979               -
                                                    -----------     -----------
      Total cost of revenues                         32,802,219      32,380,525

      Gross profit                                   55,776,045      40,298,317

Operating expenses:
   Sales and marketing                               24,304,616      34,259,520
   Product development                               10,754,522      12,705,809
   General and administrative                         8,167,647       9,819,850
   Amortization of goodwill                           2,292,345       2,266,246
                                                    -----------     -----------
      Total operating expenses                       45,519,130      59,051,425

      Operating income (loss)                        10,256,915     (18,753,108)

Other income (expense):
   Interest and other income                            484,376         634,234
   Interest expense                                    (121,965)        (58,553)
   Other expense                                              -      (4,703,423)
                                                    -----------     -----------
      Net other income (expense)                        362,411      (4,127,742)

                                                    -----------     -----------
      Income (loss) before income taxes              10,619,326     (22,880,850)

Income tax expense (benefit)                          3,958,103      (7,785,571)
                                                    -----------     -----------
Net income (loss)                                  $  6,661,223    $(15,095,279)
                                                    ===========     ===========

   Basic net income (loss) per share               $        .35    $       (.76)
                                                    -----------     -----------
   Diluted net income (loss) per share             $        .33    $       (.76)
                                                    -----------     -----------
   Basic weighted average number of common and
      potential common shares outstanding            19,075,539      19,930,262
   Diluted weighted average number of common and
      potential common shares outstanding            19,969,495      19,930,262

See accompanying notes to consolidated financial statements.

                Datastream Systems, Inc. and Subsidiaries

 Consolidated Statement of Stockholders' Equity and Comprehensive Income(Loss)
                               (unaudited)

               For the nine months ended September 30, 2000


                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)       (Loss)        Stock       Equity
                                   -----      -------      ---------    -----------      -----       ------
Balance at December 31, 1999    $196,742   $70,533,683  $    760,050  $  (153,265) $(4,052,763)     $67,284,447

Comprehensive (loss)
   Net loss                            -             -   (15,095,279)           -            -      (15,095,279)
   Unrealized losses on
        securities available for sale  -             -             -     (102,622)           -         (102,622)
   Foreign currency
        translation adjustment         -             -             -     (771,285)           -         (771,285)
                                                                                                     ----------
Total comprehensive loss                                                                            (15,969,186)
                                                                                                     ----------

Exercise of stock options          8,259     6,013,012             -            -            -        6,021,271

Tax benefit of options exercised       -     1,851,000             -            -            -        1,851,000

Stock issued for Employee
   Stock Purchase Plan               395       472,349             -            -            -          472,744

Amortization of compensatory
   stock options                       -       178,226             -            -            -          178,226


                                --------   -----------   -----------    ---------  -----------      -----------
Balance at September 30, 2000   $205,396   $79,048,270  $(14,335,229) $(1,027,172) $(4,052,763)     $59,838,502
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                 Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                               (unaudited)

              Nine months ended September 30, 1999 and 2000

                                                  September 30,   September 30,
                                                       1999             2000
                                                       ----             ----
 Cash flows from operating activities:
   Net income (loss)                               $  6,661,223    $(15,095,279)
   Adjustments to reconcile
        net income (loss) to net cash
        provided by (used in)operating activities:
      Depreciation                                    3,383,373       3,945,926
      Amortization of capitalized
        software development costs                    2,788,979               -
      Goodwill amortization                           2,292,345       2,266,246
      Other amortization                                      -         137,500
      Amortization of compensatory stock options         83,850         178,226
      Other accumulated comprehensive (loss)           (269,004)       (771,285)
      Accretion of investment discount, net                (320)              -
      Gain on disposal of fixed assets                  (26,985)              -
      Provision for doubtful accounts                 1,039,500        (206,698)
      Deferred income taxes                            (416,800)              -
      Changes in operating assets and liabilities:
       Accounts receivable                             (910,777)      7,652,932
       Unbilled receivable                               87,703        (133,535)
       Accrued interest receivable                       23,889          19,362
       Prepaid expenses                                (146,614)       (492,167)
       Inventories                                      185,052          55,788
       Other assets                                      51,430         530,079
       Accounts payable                               1,572,818        (670,500)
       Other accrued liabilities                     (2,336,834)      4,272,817
       Income taxes payable/receivable               (1,539,013)     (9,866,258)
       Unearned revenue                                (116,436)      1,151,776
                                                     ----------      ----------
       Net cash provided by (used in)
        operating activities                         12,407,379      (7,025,070)
                                                     ----------      ----------
Cash flows from investing activities:
   Purchase of investments                           (4,310,000)     (2,000,000)
   Proceeds from sale and maturities of investments   2,655,058       4,348,008
   Additions to property and equipment               (3,693,366)     (5,165,382)
   Purchase of customer list                                  -        (550,000)
   Capitalized software development costs              (967,007)              -
                                                     ----------      ----------
       Net cash used in investing activities         (6,315,315)     (3,367,374)
                                                     ----------      ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options            2,213,280       6,021,271
   Proceeds from issuances of shares under employee
       stock purchase plan                              349,398         472,744
   Cash paid to acquire treasury stock               (4,052,763)              -
   Principal payments on long-term debt                (667,459)       (652,433)
                                                     ----------      ----------
       Net cash provided by (used in)
                financing activities                 (2,157,544)      5,841,582
                                                     ----------      ----------

Net increase (decrease) in cash and cash equivalents  3,934,520      (4,550,862)
Cash and cash equivalents at beginning of period      6,739,209      17,912,797
                                                     ----------      ----------
Cash and cash equivalents at end of period         $ 10,673,729    $  13,361,935
                                                   ============    =============

See accompanying notes to consolidated financial statements.

              Datastream Systems, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") is a leading provider of Internet-based solutions for asset maintenance and industrial procurement. The Company's asset maintenance solutions allow businesses, governments and other organizations to optimize the productivity of high-value capital assets through increased maintenance productivity and improved management of assets, personnel and other resources. Datastream's industrial procurement solutions provide companies an on-line marketplace where they can efficiently manage the procurement of a wide range of industrial maintenance, repair and operations ("MRO") parts. Combined, the Company's solutions offer a complete, scaleable asset management solution that is more unique to the market. In addition to its U.S. operations, the Company has direct sales or distribution offices in Argentina, Australia, Brazil, Canada, Chile, China, Denmark, France, Germany, Indonesia, Ireland, Japan, Malaysia, Mexico, The Netherlands, Norway, Peru, Portugal, Singapore, South Africa, Sweden, the United Kingdom and Venezuela.

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

For the three months ended September 30, 2000 and 1999

                                                              Per Share
                                          Income(Loss)  Shares   Amount
  Three months ended September 30, 2000:
      Basic income (loss) per share    $ (5,768,106)  20,113,107    (.29)
      Effect of dilutive securities:
         Stock options                            -            -
                                         -----------   ----------
      Diluted income(loss) per share   $ (5,768,106)  20,113,107    (.29)
                                       ============   ==========    ====

    Three months ended September 30, 1999:
      Basic income per share           $      4,243   19,007,096     .00
      Effect of dilutive securities:
         Stock options                            -    1,221,989
                                         -----------  ----------
      Diluted income per share         $      4,243   20,229,085     .00
                                       ============   ==========     ===

For the nine months ended September 30, 2000 and 1999

                                                               Per Share
                                          Income(Loss)  Shares   Amount
 Nine months ended September 30, 2000:
      Basic income (loss) per share    $(15,095,279)  19,930,262    (.76)
      Effect of dilutive securities:
         Stock options                            -            -
                                         -----------  ----------
      Diluted income(loss) per share   $(15,095,279)  19,930,262    (.76)
                                       ============   ==========     ===

 Nine months ended September 30, 1999:
      Basic income per share           $  6,661,223   19,075,539     .35
      Effect of dilutive securities
         Stock options                            -      893,956
                                         -----------  ----------
      Diluted income per share         $  6,661,223   19,969,495     .33
                                       ============   ==========     ===

C. Restructuring Charges

In 1998, the Company determined that it was necessary to aggressively migrate its current and future products to a new web-based technology platform and developed a plan to restructure certain of its operations in response to increased competition and rapidly changing technology. The restructuring plan required the discontinuance of certain internally developed and acquired products and the reorganization of the Company's product development and distribution structures domestically and internationally to improve efficiencies and customer service and eliminate redundancy. As a result, the Company recorded a restructuring charge at December 31, 1998 of $3,977,000 and established certain reserves for the costs. The restructuring was completed and the reserves fully utilized as of December 31, 1999; therefore there are no restructuring costs in 2000.

As of September 30, 1999, approximately $1,595,000 of the restructuring accruals were utilized as follows: $359,000 for severance and related costs, $478,000 for costs of closing redundant facilities and $758,000 for provisions for increased credit risks.

D.  Other Expense

During the third quarter of 2000, the Company reached a settlement agreement in its class action shareholder lawsuit (see footnote (G) of Notes to Consolidated Financial Statements) resulting in a charge for the settlement and the associated legal fees, net of insurance benefit. Additionally, during the third quarter of 2000, the Company reached agreement, subject to the execution of a final settlement agreement, to settle an escrow dispute related to its 1996 acquisition of SQL Systems. The settlement calls for the issuance of 70,000 shares of Datastream Systems, Inc. common stock. Finally, the Company recorded other non-operating expenses primarily related to realized foreign exchange losses and non-operating professional fees.

E. Geographical and Segment Information

The Company operates principally in one business segment, which includes the development, marketing and selling and supporting of Internet-based solutions for asset maintenance and industrial procurement. Prior to the third quarter of 2000, the Company had identified two reportable industry segments: the asset maintenance division ("asset maintenance") and the industrial procurement division ("iProcure"). As reported in the Company's Form 10-Q for the period ending June 30, 2000, beginning in the third quarter of 2000, the company merged its two business segments and began operating, managing and reporting the segments as one business, asset maintenance. The Company manages the asset maintenance segment across geographically reportable segments. The principal areas of operation include the United States, Europe, Latin America and Asia. Information about the Company's operations in different geographic locations is as follows:

For the three months ended September 30, 1999 and 2000:
                        United                         Latin
                        States          Europe        America         Asia            Total
September 30, 1999:

Total revenues          $20,658,978  $ 5,791,067    $ 1,506,565     $ 1,278,800     $29,235,410
Operating income (loss)  (1,074,470)     612,578        371,211          (4,609)        (95,290)
Total assets             66,989,955   15,845,788      1,973,789       3,151,295      87,960,827

September 30, 2000:

Total revenues           16,880,905    4,546,985      1,931,018       1,057,991      24,416,899
Operating income (loss)  (3,668,803)    (105,536)       226,299        (310,322)     (3,858,362)
Total assets             66,469,382   11,151,870      3,177,183       3,911,391      84,709,826

For the nine months ended September 30, 1999 and 2000:
                        United                         Latin
                        States          Europe        America         Asia            Total
September 30, 1999:

Total revenues          $60,981,944  $19,696,248    $ 4,057,486     $ 3,842,586     $88,578,264
Operating income (loss)   3,871,926    4,754,195        994,621         636,173      10,256,915
Total assets             66,989,955   15,845,788      1,973,789       3,151,295      87,960,827

September 30, 2000:

Total revenues           49,054,262   15,125,769     4,889,186        3,609,625      72,678,842
Operating income (loss) (18,318,828)   (483,188)       745,210         (696,302)    (18,753,108)
Total assets             66,469,382  11,151,870      3,177,183        3,911,391      84,709,826

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

G. Commitments and Contingencies

On January 11, 1999, a class action lawsuit was filed in the United States District Court for the District of South Carolina, Greenville Division, against the Company, its Chief Executive Officer and its former Chief Financial Officer, alleging violations of federal securities laws and seeking unspecified damages. During the third quarter of 2000, the parties reached an agreement, which is subject to final approval by the court, that would operate as a complete settlement of the claims made against the Company and the individual defendants. The principal financial terms of the agreement call for a payment to the plaintiffs, for the benefit of the class, of a total of $5 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company's common stock. The Company's insurance carrier will fund $2.4 million of the settlement. The parties have taken steps to secure final court approval of the settlement and the court has scheduled a hearing on the proposed settlement of the action. The court has also approved the form of notice to be mailed to the affected class members by the attorneys for the plaintiffs. This legal proceeding was reported in the Company's Form 10-K for the year ended December 31, 1999 and Forms 10-Q for the period ending March 31, 2000 and the period ending June 30, 2000.

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


Overview

     Datastream is a leading provider of Internet-based solutions for asset management and industrial procurement for businesses, governments and other organizations. Datastream's asset maintenance solutions optimize productivity of assets through various preventative maintenance and asset management programs. The Company's industrial procurement solutions enable customers to automate their industrial procurement resulting in reduced costs of maintaining assets. The Company's products include solutions for virtually any size of operation, from the large, multi-site organization needing a full featured enterprise solution to the single, small shop with basic requirements.

     The Company's products consist of 3 major categories based on price and functionality. MP2 Professional provides maintenance solutions for the small to medium size facility, MP2i offers enterprise-wide maintenance solutions for the large and mid-sized organizations that are required to manage capital assets and personnel in multiple locations, and MP5i is designed for larger enterprises with asset intensive and safety critical operations. iProcure is an Internet procurement application that enables customers to automate their industrial procurement. Datastream supports its products with professional and support services.

Results of Operations

     Total Revenues. The Company reported lower revenues for the third quarter of 2000. Total revenues decreased 16% to $24,416,899 in the third quarter of 2000 from $29,235,410 in the third quarter of 1999, due to lower than expected product revenues and a related decrease in services revenue. Total revenues decreased 18% to $72,678,842 during the first nine months of 2000 from $88,578,264 in the first nine months of 1999.

     Product revenues decreased 8% to $7,745,758 (32% of total revenues) in the third quarter of 2000 from $8,420,398 (29% of total revenues) in the third quarter of 1999, as a result of changes within the sales organization causing a disruption in license sales. Product revenues decreased 29% to $20,873,375 (29% of total revenues) in the first nine months of 2000 from $29,437,519 (33% of total revenues) in the first nine months of 1999.

     Professional service revenues decreased 26% to $11,054,268 (45% of total revenues) in the third quarter of 2000 from $14,958,040 (51% of total revenues) in the third quarter of 1999. The decrease is a result of decreased software license sales in 2000. Professional service revenues decreased 19% to $34,295,181 (47% of total revenues) in the first nine months of 2000 from $42,313,355 (48% of total revenues) in the first nine months of 1999.

     Support services revenues for the third quarter of 2000 decreased 4% to $5,616,873 (23% of total revenues) from $5,856,972 (20% of total revenues) in the third quarter of 1999, primarily due to decreased software license sales in 2000. Support services revenues increased 4% to $17,510,286 (24% of total revenues) in the first nine months of 1999 from $16,827,390 (19% of total revenues) in the first nine months of 1999.

     Cost of Revenues. Cost of revenues decreased 22% to $10,026,775 (41% of total revenues) in the third quarter of 2000, as compared to $12,916,732 (44% of total revenues) in the comparable quarter of 1999. The decrease in cost of revenues is due to no amortization expense for capitalized software costs in 2000 and cost savings realized by the Professional Services Department due to merging the Company's business segments. Cost of revenues decreased 1% to $32,380,525 (45% of total revenues) during the first nine months of 2000 from $32,802,219 (37% of total revenues) in the first nine months of 1999.

     Cost of product revenues was 2% of total revenues in the third quarter of 2000 and first nine months of 2000 and 2% of total revenues during the same periods in 1999.

     Cost of professional service revenues was 32% of total revenues during the third quarter of 2000, and 33% of total revenues during the same period in 1999. Cost of professional services revenues was 35% for the first nine months of 2000 and 28% in the first nine months of 1999. The increase as a percentage of total revenues for the first nine months was due to decreased revenues, lower utilization rates and increased costs for iProcure.

     Cost of support service revenues was 7% of total revenues during the third quarter of 2000 and 5% of total revenues during the same period in 1999. The increase as a percentage of total revenues was due to decreased revenues and increased costs incurred in establishing a European support center. Cost of support service revenues was 7% of total revenues during the first nine months of 2000 and 5% of total revenues during the same period in 1999.

     Amortization of capitalized software costs was $1,439,943 (5% of total revenues) in the third quarter of 1999 and $2,788,979 (3% of total revenues) for the first nine months of 1999. No amortization expense was recorded in 2000 due to capitalized software costs being fully amortized as of December 31, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses increased 20% to $10,374,715 (42% of total revenues) during the third quarter of 2000 from $8,676,118 (30% of total revenues) during the third quarter of 1999, as a result of an increased number of sales personnel and increased sales and marketing expenditures for new products, including iProcure. Sales and marketing expenses increased 41% to $34,259,520 (47% of total revenues) in the first nine months of 2000 from $24,304,616 (27% of total revenues) in the first nine months of 1999.

     Product Development Expenses. Total product development expenditures decreased 5% to $3,733,767 (15% of total revenues) during the third quarter of 2000 from $ 3,912,895 (13% of total revenues) during the same period in 1999. There was no capitalized portion of these expenses in 2000. The decrease in total product development expense resulted from cost savings realized during the third quarter of 2000 upon consolidation of the Company's business segments. Total product development expenditures increased 18% to $12,705,809 (17% of total revenues) during the first nine months of 2000 from $10,754,522 (12% of total revenues) during the same period in 1999. There was no capitalized portion of these amounts in the first nine months of 2000 as compared to $967,007 in the first nine months of 1999.

     General and Administrative Expenses. General and administrative expenses increased 11% to $3,384,588 (14% of total revenues) during the third quarter of 2000 from $3,060,840 (11% of total revenues) in the third quarter of 1999, due to costs associated with managing the iProcure product and costs related to an increased international infrastructure costs. General and administrative expenses increased 20% to $9,819,850 (14% of total revenues) during the first nine months of 2000 from $8,167,647 (9% of total revenues) during the first nine months of 1999.

     Amortization of Goodwill. Amortization of goodwill expense decreased 1% to $755,416 (3% of total revenues) during the third quarter of 2000 from $764,115 (3% of total revenues) in the third quarter of 1999, due to adjustments made to goodwill balances in 1999. Amortization of goodwill expense decreased 1% to $2,266,246 (3% of total revenues) during the first nine months of 2000 from $2,292,345 (3% of total revenues) in the first nine months of 1999.

     Interest and other income. Interest and other income increased to $159,274 in the third quarter of 2000 from $142,020 in the third quarter of 1999. Interest and other income increased to $634,234 in the first nine months of 2000 from $484,376 in the first nine months of 1999. The increase was due to increased investment income resulting from increased cash and investment balances.

     Interest Expense. Interest expense decreased to $15,801 in the third quarter of 2000 from $39,997 in the third quarter of 1999 due to lower third party debt balances. Interest expense decreased to $58,553 in the first nine months of 2000 from $121,965 in the first nine months of 1999.

     Other Expense. Other expense recorded in the third quarter consists of primarily of costs incurred to settle the Company's class action lawsuit and to settle the escrow claims dispute with the former shareholders of SQL Systems. See footnote (D) of the Notes to the Consolidated Financial Statements.

     Tax Rate. The Company's effective tax rate was 31% for the third quarter of 2000 as compared to 37% for the third quarter of 1999. The Company's effective tax rate was 34% for the first nine months of 2000 as compared to 37% for the first nine months of 1999. The decrease in the effective tax rate is due to the impact of the company's permanent book/tax differences when considering the operating losses in 2000.

     Net Income (loss). Net income (loss) decreased to $(5,768,106) ((24%) of total revenues) in the third quarter of 2000 from $4,243 (0% of total revenues) in the third quarter of 2000. The decrease is attributed to lower than expect sales and legal and professional fees incurred in settlement agreements. Net income decreased to $(15,095,279) ((21%) of total revenues) in the first nine months of 2000 from $6,661,223 (8% of total revenues) in the first nine months of 1999.

Liquidity and Capital Resources

     The Company has funded its operating activities primarily from cash generated from operations in 1999. The Company ended its third quarter of 2000 with $13,361,935 in cash and cash equivalents defined as securities maturing in less than 90 days.

     In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. ("Dovebid"), one of the world's leading auctioneers and operators of a business to business Internet auction site. The investment is accounted for on a cost basis.

     The Company's principal commitments as of September 30, 2000, consisted primarily of long term debt and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


      The Company did not experience any material changes in market risk in the third quarter of 2000.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

     On January 11, 1999, a class action lawsuit was filed in the United States District Court for the District of South Carolina, Greenville Division, against the Company, its Chief Executive Officer and its former Chief Financial Officer, alleging violations of federal securities laws and seeking unspecified damages. During the third quarter of 2000, the parties reached an agreement, which is subject to final approval by the court, that would operate as a complete settlement of the claims made against the Company and the individual defendants. The principal financial terms of the agreement call for a payment to the plaintiffs, for the benefit of the class, of a total of $5 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company's common stock. The Company's insurance carrier will fund $2.4 million of the settlement. The parties have taken steps to secure final court approval of the settlement and the court has scheduled a hearing on the proposed settlement of the action. The court has also approved the form of notice to be mailed to the affected class members by the attorneys for the plaintiffs. This legal proceeding was reported in the Company's Form 10-K for the year ended December 31, 1999 and Forms 10-Q for the period ending March 31, 2000 and the period ending June 30, 2000.

     Datastream is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Stockholders

           None

Item 5.    Other Information

           None

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



                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   11/13/00                    ______________________
                               C. Alex Estevez
                               Chief Financial Officer (principal
                                financial and accounting officer)

                              EXHIBIT INDEX



Exhibit Number                 Description

27                        Financial Data Schedule