Form 10-K405
period 2000-12-31
DATASTREAM SYSTEMS INC
filed 2001-03-30
CIK 938481

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

     For the fiscal year ended December 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________ to __________

                       Commission File Number:  0-25590

                           Datastream Systems, Inc.
            (Exact name of registrant as specified in its charter)

                    Delaware                          57-0813674
           --------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


               50 Datastream Plaza, Greenville, South Carolina   29605
              --------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code: (864) 422-5001
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001, assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant:
$136,155,979.

   Number of shares of Common Stock outstanding as of March 16, 2001:
20,538,065.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                           DATASTREAM SYSTEMS, INC.

                          ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

    Item                                                                                                            Page
   Number                                                                                                         Number
   ------                                                                                                         ------
                 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                                                     PART I

        1.       Business......................................................................................        1
        2.       Properties....................................................................................        6
        3.       Legal Proceedings.............................................................................        6
        4.       Submission of Matters to a Vote of Security Holders...........................................        7

                                                     PART II

        5.       Market for Registrant's Common Stock and Related Stockholder Matters..........................        8
        6.       Selected Financial Data.......................................................................        8
        7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........        9

     7(A).       Quantitative and Qualitative Disclosures about Market Risk....................................       23
        8.       Financial Statements and Supplementary Data...................................................       23
        9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       23


                                                     PART III

       10.       Directors and Executive Officers of the Registrant............................................       24
       11.       Executive Compensation........................................................................       29
       12.       Security Ownership of Certain Beneficial Owners and Management................................       33
       13.       Certain Relationships and Related Transactions................................................       35

                                                     PART IV

       14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................       36


                                                     SIGNATURES

                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, we make oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the "SEC") in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC.

     Forward looking statements can be identified by our use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under "Risk Factors" set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. Such factors include, but are not limited to: our ability to successfully transition to the development of further Internet-based products; the continued acceptance of the Internet for business transactions; our ability to successfully implement an application service provider business model; increasing competition in the markets in which we compete; our ability to enhance our current products and develop new products that address technological and market developments; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providors; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

     We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

Item 1.  Business.

Basis of Presentation

     As used herein, except as otherwise indicated by the context, the terms "Datastream" and "Company" are used to refer to Datastream Systems, Inc. and its subsidiaries.

Company Overview

     Datastream is a leading provider of asset lifecycle management solutions. These solutions enable businesses, government agencies and other organizations to maximize the profitability of assets in the four distinct phases of their lifecycle: buy, track, manage, and sell. As a result, assets perform for longer periods of time, reducing requirements to procure new capital assets and increasing the total profitability of existing assets. One important component of this lifecycle is the procurement of spare parts used to maintain assets. Datastream's iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. Combined, these offerings create a complete, scaleable asset lifecycle management solution representing a unique value proposition to the market.

     For over fifteen years, Datastream has succeeded in providing asset management solutions to the marketplace. As a result, Datastream has a broad customer base, including AT&T Wireless, Chevron, ConAgra Frozen Foods, Dell Corporation, Del Monte, Enron (EEIS), FMC Airport Services, Frito-Lay, Georgia-Pacific, Hewlett-Packard, Honeywell, Inc., Kaiser Permanente, Lear Corporation, Lucent Technologies, Southern Nuclear and Total Oil. The Company's customer base represents more than 75 percent of the Fortune 50 and more than 60 percent of the Fortune 500. Datastream has sold systems in 129 countries through a combination of telesales, direct sales and international distributors in virtually every major industry. The Company's products are found in a wide range of industries, including aerospace and defense, automotive, chemicals, communications, computers and electronics, food, general facilities, general manufacturing, government, healthcare, hospitality, metals, petroleum, transportation and utilities.

Company Background

     Datastream was incorporated as a South Carolina corporation in February 1986 upon consummation of the acquisition of the assets and liabilities of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. Datastream reincorporated as a Delaware corporation in January 1995. Datastream's executive offices are located at 50 Datastream Plaza, Greenville, South Carolina 29605, and its telephone number is (864) 422-5001. Additional information on the Company can be found at www.datastream.net. Information contained on the Company's home page shall not be deemed to be part of this Annual Report.

Industry Overview

     For years, most organizations accounted for their assets at a central financial level and managed these assets at an operational level. While Enterprise Resource Planning (ERP) vendors helped organizations consolidate basic asset data at the corporate level, Computerized Maintenance Management Software (CMMS) vendors helped automate the daily management of these assets for improved asset productivity. The CMMS solution, however, was locally focused, which typically did not address broader enterprise opportunities.

     With advances in client server technology, organizations began to expand the nature of this asset management process, integrating plants, offices and buildings in a way that produced a more comprehensive and dynamic approach to asset management. These offerings became known as Enterprise Asset Management Solutions (EAM), and many CMMS vendors broadened their vision to offer consolidated asset management across an enterprise. This EAM solution, however, continued to address more operational issues than executive concerns, and asset information at the corporate level remained fairly static within the fixed asset module of an ERP system. As a result, the operational information, though powerful in terms of accuracy, comprehension and detail, seldom became a strategic tool for executive decision making.

     Given the increasingly significant amounts of capital investments in fixed assets in recent years, executives have begun to view asset management as an opportunity for increased corporate-wide productivity and profitability. According to a 2000 survey by CFO Enterprise's Research Services Group of senior financial executives, 70% said that fixed asset management at their companies was inefficient and 90% recognized an opportunity to increase shareholder value at their companies by improving the process by which they managed their assets.

     As a result of the Internet, organizations now have the opportunity to increase shareholder value through cost-effective deployment of Internet-based asset management solutions. These solutions establish a bridge from operations, such as plant management and maintenance management, to executive decision-makers by producing dynamic information on assets throughout the four distinct phases of their lifecycle: buy, track, manage, and sell. An important component of this lifecycle is the procurement of industrial spare parts used to maintain assets. The Internet enables automation of this process, driving significant costs and inefficiencies out of the supply chain. According to the 2000 Jupiter Communications report, such purchases of industrial equipment and supplies are expected to grow to $556 billion by 2005 from $20 billion in 2000.

     Through Internet-based asset management, asset information is more easily distributed through management levels, from the maintenance manager to the chief financial officer. This information improves asset deployment and repair, optimizes the frequency of asset maintenance, reduces risk of catastrophic failure, and streamlines the selection, pricing and procurement of spare parts necessary to asset longevity. As a result, assets perform for longer periods of time, reducing requirements to procure new capital assets and increasing the total profitability of existing assets.

Datastream products and offerings

     MPX: Datastream offers Internet-based solutions for asset lifecycle management through its MPX product family: MP5i and MP2i. Datastream's MPXconnect(SM) is the hosted version of this offering. These solutions appeal to virtually any size operation, from the large, multi-site global client needing a full-featured enterprise solution to the single, small shop with basic requirements. The following is a detailed description of these offerings:

          MP5i(TM). MP5i is designed for large multi-site enterprises with mission critical and asset intensive environments, such as those found in manufacturing, mining, petrochemical, pharmaceutical, telecommunication, and transportation industries. It is also well suited for very large multi-national organizations with high transaction volumes, which require concurrency in multi-currency and multi-lingual environments. MP5i offers a wide range of functionality, including asset management, configuration management, workflow management, inventory management, purchasing management, project management, workflow capacity management and budget management. Other unique features include an outsourced maintenance activity tracker, process management for corrosion inspection routines, a short-term scheduling feature, extensive security features and on-line, context sensitive help. MP5i operates on an Oracle database as an n-tiered application, offering scalability to an infinite number of concurrent users. MP5i is available in seven languages.

          MP2i(TM). MP2i is designed for medium-sized organizations looking to leverage the advantages of an Internet solution for improved asset management without the costs associated with a high-end solution. Because MP2i is built on the same foundation as MP5i, the product leverages the power of MP5i while offering a tailored, easy-to-use solution for medium-sized organizations. Functionality includes equipment management, work order management, inventory management, preventive maintenance management, purchasing management, and reporting.

          MPXconnect. MPXconnect is the hosted version of Datastream's MPX product family. An application service provider (ASP) solution, MPXconnect provides significant economic and operational advantages over traditional EAM software packages. Many software implementations require significant human and capital resources to successfully deploy the application. Hidden costs include server and desktop hardware, and network management time, and ongoing service work. Through central deployment at UUNET's world class application hosting center, MPXconnect eliminates many of these traditional costs of deployment and ownership. To achieve the benefits of MPXconnect, customers may either purchase the license up front and host the application under a monthly hosting fee arrangement, or rent the software with monthly hosting services at a combined fixed monthly rate.

     The Datastream Network. The Datastream Network provides customers with a single access point through the Internet for utilizing a range of applications, tools and services to manage capital assets throughout their lifecycle. Using Datastream Network, customers are able to transact with supply chain partners, collaborate with third party asset lifecycle management companies, remotely access MPX and iProcure product functionality, utilize online product support and integrate with third party software providers. The Datastream Network was released in the first quarter of 2001.

     iProcure(TM). iProcure automates the process of procuring industrial spare parts by connecting suppliers and buyers of industrial spare parts through the Internet. iProcure integrates seamlessly with the MPX product line in a way that expands the functionality of purchasing management, inventory management and supply chain management. As a result, customers reduce item costs, improve catalog search time, streamline requisition processing, reduce "maverick" purchasing and improve inventory control. The iProcure solution can function as a stand-alone procurement module or seamlessly integrate with existing demand driver systems such as ERP or EAM.

     MP2(R) Professional. MP2 Professional, is designed for more traditional small- to medium-sized organizations dependent on more established technology architectures, such as those found in client server and file server environments. MP2 Professional, available in both file server and client server versions, is able to generate over 4,000 standard reports providing analysis down to specific location, piece of equipment, and employee. Add-on features to MP2 Professional include MP2 Messenger, Pocket MP2, Pagerlink, Weblink and the capability to integrate OSHA regulations and FDA validation. The file server version of MP2 Professional is available for Microsoft Access database; the client server version is available for Microsoft SQL Server and Oracle databases. The client server version of MP2 Professional manages most of the processing at the server, which expedites performance, ensures data integrity and security and reduces network traffic. MP2 Professional is available in thirteen languages.

Customers

     For over fifteen years, Datastream has succeeded in providing asset management solutions to the marketplace. As a result, Datastream has a broad customer base, including AT&T Wireless, Chevron, ConAgra Frozen Foods, Dell Corporation, Del Monte, Enron (EEIS), FMC Airport Services, Frito-Lay, Georgia-Pacific, Hewlett-Packard, Honeywell, Inc., Kaiser Permanente, Kroger, Lear Corporation, Lucent Technologies, Southern Nuclear and Total Oil. The Company's customer base represents more than 75 percent of the Fortune 50 and more than 60 percent of the Fortune 500. Datastream has sold systems in 129 countries through a combination of telesales, direct sales and international distributors in virtually every major industry. The Company's products are found in almost every industry where capital investments are important, including aerospace and defense, automotive, chemicals, communications, computers and electronics, food, general facilities, general manufacturing, government, healthcare, hospitality, metals, petroleum, transportation and utilities.

     No customer has represented more than 5% of the Company's total annual revenue in any of the last three fiscal years.

Sales and Marketing

     The Company markets and sells its products and services through 294 sales and marketing professionals (as of March 1, 2001), including a telesales force of 86 representatives and a direct sales force of 174. The Company's direct sales force calls on larger accounts marketing its enterprise-wide solutions, including MP5i, MP2i, and iProcure. The Company uses a customer resource management (CRM) software system with database marketing, telemarketing, lead tracking and analysis and customer support capabilities.

     The Company's marketing department consists of 34 employees (as of March 1, 2001) and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design and management, product marketing, collateral development, market research and competitive analysis and provides input for the Company's product development efforts.

     Internationally, the Company sells its products from its offices in Argentina, Brazil, China, France, Germany, Mexico, the Netherlands, Singapore, and the United Kingdom. In addition, the Company has a network of affiliates located throughout the balance of Europe, Latin America and the Pacific Rim. For financial information about the Company's segments and operations in different geographic locations, see note 14 to the Company's consolidated financial statements.

Professional Services

     The Company offers seven types of value added professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as asset management or preventive maintenance, (ii) technical services, which provides on-site installation and systems integration services, (iii) configuration services, which enhances the functionality of a customer's system, (iv) content services, which organizes MRO purchases, bringing structure and discipline to the parts purchasing and management process, (v) maintenance and support services (vi) project management and (vii) customer training.

     The Company offered a total of 450 training sessions in 2000 at both customer locations and its training facilities throughout the United States. Additionally, the Company offered training sessions at various international locations. Most of the Company's training and consulting services are performed on a daily fee arrangement in connection with implementation of the Company's systems. As of March 1, 2001, the Company employed 251 professional service personnel worldwide.

     Maintenance and support services include unlimited, toll-free international access to Datastream's Support staff, product upgrades, a searchable Internet site for common questions and requests, an Internet-based support tool for self-help via the Internet, e-mail support and an Internet-based file download service. As of March 1, 2001, the Company employed 110 support personnel in support operations worldwide. The Company provides support for its international customers via a tiered approach: first-level support is provided by a network of partners in conjunction with the local office, with back-up expertise offered through the European technical center in Grenoble, France and the North American technical center in Greenville, South Carolina.

Product Development

     As of March 1, 2001, the Company's product development department consisted of 143 people, focused on five key functions: development, quality assurance, documentation, localization and technology. The Development group consisted of 88 software developers, most of whom hold advanced programming or engineering degrees. From time to time, the Company utilizes contractors for certain product development projects.

     Management believes the Company has been able to respond quickly to technology trends. The Company introduced its first DOS-based desktop product in 1986. In 1994, it released a Windows-based desktop product and shortly thereafter added PC networking capabilities with its file server products. In 1996, the Company successfully released the first of its enterprise class products based on a client server architecture. During the last two years the Company committed significant investments into building Internet-based applications, including MP5i, MP2i, and iProcure. The Company's product development efforts are currently focused on the Internet as a medium for client connection to the Company's range of products and as a conduit for purchasing transactions through the iProcure network.

Competition

     The market for application software is intensely competitive. The principle methods of competition in our markets include price, service and product performance. Certain of the Company's existing competitors, as well as a number of potential market entrants, have greater financial, marketing, service and support and technical resources than the Company. The Company will be required to make continued investments in product development, particularly the development of Internet-based products, to meet competitive pressures. There can be no assurance that the Company will have sufficient resources to make those investments or that the Company will be able to make the technical advances necessary to continue to compete effectively in the future.

     Datastream's asset lifecycle management solutions allow companies to effectively manage assets throughout their entire lifecycle. As a result, the Company competes with providers of EAM-related solutions such as Indus International, Marcam Corporation, Mincom, Inc., Peregrine Systems, MRO Software, Inc. (formerly Project Software and Development, Inc. (PSDI)) and several ERP vendors such as J.D. Edwards, Oracle, and SAP who offer enterprise-wide management systems with asset maintenance modules.

     An important component of asset lifecycle management is the procurement of spare parts used to maintain these assets. Within this procurement market, the Company competes with existing asset lifecycle management competitors, including MRO Software, Inc., and the Company expects to compete more frequently with companies such as Ariba, Clarus, Commerce One, Concur and PurchasePro. This market is characterized by competitors with significantly higher capital and human resources than the Company, and it is an industry driven by highly dynamic changes in technology.

     Internationally, the Company competes with both local and global software vendors. Local and regional competitors are generally smaller, but are more knowledgeable of the specific markets in which they compete. Global competitors participate actively in the European, Latin American and Pacific Rim countries, entering these markets through distributors, direct sales and service offices or through strategic partnerships. Competition in these countries is frequently intense and there can be no assurance that the Company will be successful in these markets.

Intellectual Property

     The Company claims exclusive title to and ownership of the software it develops. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and licensing agreements, ''shrink-wrap'' licenses and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop software products that are superior to the Company's products. Existing copyright laws provide limited protection to the Company in prohibiting competitors from independently producing software products that are substantially similar to Datastream's products. The Company does not hold any patents or have any patent applications pending.

     Although the Company relies on a "shrink-wrap" license for protection against unauthorized use of its products for its file server and certain of its client server licensing transactions, in instances involving large sales, the Company may specifically negotiate license agreements that are signed by both the licensee and the Company. Certain provisions of these licenses, including restrictions on use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. The Company's international operations expose it to certain additional intellectual property risks in that the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes that its products, trademarks, servicemarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against the Company. Any such claim made against the Company, with or without merit, could be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against the Company could have a material adverse effect on the Company's financial condition and results of operations.

     Datastream(R), iProcure, MP2(R), MP2i(TM), MP2(R) Enterprise, MP2(R) Professional(TM), MP5i(TM), MPXconnect(SM), MP2(R) WebLink, and PagerLink(TM) are trademarks or service marks of the Company and are used in this report to denote the products and services of the Company. SQL Server, Windows CE, Windows 95, Windows NT and Microsoft BackOffice are either trademarks or registered trademarks of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Other product and company names mentioned herein may be trademarks of their respective owners.

Seasonality

     The Company's international operations expose the Company to seasonal fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

Employees

     As of March 1, 2001, the Company employed approximately 908 persons, including 294 sales and marketing personnel, 361 service and support representatives, 110 administrative personnel and 143 employees involved in product development. None of Datastream's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. Management considers relations between the Company and its employees to be good.

Item 2. Properties

     The Company conducts its principal operations out of a 125,000 square foot headquarters building owned by the Company located in Greenville, South Carolina. The Company also owns a 15,000 square foot building in Dessau, Germany. The Company also has the following office properties under lease:

                                                                  Square Footage
Location                              Lease Expiration            (approx.)
--------                              ----------------            ---------
Munich, Germany                       November 2002               16,000
Rotterdam, The Netherlands            November 2002               12,000
Singapore                             June 2001                    9,900
Grenoble, France                      February 2002                6,500
Buenos Aires, Argentina               March 2005                   4,306
Slough, Great Britain                 March 2000                   4,000
Irvine, California                    September 2003               3,800
Toronto, Canada                       May 2003                     3,600
Brisbane, Australia                   August  2000                 3,000
Woodbridge, New Jersey                November 2003                2,800
Paris, France                         August 2001                  2,000
Mexico City, Mexico                   July 2001                    2,600
Atlanta, Georgia                      April  2001                  2,994
Sao Paulo, Brazil                     January 2002                 1,500
Chicago, Illinois                     July 2003                    1,400
Dallas, Texas                         February 2003                1,400
Shanghai, China                       Month-to-Month               1,000
Tokyo, Japan                          October 2001                   420
Lancaster, Pennsylvania               Month-to-Month                 150


Item 3.  Legal Proceedings.

     On January 11, 1999, several shareholders filed a putative class action complaint in the United States District Court for the District of South Carolina, Greenville Division, naming as defendants, the Company, its Chief Executive Officer and its former Chief Financial Officer. Several substantially similar complaints were filed in the same court shortly thereafter. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs sought to represent a class of individuals who purchased the Company's common stock from April 1 to October 20, 1998. On June 25, 1999, the court ordered that the actions be consolidated and that a single consolidated complaint be filed. On August 13, 1999, the plaintiffs filed a consolidated amended class action complaint, which alleged that defendants artificially inflated Datastream's earnings and stock price by (i) taking certain one-time charges not in accordance with generally accepted accounting principles ("GAAP") in connection with Datastream's acquisitions of Insta Instandhaltung technischer Anlagen GmbH and Strategic Information Systems PTE Ltd and (ii) materially understating the Company's reserves for doubtful accounts in violation of GAAP. The plaintiffs sought compensatory damages and unspecified equitable relief. The court denied the defendants' motion to dismiss on January 27, 2000. The Company filed its answer to the consolidated class action complaint on February 24, 2000. During the third quarter of 2000, the parties, without any admission of liability by the Company or any of the other defendants, reached an agreement to settle the litigation, which was approved by the District Court on December 6, 2000. On that date, the court entered a final judgment dismissing the claims against the Company and the individual defendants, and the settlement is now effective. The principal financial terms of the agreement called for a payment to the plaintiffs, for the benefit of the class, of a total of $5.0 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company's common stock, which was determined to be 132,571 shares. The cash portion of the settlement was paid in the fourth quarter of 2000, of which the Company's insurance carrier funded $2.4 million. Datastream issued the common stock portion of the settlement in the first quarter of 2001. The litigation is now concluded.

     Datastream is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Datastream's stockholders during the fiscal quarter ended December 31, 2000.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

     The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol DSTM. The Company has never declared or paid any cash dividends on its Common Stock. However, the Company declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. The Company declared a second two-for-one stock split, effected in the form of a one-for-one share dividend, effective January 30, 1998. The Company does not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high and low closing prices for each quarter of the Company's last two fiscal years.

                         Quarter Ended                        High              Low
                         -------------                        ----               ---
                         March 31, 1999                       12.250            8.313
                         June 30, 1999                        16.000            6.625
                         September 30, 1999                   16.688           11.000
                         December 31, 1999                    25.000            7.125

                         March 31, 2000                       47.500           17.250
                         June 30, 2000                        30.250            8.250
                         September 30, 2000                   13.688            8.250
                         December 31, 2000                    14.750            7.125

     The closing price of a share of the Company's Common Stock on March 16, 2001, was $8.250. As of March 16, 2001, the Company had 204 shareholders of record of its Common Stock. As of the date of the Company's last Annual Meeting of Stockholders, June 9, 2000, the Company had approximately 9,500 beneficial owners of its Common Stock.

Item 6.  Selected Financial Data.

                                                                          Year Ended December 31,
                                                    --------------------------------------------------------------------------
                                                        1996             1997            1998           1999           2000
                                                        ----             ----            ----           ----           ----
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Total revenues...............................       $ 32,466          $69,768         $98,555       $118,776       $ 97,368
Total cost of revenues (1)...................         11,507           22,131          34,756         46,545         42,023
                                                    --------          -------         -------       --------       --------

Gross profit.................................         20,959           47,637          63,799         72,231         55,345
Total operating expenses (2).................         47,758           31,076          53,251         61,845         76,268
                                                    --------          -------         -------       --------       --------

Operating income (loss)......................        (26,799)          16,561          10,548         10,386        (20,923)
Net other income (expense)...................          2,370              987             536          1,461         (4,021)
                                                    --------          -------         -------       --------       --------

Income (loss) before income taxes............        (24,429)          17,548          11,084         11,847        (24,944)
Income tax expense (benefit).................          3,581            6,110           6,384          4,412         (8,101)
                                                    --------          -------         -------       --------       --------
Net income (loss)............................       $(28,010)         $11,438         $ 4,700       $  7,435       $(16,843)
                                                    ========          =======         =======       ========       ========
Basic net income (loss) per share............       $  (1.65)         $   .62         $   .25       $    .39       $   (.84)
                                                    ========          =======         =======       ========       ========
Diluted net income (loss) per share..........       $  (1.65)         $   .59         $   .23       $    .37       $   (.84)
                                                    ========          =======         =======       ========       ========

Proforma net income (loss)(3)................       $  5,284          $11,723         $15,271       $ 13,332       $(10,794)
                                                    ========          =======         =======       ========       ========
Proforma basic net income (loss) per
 share(3)....................................       $    .31          $   .64         $   .81       $    .70       $   (.54)
                                                    ========          =======         =======       ========       ========

Proforma diluted net income (loss) per
 share(3)....................................       $    .31          $   .61         $   .75       $    .66       $   (.54)
                                                    ========          =======         =======       ========       ========

Basic weighted average common shares

 outstanding(4)..............................    16,977           18,397          18,935         19,118         20,009
Diluted weighted average common
shares outstanding(4)........................    16,977           19,246          20,279         20,098         20,009

                                                                       As of December 31,
                                                  ---------------------------------------------------------------------
                                                   1996            1997            1998           1999           2000
                                                   ----            ----            ----           ----           ----
                                                                         (in thousands)
Balance Sheet Data:
Working capital.............................    $13,633         $22,290         $25,792        $34,652        $32,271
Total assets................................     57,577          65,097          86,790         88,175         85,283
Long-term debt, less current portion........      2,893             603             297            224              8
Total stockholders' equity..................     33,125          47,108          60,606         67,284         60,598

(1) In 1996, includes $1,804 of capitalized software written off as a result of the acquisition of SQL. In 1998, includes $3,944 of capitalized and acquired software written off as a result of the acquisition of Datastream Systems GmbH & Co KG and pursuant to a plan of re-organization and restructuring.

(2) In 1996, includes $33,600 of in-process research and development acquired and written off as part of the acquisition of SQL Group BV. In 1998, includes $6,667 of tax effected in-process research and development acquired and written off as a part of the acquisition of Datastream Systems GmbH & Co KG and Datastream - SIS PTE, Ltd., and other charges pursuant to a plan of re-organization and restructuring. In 1999, includes ($294) of restructuring reserves written off at completion of re-organization and restructuring plan. In 2000, includes $3,028 related to tax effected legal settlements.

(3) The company defines pro forma net income (loss) as net income (loss) excluding the effect of amortization of goodwill and capitalized software, capitalized software costs and non-recurring charges such as restructuring charges, legal settlements and write-offs of in-process research and development costs.

(4) See note 15 to the consolidated financial statements for discussion of calculation of basic and diluted common shares outstanding.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the ''Selected Financial Data'' and the Company's consolidated financial statements and notes thereto included herein.

Overview

     Datastream is a leading provider of asset lifecycle management solutions. These solutions enable businesses, government agencies and other organizations to maximize the profitability of assets in the four distinct phases of their lifecycle: buy, track, manage, and sell. As a result, assets perform for longer periods of time, reducing requirements to procure new capital assets and increasing the total profitability of existing assets. One important component of this lifecycle is the procurement of spare parts used to maintain assets. Datastream's iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. Combined, these offerings create a complete, scaleable asset lifecycle management solution representing a unique value proposition to the market.

     During 2000, the Company's products consist of 4 major categories based on price and functionality. MP2 Professional provides asset management solutions for the small to medium size facility; MP2 Enterprise offers enterprise-wide asset management solutions for the large and mid-sized organization that are required to manage capital assets and personnel in multiple locations; MP5i offers internet-based asset lifecycle management solutions for the larger, multi-site global client needing a full featured enterprise solution, additionally MP5i is offered as a hosted solution through MPXconnect; and iProcure is an internet procurement application that enables customers to automate their industrial procurement. Datastream supports its products with professional and support services. See note 1(c) of the notes to consolidated financial statements for information concerning the Company's revenue recognition policies.

Recent Developments

     On February 26, 2001, the Company announced that its Board of Directors has authorized a plan to repurchase up to 500,000 shares of the Company's common stock over a period of time ending no later than August 26, 2001. Subject to availability, the repurchases may be made from time to time in the open market or otherwise at prices that the company deems appropriate. The repurchased shares will have the status of treasury shares and may be used, when needed, for the general corporate purposes, including the grant of stock options.

     The Company issued the common stock portion of the settlement of its class action litigation in the first quarter of 2001. The issuance was for a total of 132,571 shares of common stock. For full discussion of the financial terms of the settlement, please see "Item 3. Legal Proceedings" of this Annual Report.

Results of Operations

     The following tables set forth statement of operations data for the three years ended December 31, 1998, 1999 and 2000, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

                                                   Year Ended December 31,          Percent Change
                                                   -----------------------         ----------------
                                                 1998       1999          2000       98-99     99-00
                                                 ----       ----          ----       -----     -----
                                                    (in thousands, and per share data)
Statement of Operations Data:
Revenues:
     Product...............................     $38,226    $ 39,268     $ 29,371       2.7%      (25.2)%
     Professional services.................      42,622      56,334       44,710      32.2       (20.6)
     Support...............................      17,707      23,174       23,287      30.9         0.5
                                                -------    --------     --------     -----     -------
        Total revenues.....................      98,555     118,776       97,368      20.5       (18.0)

Cost of revenues:
     Cost of product revenues..............       2,109       2,320        1,982      10.0       (14.6)
     Cost of professional
        services revenues..................      22,402      34,718       33,173      55.0        (4.4)
     Cost of support revenues..............       4,731       5,406        6,868      14.3        27.1
        Amortization and
        write off of capitalized software..       5,514       4,101            -       N/M         N/M
                                                -------    --------     --------     -----     -------
        Total costs of revenues............      34,756      46,545       42,023      33.9        (9.7)


Gross profit...............................      63,799      72,231       55,345      13.2       (23.4)

Operating expenses:
     Sales and marketing...................      25,398      33,695       44,405      32.7        31.8
     Product development...................       8,174      14,555       15,887      78.1         9.2
     General and administrative............       7,645      10,833       12,954      41.7        19.6
     Goodwill amortization.................       2,044       3,056        3,022      49.5        (1.1)
     In-process research and development,
      restructuring and other..............       9,990        (294)           -       N/M         N/M
                                                -------    --------     --------     -----     -------

     Total operating expenses..............      53,251      61,845       76,268      16.1        23.3
                                                -------    --------     --------     -----     -------

Operating income (loss)....................      10,548      10,386      (20,923)     (1.5)     (301.5)
Net other income (expense).................         536       1,461       (4,021)    172.5      (375.2)
                                                -------    --------     --------     -----     -------

Income (loss) before income taxes..........      11,084      11,847      (24,944)      6.9      (310.6)

Income tax expense (benefit)...............       6,384       4,412       (8,101)    (30.9)     (283.6)
                                                -------    --------     --------     -----     -------

Net income (loss)..........................     $ 4,700    $  7,435     $(16,843)     58.2%     (326.5%)
                                                =======    ========     ========     =====     =======

Basic net income (loss) per share..........     $   .25    $    .39     $   (.84)     56.0%     (315.4%)
                                                =======    ========     ========     =====     =======

Diluted net income (loss) per share........        $.23        $.37     $   (.84)     60.9%    (327.0%)
                                                =======    ========     ========     =====      ======

N/M - Not meaningful

                                                                                    Year Ended December 31,
                                                                          ------------------------------------------
                                                                            1998              1999              2000
                                                                           -----             -----             -----
Statement of Operations Data:
Revenues:
 Product......................................................              38.8%             33.1%             30.2%
 Professional services........................................              43.2              47.4              45.9
 Support......................................................              18.0              19.5              23.9
                                                                           -----             -----             -----

   Total revenues.............................................             100.0             100.0             100.0

Cost of revenues:
 Cost of product revenues.....................................               2.1               1.9               2.0
 Cost of professional services revenues.......................              22.7              29.2              34.1
 Cost of support revenues.....................................               4.8               4.6               7.1
 Amortization and write off of capitalized software...........               5.7               3.5                 -
                                                                           -----             -----             -----
   Total cost of revenues.....................................              35.3              39.2              43.2

Gross profit..................................................              64.7              60.8              56.8

Operating expenses:
 Sales and marketing..........................................              25.8              28.4              45.6
 Product development..........................................               8.3              12.2              16.3
 General and administrative...................................               7.7               9.1              13.3
 Goodwill amortization........................................               2.1               2.6               3.1
 In-process research and development,
  restructuring and other.....................................              10.1              (0.2)                -
                                                                           -----             -----             -----
   Total operating expenses...................................              54.0              52.1              78.3

Operating income (loss).......................................              10.7               8.7             (21.5)
Net other income (expense)....................................               0.5               1.2              (4.1)
                                                                           -----             -----             -----

Income (loss) before income taxes.............................              11.2               9.9             (25.6)
Income tax expense (benefit)..................................               6.5               3.7              (8.3)
                                                                           -----             -----             -----

Net income (loss).............................................               4.8%              6.2%            (17.3%)
                                                                           =====             =====             =====

2000 Compared to 1999 and 1999 Compared to 1998

     Total Revenues. Total revenues for 2000 decreased 18.0% to approximately $97.4 million from approximately $118.8 million in 1999, due principally to unfavorable market conditions, longer sales cycles, product rotations, changes within the sales organization causing a disruption in license sales, and decreased service revenue resulting from decreased license revenues.

     Total revenues for 1999 increased 20.5% to approximately $118.8 million from approximately $98.6 million in 1998, due principally to (i) the expansion of the Company's professional service and technical support service organizations, (ii) the continued acceptance of the Company's products in the asset maintenance market, (iii) full integration of the Company's acquisitions in 1998 of the stock of Datastream Systems GmbH & Co KG, Datastream-SIS PTE Ltd, Computec Sistemas and its affiliate Datastream Systems de Mexico S.A. de C.V. and the acquisition of the assets of Datastream Pacific Pty Ltd. (together the "1998 Acquisitions), and (iv) the introduction of new products including MP5 v5.5 in the first quarter of 1999.

     International revenues were approximately $35.4 million, or 36.3% of total revenues in 2000, compared to $42.8 million, or 36.1% of total revenues in 1999, compared to $37.4 million, or 37.9% of total revenues in 1998. See note 14 to the consolidated financial statements.

     Product revenues decreased 25.2% to approximately $29.4 million in 2000 from approximately $39.3 million in 1999, and increased 2.7% to approximately $39.3 million in 1999 from approximately $38.2 million in 1998. The 2000 decrease is a result of unfavorable market conditions, longer sales cycles, product rotations and changes within the sales organization causing a disruption in license sales. The 1999 increases are due to an increase in the average selling price of the systems sold and reflect the impact of the 1998 Acquisitions. As a percentage of revenues, revenues from software products decreased to 30.2% in 2000 from 33.1% in 1999 and decreased to 33.1% in 1999 from 38.8% in 1998.

     Professional service revenues decreased 20.6% to approximately $44.7 million in 2000 from approximately $56.3 million in 1999 and increased 32.2% to approximately $56.3 million in 1999 from approximately $42.6 million in 1998. The 2000 decrease is due to the decrease in license sales resulting in decreased installation, training and integration services. The 1999 increases generally reflect the impact of the 1998 Acquisitions, and increased installation, training and integration services provided to support increased product sales. As a percentage of revenues, revenues from professional services decreased to 45.9% in 2000 from 47.4% in 1999 and increased to 47.4% in 1999 from 43.2% in
1998.

     Technical support service revenues increased 0.5% to approximately $23.3 million in 2000 from approximately $23.2 million in 1999, and increased 30.9% to approximately $23.2 million in 1999 from approximately $17.7 million in 1998. These changes are the result of having a larger installed customer base and the impact of the 1998 Acquisitions. As a percentage of total revenues, revenues from technical support services increased to 23.9% in 2000 from 19.5% in 1999 and 18.0% in 1997.

     Cost of Revenues. Cost of product revenues as a percentage of total revenues increased to 2.0% in 2000 from 1.9% in 1999 and decreased to 1.9% in 1999 from 2.1% in 1998. The increase as a percentage of revenues in 2000 reflects the effect of fixed shipping costs and decreased product revenues. The decrease as a percentage of revenues in 1999 from 1998 principally reflects decreased costs associated with printing and replication of the Company's software products, and volume discounts realized on shipping costs.

     Cost of professional services increased as a percentage of total revenues to 34.1% in 2000 from 29.2% in 1999 and 22.7% in 1998. The increase as a percentage of revenues in 2000 from 1999 and 1998 was due primarily to decreased revenues in 2000, lower utilization rates, and increased costs for iProcure.

     Cost of technical support services as a percentage of total revenues was 7.1%, 4.6%, and 4.8% in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 as a percentage of revenues reflects decreased revenues and costs incurred for the establishment of a European technical center during 2000. The decrease from 1998 to 1999 as a percentage of revenues reflects savings realized upon increased consolidation of worldwide support activities during 1998 and early 1999.

     Amortization and write off of capitalized software includes approximately $4.1 million of amortization of capitalized software for 1999. Capitalized software costs were fully amortized at the end of 1999, therefore there was no amortization of capitalized software in 2000.

     Sales and Marketing Expenses. Sales and marketing expenses for 2000 increased 31.8% to approximately $44.4 million from approximately $33.7 million in 1999, and increased 32.7% to approximately $33.7 million from approximately $25.4 million in 1998. As a percentage of total revenues, these expenses were 45.6% in 2000, 28.4% in 1999 and 25.8% in 1998. The increase as a percentage of revenues in 2000 from 1999 and 1998 was due primarily to increased number of sales people and increased marketing expenditures for new products, especially iProcure.

     Product Development Expenses. Total expenditures on product development, including capitalized expenses, increased to approximately $15.9 million in 2000 from approximately $15.5 million in 1999 and from approximately $11.8 million in 1998. The increases were primarily due to the hiring of additional employees and third party consultants to work on the Company's Internet-based products, MP2i, MP5i, and iProcure. The Company capitalized software expense of approximately $1.0 million and $3.7 million, respectively, in 1999 and 1998, which represented 6.2% and 30.9% of total expenditures for product development in the respective periods. There were no capitalized software expenses in 2000. Net product development expenditures were approximately $15.9 million, $14.5 million and $8.2 million in 2000, 1999 and 1998, respectively. Net product development expenses as a percentage of revenues were 16.3%, 12.2% and 8.3% in 2000, 1999 and 1998, respectively. Amortization of capitalized product development costs is charged to cost of product sales and totaled approximately $4.1 million and $1.6 million in 1999 and 1998, respectively. Capitalized software costs were fully amortized at the end of 1999, therefore there was no amortization of capitalized software in 2000.

     General and Administrative Expenses. General and administrative expenses include the cost of the Company's finance, human resources and information services. General and administrative expenses increased 19.6% to approximately $13.0 million in 2000 from approximately $10.8 million in 1999, and 41.7% to approximately $10.8 million in 1999 from approximately $7.6 million in 1998.
The 2000 increase was due primarily to costs associated with the iProcure product and increased international infrastructure costs. The 1999 increase was due primarily to the 1998 Acquisitions. As a percentage of total revenues, general and administrative expenses were 13.3% in 2000, 9.1% in 1999 and 7.7% in 1998.

     Goodwill Amortization. Goodwill amortization decreased 1.1% to approximately $3.0 million in 2000 from approximately $3.1 million in 1999, and increased 49.5% to approximately $3.1 million in 1999 from approximately $2.0 million in 1998. The 2000 decrease was due to adjustments to goodwill balances in 1999. The 1999 increase was due to the 1998 Acquisitions resulting in higher goodwill balances. As a percentage of total revenues, goodwill amortization was 3.1% in 2000, 2.6% in 1999 and 2.1% in 1998.

     In-Process Research and Development Costs, Restructuring and Other. In 1998, the Company expensed $3.5 million of in-process research and development acquired as part of the 1998 Acquisitions. In July 1998, the Company withdrew its proposed offering of Common Stock and wrote off the related capitalized costs of $231,000, which is included with the other charges. The Company expensed $2.2 million in 1998 related to the discontinuance of the Company's indirect sales model. The Company also adopted a restructuring plan in December 1998 pursuant to which it aggressively developed Internet-based software products, consolidated product development, customer support and administrative services and eliminated redundancies in its acquired international subsidiaries. As a result, the Company expensed approximately $4.0 million related to the restructuring in the fourth quarter of 1998. In 1999, the Company completed its restructuring plan utilizing approximately $3.7 million of the $4.0 million of reserves established at December 31, 1998. Approximately $300,000 of unutilized restructuring related reserves were written off at December 31, 1999. There were no related costs in 2000.

     Other Income/Expense. Other income/expense decreased to approximately ($4.0) million of expense in 2000 from approximately $1.5 million of income in 1999 and increased to approximately $1.5 million of income in 1999 from approximately $0.5 million of income in 1998. The decrease from 1999 to 2000 was due to costs incurred to settle the Company's class action lawsuit and to settle the escrow claims dispute with the former shareholders of SQL Systems, see footnote 16 to the consolidated financial statements. The increase from 1998 to 1999 is primarily due to a gain recognized on the sale of equity securities the Company acquired through the disposition of an investment in an unrelated software company.

     Income Taxes. The Company's effective income tax rate decreased to 32.5% in 2000 from 37.2% in 1999 and 57.6% in 1998. The decrease in the effective tax rate from 1999 to 2000 is a result of impact of the Company's permanent book/tax differences when considering the operating losses in 2000. The decrease in the effective tax rate from 1998 to 1999 is a result of the absence of non-deductible in process research and development, higher amortization of non-deductible goodwill and the benefit of a reduction in the liability to properly reflect the Company's exposure for tax related contingencies.

     Net Income(Loss). The Company's net income decreased in 2000 to a loss of approximately ($16.8) million or ($.84) basic loss per share (($.84) diluted loss per share) from a profit of approximately $7.4 million in 1999 or $.39 basic earnings per share ($.37 diluted earnings per share), and increased 58.2% in 1999 to approximately $7.4 million or $.39 basic earnings per share ($.37 diluted earnings per share) from a profit of approximately $4.7 million in 1998 or $.25 basic earnings per share ($.23 diluted earnings per share). The 2000 decrease in net income is attributed to the decrease in license sales, increased costs related to new products, including iProcure, and the impact of the expenditures related to legal settlements. The 1999 increase in net income is due to the impact of the write-offs incurred upon the 1998 Acquisitions, offset by increased cost of sales, amortization expense and iProcure division expenses.


Quarterly Results

     General. The Company believes that its future results of operations may be subject to quarterly variations. Longer sales cycles and the Company's international acquisitions have exposed the Company to seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

     The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2000. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

                                                                             Quarter Ended
                                           ---------------------------------------------------------------------------------
                                                           1999                                       2000
                                           -----------------------------------     -----------------------------------------
                                             March     June    Sept.      Dec.        March       June      Sept.       Dec.
                                               31,      30,      30,       31,          31,        30,        30,        31,

Revenues:
   Product............................     $10,422  $10,596  $ 8,420   $ 9,830     $  7,553   $  5,574   $  7,746   $  8,498
   Professional services..............      13,175   14,180   14,958    14,021       11,667     11,574     11,054     10,415
   Support............................       5,202    5,768    5,857     6,347        6,031      5,863      5,617      5,776
                                           -------  -------  -------   -------     --------   --------   --------   --------
      Total revenues..................      28,799   30,544   29,235    30,198       25,251     23,011     24,417     24,689
Cost of revenues:
   Cost of product revenues...........         535      531      495       759          462        568        549        403
   Cost of professional services
      revenues........................       6,690    8,182    9,588    10,258        8,955      8,990      7,805      7,423
   Cost of support revenues...........       1,318    1,281    1,394     1,413        1,614      1,765      1,673      1,816
   Amortization and write off of
           capitalized software.......         583      765    1,440     1,313            -          -          -          -
                                           -------  -------  -------   -------     --------   --------   --------   --------
   Total cost of revenues.............       9,126   10,759   12,917    13,743       11,031     11,323     10,027      9,642
                                           -------  -------  -------   -------     --------   --------   --------   --------
Gross profit..........................      19,673   19,785   16,318    16,455       14,220     11,688     14,390     15,047
Operating expenses:
   Sales and marketing................       7,656    7,973    8,676     9,390       11,476     12,408     10,375     10,146
   Product development................       2,897    3,945    3,913     3,800        4,227      4,745      3,734      3,181
   General and administrative.........       2,643    2,463    3,061     2,666        3,007      3,428      3,385      3,134
   Goodwill amortization..............         764      764      764       764          755        756        755        756
   In-process research and
      development, restructuring
      and other.......................          --       --       --      (294)          --         --         --         --
                                           -------  -------  -------   -------     --------   --------   --------   --------
Total operating expenses..............      13,960   15,145   16,414    16,326       19,465     21,337     18,249     17,217
                                           -------  -------  -------   -------     --------   --------   --------   --------
Operating income (loss)...............       5,713    4,640      (96)      129       (5,245)    (9,649)    (3,859)    (2,170)

Net other income (expense)............         122      138      102     1,099          130        302     (4,560)       107
                                           -------  -------  -------   -------     --------   --------   --------   --------
Income (loss) before income
      taxes...........................       5,835    4,778        6     1,228       (5,115)    (9,347)    (8,419)    (2,063)
Income tax expense (benefit)..........       2,188    1,768        2       454       (2,048)    (3,087)    (2,651)      (315)
                                           -------  -------  -------   -------     --------   --------   --------   --------

Net income (loss).....................     $ 3,647  $ 3,010  $     4   $   774      ($3,067)   ($6,260)   ($5,768)   ($1,748)
                                           =======  =======  =======   =======     ========   ========   ========   ========

Basic net income (loss)
      per share.......................     $   .19  $   .16  $   .00   $   .04     $   (.16)  $   (.31)  $   (.29)  $   (.09)
                                           =======  =======  =======   =======     ========   ========   ========   ========

Diluted net income (loss)
      per share.......................     $   .18  $   .15  $   .00   $   .04     $   (.16)  $   (.31)  $   (.29)  $   (.09)
                                           =======  =======  =======   =======     ========   ========   ========   ========

   The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company's results of operations for each of the eight quarters through the quarter ended December 31, 2000.

                                                                    Quarter Ended
                                         ------------------------------------------------------------------
                                                      1999                               2000
                                         -----------------------------     --------------------------------
                                         March    June   Sept.    Dec.     March     June    Sept.     Dec.
                                           31,     30,     30,     31,       31,      30,      30,      31,
Revenues:
   Product..........................      36.2%   34.7%   28.8%   32.6%     29.9%    24.2%    31.7%    34.4%
   Professional services............      45.7    46.4    51.2    46.4      46.2     50.3     45.3     42.2
   Support..........................      18.1    18.9    20.0    21.0      23.9     25.5     23.0     23.4
                                         -----   -----   -----   -----     -----    -----    -----    -----
      Total revenues................     100.0   100.0   100.0   100.0     100.0    100.0    100.0    100.0
Cost of revenues:
   Cost of product revenues.........       1.9     1.7     1.7     2.5       1.8      2.5      2.2      1.6
   Cost of professional
       services revenues............      23.2    26.8    32.8    34.0      35.5     39.1     32.0     30.1
   Cost of support revenues.........       4.6     4.2     4.8     4.7       6.4      7.7      6.8      7.4
   Amortization and writeoff of
                                           2.0     2.5     4.9     4.3        --       --       --       --
      capitalized software..........     -----   -----   -----   -----     -----    -----    -----    -----
   Total cost of revenues...........      31.7    35.2    44.2    45.5      43.7     49.3     41.0     39.1
                                         -----   -----   -----   -----     -----    -----    -----    -----
Gross profit........................      68.3    64.8    55.8    54.5      56.3     50.7     59.0     60.9
Operating expenses:
   Sales and marketing..............      26.6    26.1    29.7    31.1      45.4     53.9     42.5     41.1
   Product development..............      10.1    12.9    13.3    12.6      16.7     20.6     15.3     12.9
   General and administrative.......       9.1     8.1    10.5     8.8      11.9     14.9     13.9     12.7
   Goodwill amortization............       2.6     2.5     2.6     2.5       3.0      3.3      3.1      3.1
   In-process research and
      development, restructuring
        and other...................        --      --      --    (0.9)       --       --       --       --
                                         -----   -----   -----   -----     -----    -----    -----    -----
Total operating expenses............      48.4    49.6    56.1    54.1      77.0     92.7     74.8     69.8
                                         -----   -----   -----   -----     -----    -----    -----    -----
Operating income (loss).............      19.9    15.2    (0.3)    0.4     (20.8)   (42.0)   (15.8)    (8.9)
Net other income (expense)..........       0.4     0.5     0.3     3.7       0.5      1.3    (18.7)     0.4
                                         -----   -----   -----   -----     -----    -----    -----    -----
Income (loss) before income
      taxes.........................      20.3    15.7     0.0     4.1     (20.2)   (40.7)   (34.5)    (8.5)
Income tax expense (benefit)........       7.6     5.8     0.0     1.5      (8.1)   (13.4)   (10.9)    (1.3)
                                         -----   -----   -----   -----     -----    -----    -----    -----

Net income (loss)...................      12.7%    9.9%    0.0%    2.6%    (12.1%)  (27.3%)  (23.6%)   (7.2%)
                                         =====   =====   =====   =====     =====    =====    =====    =====

Liquidity and Capital Resources

   In 2000, the Company funded its operating activities primarily from cash generated from operations in 1999. The Company ended 2000 with $15.5 million in cash and cash equivalents, defined as securities maturing in less than 90 days. The Company intends to reinvest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

     In July 1997, the Company made a $2.0 million investment in Distinction Software, Inc. ("Distinction"). This investment represents less than 20% of the outstanding capital stock of Distinction. In November 1998, Distinction and Peoplesoft entered into an agreement whereby, pursuant to the satisfactory delivery of interim software development and revenue targets, Peoplesoft agreed to purchase Distinction. In 1999, the purchase of Distinction by Peoplesoft was completed. The Company received 161,767 shares of Peoplesoft common stock in exchange for its investment in Distinction. During the fourth quarter of 1999, the Company sold 150,000 shares of Peoplesoft common stock for approximately $3.1 million. During 2000, the Company sold the remaining 11,767 shares of Peoplesoft common stock for approximately $250,000.

     In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. ("Dovebid"), one of the world's leading auctioneers and operators of a business to business Internet auction site. This investment represents less than 20% of the outstanding capital stock of Dovebid.

     The Company maintains a multicurrency line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $5,000,000. There were 1,200,000 German Marks ($618,000) outstanding under the line at December 31, 1999. There was no outstanding balance under the line at December 31, 2000.

     In addition the Company maintains lines of credit or overdraft facilities in certain locations including a Dutch guilder line for Dfl 1 million (approximately $420,000) which bears interest at a pre-agreed percentage spread from AIBOR (Amsterdam Interbank Rate), a Singapore dollar line for Sgd 1,712,500 (approximately $990,000) which bears interest at 1% over the Singapore dollar prime lending rate and an Argentina peso line for 500,000 (approximately $500,000) which bears interest at 16%.

     The Company's principal commitments as of December 31, 2000, consisted primarily of long term debt associated with its building in Dessau, Germany, and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its lines of credit, cash flow from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Recent Accounting Pronouncements.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No.
137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment to SFAS 133" (Statement No. 138). Statement No. 133 and No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company is required to adopt Statement No. 133 and No. 138 in the first quarter of 2001. There is no material impact on the Company of adopting Statement No. 133 and No. 138.

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting practices to revenue recognition. The Company adopted SAB 101 in fiscal year 2000 and there was no material effect on the financial position, results of operations or cash flows.

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

Risk Factors

     From time to time we make oral and written statements that constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act and
Section 21E of the Exchange Act. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time including, but not limited to, the forward looking statements made in this Annual Report, as well as those made in other filings with the SEC.

     The following is a summary of certain risks and uncertainties identified by us in the conduct of our business and is not meant to be exhaustive. These Risk Factors should also be read in conjunction with other cautionary statements that we make in this Annual Report as well as other risks and uncertainties identified from time to time in our other SEC reports, registrations statements and public announcements. See also " 'Safe Harbor' Statement under the Private Securities Litigation Reform Act of 1995" at the beginning of this Annual Report.

The market for asset maintenance continues to be highly competitive.

     The current market for asset lifecycle management is highly competitive. We expect competition to intensify as new companies enter the market and existing ones, including Enterprise Resource Planning, or ERP, companies, expand their product lines. Certain competitors, including ERP companies, have greater financial, marketing, technical, service and support resources than we do. In addition, many prospective customers have already made significant commitments to ERP competitors, which could materially and adversely affect our ability to succeed in our market. Further, the U.S. and world economies have recently shown indications of slowing, which could result in a decrease in spending by corporations on information technology and software. This could lead to even greater competition in our markets. We cannot assure you that we will be able to successfully compete against current and future competitors, especially if customers or prospective customers decrease their level of spending on asset lifecycle management products in a slowing economy. If we fail to compete successfully, our results of operations would be materially and adversely affected.

If we do not keep pace with rapid technological changes and demands in our markets, we will not remain competitive and our results of operations will suffer.

     Our business is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions. Our future success depends greatly on our ability to enhance certain of our existing products. Our success also depends on our ability to develop and introduce, on a timely and cost-effective basis, new products and product features to meet our customers' changing needs, particularly involving the Internet. Industry requirements for product development in the asset lifecycle management market are still evolving. Our ability to successfully develop products that meet these evolving requirements will require high levels of innovation, as well as an accurate anticipation of technological and market trends. We cannot assure you that we will be able to successfully identify, develop, and market new products or product enhancements that comply with evolving industry requirements or achieve market acceptance. If we do not successfully identify, develop, and market new products or product enhancements, it could have a material and adverse effect on our results of operations.

Increasing sales cycles and other factors may result in volatility of our quarterly results.

     Traditionally, a significant portion of our revenues in any quarter had been the result of a large number of relatively small orders received during the period. However, we expect the average size of our license sales to increase in the coming years. An increase in average deal size typically increases the length of an average sales cycle. Potential customers spend significant time and resources determining which software to purchase, which requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software over our competitors. A customer's decision to license our software generally involves evaluation by a number of the customer's personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable, we cannot always forecast the timing or amount of specific sales, and sales vary from quarter to quarter. Further, the Company typically realizes a significant portion of its revenue from sales of software licenses in the last month of a quarter, frequently even in the last days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results.

     Other factors which could contribute to a fluctuation in our quarterly results include but are not limited to the following:

     . changes in demand for our products and services and market acceptance of new products;
     .    competitive conditions in the industry;
     .    changes in pricing policies of the Company or its competitors;
     .    changes in customer budgets;
     . the introduction of new products or product enhancements by our Company and our competitors;
     .    product life cycles and rotations;
     .    technological changes in computer systems and environments;
     .    variability in new licenses obtained;
     .    loss of a customer;
     . changes in the proportion of revenues attributable to licensing fees versus services;
     .    changes in the level of operating expenses;
     .    delay or deferral of customer implementations of their software;
     .    foreign currency exchange rates; and
     .    other economic conditions generally or in our particular industry.

   Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

Our application service provider, or ASP, product strategy may reduce revenues and profits.

     Our traditional business model charges an up-front licensing fee for access to our software applications. In contrast, our newly introduced ASP business model charges a significantly lower monthly fee for rights to the same application. Certain customers may choose a monthly revenue model as opposed to an up-front licensing fee. As a result, this new model could significantly lower revenue and profits in the near term. In addition, we cannot assure you that ASP customers will remain customers over a sustained period of time.

Our iProcure product strategy may not generate revenue and profits.

     Our iProcure product enables our customers to direct maintenance, repair and operations, or MRO, procurement to a select group of MRO suppliers via the Internet. The market for products comparable to iProcure is highly competitive and there can be no assurances that we will successfully generate license and service revenue from this initiative. Also, we charge MRO suppliers a transaction fee for each transaction executed through iProcure. There can be no assurances that this transaction fee model will be profitable or sustainable.

The success of our iProcure initiative will also depend on:

     . our ability to introduce and install the iProcure product effectively throughout our customer base;
     . our ability to attract and retain high quality national and international MRO suppliers that cover comprehensively our customers' MRO procurement needs;
     . our ability to successfully identify and resolve bottleneck issues in the MRO supply chain; and
     . our ability to compete effectively with both traditional and Internet-based MRO procurement alternatives now available or that may become available to our customers in the future.

If we are not successful in any of these areas, it could have a material adverse affect on our results of operations.

Significant delays in product development would harm our reputation and result in a decrease in our revenues.

     If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and test periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we cannot assure you that these delays will not occur in the future. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of bugs and errors, or a failure of our current or future products to conform to industry requirements. Any such delay, or the failure of new products or enhancements in achieving market acceptance, could materially impact our business and reputation and result in a decrease in our revenues.

Our success is substantially dependent on third party relationships.

     A principal element of our strategy is to establish and maintain alliances with other companies, such as system integrators, consultants, and spare parts suppliers. These relationships enhance our status in the marketplace, which generates new business opportunities and, in certain cases, additional revenue and profitability. Our inability to establish and maintain alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations.

     The success of iProcure is substantially dependent upon our strategic relationships with certain spare parts suppliers who pay a transaction fee for orders placed through iProcure. We have several strategic supplier agreements, none of which represent significant revenues. We view these strategic relationships as a key factor in our overall business strategy. However, our supplier affiliates may not view their relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers' procurement in the future. Therefore, we cannot assure you that any of these relationships will be successful. We also cannot assure you that we will be able to establish new agreements or that these agreements can be renewed on commercially acceptable terms or that any relationships, if established, will be commercially successful.

     The ASP business model depends heavily on hosting services provided by a third party. To be successful, the hosted application must be accessible to customers continually, without any disruptions. If our third party service provider fails to provide consistent access of the application to our customers, it would have a material adverse effect on our business. We cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party hosting provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our ASP service on a competitive basis.

Our future success is substantially dependent on third party technologies.

     We rely heavily on third parties that supply us with certain technology that is crucial to our success. In particular, our recent line of Internet-based applications is highly dependent on Oracle technology, including Oracle database technology and development tools. If such technology does not achieve continued market acceptance or if

Oracle were to develop application software that successfully competed with our application software, it could have a material adverse effect on the acceptance of the Company's products, and thus our results of operations.

     We also expect to increasingly depend on third party technology that facilitates the integration of our products with other systems of our clients. This integration is crucial to our asset lifecycle management solution. We cannot assure you that third parties will continue to develop new versions of products that successfully facilitate this integration. We also cannot assure you that that third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. As we continue to introduce new products that incorporate new technologies, we may license additional technology from additional third parties. Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions, which could materially and adversely impact our results of operations.

Our past growth rates resulted in significant strains on management and operational resources.

     Our business has grown significantly in the last five years. This growth rate has strained, and may continue to strain, our management and resources. Our future operating results depend in part on the ability of our key employees to continue to improve our operational and financial controls, to manage our employees effectively, to successfully integrate and grow our acquired businesses, and to successfully develop new products and enhancements to existing products. If we fail to successfully manage our resources, our results of operations would be materially and adversely affected.

Our business could be substantially harmed if we have to correct or delay the release of products due to software bugs or errors.

     Our software products may contain undetected errors or bugs when first introduced or as new versions are released. Our software products may also contain undetected viruses. Further, software we license from third parties and incorporate into our products may contain errors, bugs or viruses. Errors, bugs or viruses may cause a loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Any such defects and errors could result in any of the following:

     .    adverse customer reactions;
     .    negative publicity regarding our business and our products;
     .    harm to our reputation;
     .    loss of or delay in market acceptance;
     .    loss of revenue or required product changes;
     .    diversion of development resources and increased development expenses;
     .    increased service and warranty costs;
     .    legal action by our customers; and
     .    increased insurance costs.

If we fail to manage our international operations, our business could be adversely affected.

     Our business, and our ability to maintain and expand our operations internationally, are subject to the risks inherent in international business activities, including, in particular:

     . difficulty in staffing and managing an organization spread over various countries;
     .    greater difficulty in safeguarding our intellectual property;
     .    general economic and political conditions in each country;
     .    foreign currency exchange rate fluctuations;
     .    increased trade restrictions;
     .    foreign currency exchange rate fluctuations;
     .    changes in tariff rates;
     .    longer accounts receivable payment cycles in certain countries;
     .    product compliance with local language and business customs;
     .    unexpected changes in regulatory requirements; and
     .    compliance with a variety of foreign laws and regulations.

     Any of the foregoing factors could have a material adverse effect on our ability to expand internationally, which could materially and adversely affect our results of operations.

     In the past, we acquired several international businesses. Our inability to successfully grow these international acquisitions could result in goodwill impairment, which would have a material and adverse affect on the results of operations. In addition, as a result of these acquisitions, we are more deeply involved with international markets that are less familiar. We cannot assure you that we will successfully compete in these international markets.

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

     The development of the Internet as a medium for business transactions is in a relatively formative stage. As we continue to develop and market Internet-based products, our success will increasingly depend on the continued use and development of the Internet as a tool for the transaction of business. We cannot assure you that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained. If the Internet fails as a medium for business transactions, it would have a material adverse affect on our results of operations.

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

     Our success also depends in part on our ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. Our business generally requires a significant level of expertise to effectively develop and market our products and services. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. We believe that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in personnel. We cannot assure you that we will be successful in attracting and retaining the personnel required to continue to conduct and expand our operations successfully. Our business, financial condition and results of operations could be materially and adversely affected if we were unable to attract, hire, train, retain and motivate qualified personnel.

If we fail to adequately protect our proprietary rights, it could harm our competitive position and decrease our revenues.

     Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect our proprietary technology. We generally enter into confidentiality and/or license agreements with our key employees, consultants, distributors and strategic affiliates as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we have taken in this regard, however, will be adequate to deter misappropriation or independent third party development of our technology. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to our current or future products. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation, diversion of management's attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation also could have a material adverse effect on our business, financial condition and results of operations. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, which could have a material adverse effect on our results of operations.

Security risks and concerns may deter the use of the Internet for conducting electronic commerce.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt iProcure or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

Our stock price has fluctuated substantially since our initial public offering and may continue to do so.

     The market price of our Common Stock has fluctuated substantially since our initial public offering in April 1995. The Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, the overall economy and the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

We may face certain risks in connection with the conversion to the Euro.

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. Either the Euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the Euro will be accepted. The Company has a significant number of customers located in European Union countries participating in the conversion to the Euro. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The Euro conversion may also have competitive implications for our pricing and marketing strategies, which could be material in nature. However, we cannot accurately predict any such impact at this time. We have also begun to analyze which of our internal systems (such as payroll, accounting and financial reporting) will need to be modified to deal with the Euro conversion.

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

     Foreign currency exchange rate risk. In 2000, revenue generated outside the United States accounted for approximately 36% of total revenue. Significant revenues (i.e., greater than 5% of total revenues) were derived in France, The Netherlands and the United Kingdom, with the balance derived primarily from the eight remaining countries (Argentina, Australia, Brazil, China, Germany, Japan, Mexico, and Singapore) in which the Company maintains subsidiary or branch operations. Virtually all of the Company's foreign sales were denominated in the currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates. Historically, exchange rate exposure has been minimal, however, management believes it is prudent to reduce the risk associated with fluctuations in the value of the US dollar in the foreign exchange markets.

     In 2000, the Company deployed an average rate range forward or "collared" hedge to protect against major fluctuations in the European "Euro". Under this contract, the Company absorbed the risk of currency gains or losses within a range of movement approximately 5% up or down from a fixed spot price, but was protected against currency losses greater than 5% by a hedge derivative obtained through First Union National Bank. Currency gains greater than 5% were remitted to First Union. Gains and losses under this contract were immaterial in 2000.

     The balance of the currencies in which the Company generates foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure. Local currency revenues generated by the Company's foreign subsidiaries are used to pay local currency expenses. At any point in time, the Company's foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables. For the most part, gains or loses arise from translation and as such do not significantly affect net income. At December 31, 2000, cash denominated in foreign currencies was $6.1 million.

     Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. The Company has in place four revolving bank credit facilities, one for $5 million which bears interest at a pre-agreed percentage spread from LIBOR (London Interbank Rate), the second for Dfl 1 million which bears interest at a pre-agreed spread from AIBOR (Amsterdam Interbank Rate), the third for SGD 1.7 million which bears interest at a pre-agreed spread from the Singapore prime lending rate and the fourth for ARS 500,000 which bears interest at 16%. The interest rate risk posed by borrowings under these facilities is low because the amount of debt historically has been small in relation to annual cash flow. While changes in the interbank rates would affect the cost of funds borrowed in the future, the Company believes the effect of changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements required by this item are filed as part of this Annual Report on pages F-1 through F-29 immediately preceding the signature page to this Annual Report. The supplementary financial information required by this item are filed as part of this Annual Report under the section titled "Quarterly Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on pages S-1 through S-2 immediately preceding the signature page to this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III.


Item 10.    Directors and Executive Officers of the Registrant.

     The executive officers and directors of the Company and their ages as of March 16, 2001, are as follows:

          Name                               Age       Position
          ----                               ---       --------
Larry G. Blackwell................           60        Chairman of the Board, President and Chief Executive Officer
Ralph T. Carter...................           38        Chief Operating Officer
C. Alex Estevez...................           30        Chief Financial Officer and Corporate Secretary
W. Scott Millwood.................           37        Executive Vice President, Sales and Marketing
John M. Sterling, III.............           39        Executive Vice President, Business Development
Richard T. Brock/(1)(2)/..........           53        Director
Ira D. Cohen/(2)/.................           49        Director
John M. Sterling, Jr. /(1)/.......           63        Director
James R. Talton, Jr./(1)(2)/......           58        Director
Kenneth D. Tracy..................           58        Director

______________________
/(1)/   Member of 2001 Compensation Committee.
/(2)/   Member of 2001 Audit Committee.

Director Nominees Biographical Information

     Set forth below is certain biographical information furnished to the Company by its directors, including Richard T. Brock and Ira D. Cohen, the director nominees for the Company's Class II directorships. Messrs. Brock and Cohen are proposed for election at the Company's 2001 Annual Meeting of Stockholders (presently scheduled to be held June 8, 2001) to serve a term expiring in the year 2004. Messrs. Brock and Cohen currently serve as directors of the Company.

RICHARD T. BROCK
Age:  53
Class II Director - Term Expires 2001

     Mr. Brock has served as a director of the Company since August 1993. In 1984, Mr. Brock founded the predecessor of Firstwave Technologies, Inc., a publicly-held provider of sales and marketing automation software, for which he has served in various capacities, including Chief Executive Officer and President, since 1984. He currently serves as President and Chief Executive Officer and as a director of Firstwave Technologies. He is also the founding partner of Brock Capital Partners, a privately-held venture capital fund. He also founded and formerly served as Chief Executive Officer of Management Control Systems, Inc. Mr. Brock is a nationally-recognized developer, author and speaker on sales, marketing and service automation and business development strategy. Mr. Brock received a Bachelor of Science degree in Accounting from Spring Hill College and a Masters in Business Administration from Louisiana State University. He is also a certified public accountant.

IRA D. COHEN
Age:  49
Class II Director - Term Expires 2001

     Mr. Cohen has been a director of the Company since February 1995. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm he co-founded which focuses on mergers and acquisitions in the information technology industry. Mr. Cohen also co-founded Updata Software, Inc., and from 1986 to 1988 served as that company's Chief Financial Officer. In addition, Mr. Cohen is a Principal with two related venture funds:
Fallen Angel Equity and Updata Venture Fund. Mr. Cohen is also a director of Alphanet Solutions, Inc. and several privately held companies. He holds a Bachelor of Science degree in Accounting from City University of New York, Herbert H. Lehman College, and he is a registered certified public accountant in New York and New Jersey.

Biographical Information Concerning Other Directors

LARRY G. BLACKWELL
Age:  60
Class III Director - Term Expires 2002

     Dr. Blackwell, the founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company from its inception in 1986. Prior to founding the Company, he was President of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell holds a Bachelor of Science degree in Engineering from the University of Mississippi, a Master of Science degree from the Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and was named Inc. magazine's 1994 "Entrepreneur of the Year" in the Master Entrepreneur category for the State of South Carolina. Dr. Blackwell is the father-in-law of W. Scott Millwood, an executive officer of the Company.

JOHN M. STERLING, JR.
Age:  63
Class III Director - Term Expires 2002

     Mr. Sterling has served as a director of the Company since February 1986. He has also served as the Chairman of the Board of Directors of HomeGold Financial, Inc. (formerly Emergent Group, Inc.) since December 1990. He served as President of HomeGold from December 1990 to August 1996 and as its Chief Executive Officer from December 1990 until May 2000. Mr. Sterling also served as President of Palmetto Seed Capital Corp. from September 1993 to October 1998 and served as a General Partner of Reedy River Ventures Limited Partnership from 1981 until August 1995. Reedy River provided venture capital financing to the Company to fund its early development, and Mr. Sterling originally served on the Board of Directors of the Company pursuant to that relationship. Mr. Sterling is the father of John M. Sterling, III, an executive officer of the Company. Mr. Sterling holds a Bachelor of Science degree in Civil Engineering from The Citadel and an Masters in Business Administration from The Darden Graduate School of Business, University of Virginia.

JAMES R. TALTON, JR.
Age: 58
Class I Director- Term expires 2003

     Mr. Talton has served as a director of the Company since March 2001. He currently serves as Chairman of the Board of Directors for Impact Design Build, Inc., a real estate development company, and has served in that capacity since January 2000. From July 1999 to January 2000, Mr. Talton server as a Vice President for Impact. From July 1986 until July 1999, Mr. Talton served as the Managing Partner of KPMG LLP's Raleigh, North Carolina office. KPMG LLP is an international accounting and consulting firm. From October 1979 until June 1986, he served as Managing Partner of KPMG's Greenville, South Carolina office. Mr. Talton received a Bachelor of Science degree in Accounting from East Carolina University.

KENNETH D. TRACY
Age: 58
Class I Director - Term Expires 2003

     Dr. Tracy has served as a director of the Company since 1990. He retired from Warner-Lambert in September 2000, where he served as Vice President of Environmental Technology, a position he held since February 1991. From 1984 to 1991, he held positions of increasing responsibility with Air Products and Chemicals, Inc., including Director of Research from January 1990 to February 1991. Prior to joining Air Products, Dr. Tracy was a principal in EDI Technology Companies, where he was involved with process engineering consulting as well as software design and sales. Dr. Tracy holds Bachelor of Science and Master of Science degrees in Engineering from Pennsylvania State University and a Ph.D. in Environmental Systems from Clemson University.


Additional Information Concerning The Board Of Directors

     On March 16, 2001, the board of directors voted to increase the number of the Company's directors from five (5) to six (6), which created a vacancy in Class I of the Company's three classes of directors. On the same date, the Board of Directors appointed Mr. James R. Talton, Jr. to fill the vacancy on the Board of Directors.

     The Company's Board of Directors held 4 meetings during fiscal 2000. During fiscal 2000, the Board had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee. No director attended less than 75% of the aggregate number of meetings of the Board and the committees of the Board on which he served that were held during his term as a director of the Company.

     Committees of the Board of Directors. In connection with its initial public offering in March 1995, the Company established an Audit Committee and a Compensation Committee. The Audit Committee reviews and makes recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. In fiscal 2000, the Audit Committee consisted of Messrs. Brock, Cohen (Chairman) and Tracy. In fiscal 2000, the Audit Committee held 4 meetings. For fiscal 2001, the Audit Committee consists of Messrs. Brock, Cohen (Chairman) and Talton.

     The Compensation Committee makes recommendations to the Board of Directors regarding compensation arrangements for senior management of the Company (including annual bonus compensation), recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans. In fiscal 2000, the Compensation Committee consisted of Messrs. Brock (Chairman), Sterling (Jr.) and Tracy. The Compensation Committee held one meeting in fiscal 2000. For fiscal 2001, the Compensation Committee consists of Messrs. Brock (Chairman), Sterling (Jr.) and Talton.

     Compensation of Directors. The Company's Board of Directors is currently comprised of six members. In fiscal 2000, non-management directors received an annual retainer of $7,000 and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company has also adopted a Stock Option Plan for Directors, which provides for a grant of an option to purchase 9,000 shares of Common Stock to non-management directors when they join the board and then an annual grant of options to purchase 2,000 shares of Common Stock to such directors thereafter.

Executive Officers

     The executive officers of the Company serve at the discretion of the Board of Directors and presently include Dr. Blackwell, Ralph T. Carter, C. Alex Estevez, W. Scott Millwood, and John M. Sterling, III. See "Biographical Information Concerning Other Directors" for information about Dr. Blackwell.

RALPH T. CARTER
Chief Operating Officer
Age: 38

     Mr. Carter joined the Company as its Chief Operating Officer in August 2000. Prior to joining the Company, Mr. Carter served as Vice President - North American Sales for Honeywell International from October 1999 until July 2000. From August 1998 until October 1999 he served as Vice President - Americas Field Operations for Honeywell-Measurex and from December 1997 until August 1998 he served as its Director-North American Field Operations. From 1994 to 1997, Mr. Carter served as Regional Manager-Northeast for Measurex Corporation. Mr. Carter holds a Bachelor of Science degree in Chemical Engineering from the University of Maine.

C. ALEX ESTEVEZ
Chief Financial Officer
Age: 30

     Mr. Estevez was named Chief Financial Officer of the Company in April 1999. Prior to that time, he served as the Company's Vice President of Corporate Development from June 1998 until April 1999 and as the Director of Planning from June 1997 to June 1998. Prior to joining the Company, Mr. Estevez worked in the investment banking technology group at Raymond James & Associates from September 1992 through June 1995, where he focused on technology-based mergers and acquisitions and equity offerings, including the Company's initial public offering. From June to August 1996, he was an associate with Deloitte & Touche LLP. Mr. Estevez holds an A.B. degree from Harvard College and attended the J.L. Kellogg Graduate School of Management, Northwestern University from September 1995 through May 1997, where he received a Masters of Management (M.B.A.) in Finance and Strategy.

W. SCOTT MILLWOOD
Executive Vice President, Sales and Marketing
Age: 37

     Mr. Millwood has served as Executive Vice President, Sales and Marketing since January of 2000. Prior to that time, Mr. Millwood served as the Company's Vice President of Operations from October of 1998 to January 2000. Prior to becoming Vice President of Operations, Mr. Millwood served as the Company's Vice President of Corporate Sales from August 1995 to October 1998. Prior to joining the Company in 1995, Mr. Millwood served as regional manager for PowerCerv Corporation, a manufacturing ERP company and as a vertical market manager for Peregrine Systems, Inc. (formerly Harbinger Corporation.) Mr. Millwood holds a Bachelor of Science in Economics from Clemson University and a Masters in Business Administration from Georgia State University. Mr. Millwood is the son-in-law of Larry G. Blackwell, Chairman of the Board, Chief Executive Officer and President of the Company.

JOHN M. STERLING, III
Executive Vice President, Business Development
Age: 39

     Mr. Sterling has served as Executive Vice President, Business Development since October 2000. Prior to that time, he served as the President of iProcure, a division of the Company, from January 2000 until October 2000. Prior to being named President of iProcure, he served as the Company's Vice President of Electronic Commerce from February 1999 to December 1999. Before being named Vice President of Electronic Commerce, Mr. Sterling served as the Company's Vice President of International from September 1997 to January 1999, overseeing the Company's international operations. Prior to holding such position, Mr. Sterling served as the Company's Managing Director of European Operations from February through August 1997. Mr. Sterling also served as the Company's Vice President of Sales from 1986 to January 1997. Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products in San Mateo, California. Mr. Sterling holds a Bachelor of Science degree in Political Science from The Citadel. Mr. Sterling is the son of John M. Sterling, Jr., one of the Company's directors.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 2000 with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors in 2000 comprised of Messrs. Brock, Sterling (Jr.), and Dr. Tracy. In 2001, the Compensation Committee of the Board of Directors consists of Messrs. Brock, Sterling (Jr.), and Talton. During fiscal 2000, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of, or a consultant to, the Company. The Company's Chief Executive Officer, Dr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Compensation Committee concerning the performance of the Company's executive officers and recommendations concerning proposed adjustments to their compensation.

Executive Compensation Tables

                     Table I - Summary Compensation Table

   The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company's
(i) Chief Executive Officer, (ii) Chief Operating Officer, (iii) Chief Financial Officer, (iv) Executive Vice President, Sales and Marketing and (v) Executive Vice President, Business Development during fiscal 2000 (the "Named Executive Officers").

                                                                                                Long-Term
                                                           Annual                             Compensation
                                                        Compensation                         --------------
                                             ------------------------------------------        Securities
                                                                             Other Ann.        Underlying            All Other
Name and Principal Position(s)     Year      Salary              Bonus          Comp.     Options (# of Shares)    Compensation
-----------------------------      ----      ------              -----       ---------    --------------------     ------------
Larry G. Blackwell                 2000      $221,616/(1)/       $17,000          ---           20,000               $5,250/(2)/
    Chairman, President and        1999      $233,280/(1)/       $ 6,000          ---           30,000               $5,000/(2)/
    Chief Executive Officer        1998      $173,004/(1)/           ---          ---           26,000               $5,000/(2)/

Ralph T. Carter                    2000      $ 71,489/(3)/       $50,000      $56,696/(4)/     130,000                  ---
    Chief Operating Officer        1999           ---                ---          ---              ---                  ---
                                   1998           ---                ---          ---              ---                  ---

C. Alex Estevez                    2000      $126,573/(5)/       $14,000          ---           45,000               $2,151/(2)/
    Chief Financial Officer and    1999      $ 99,996/(5)/       $ 3,000          ---           30,000               $2,090/(2)/
    Corporate Secretary            1998      $ 92,833/(5)/           ---          ---           15,600               $1,205/(2)/

W. Scott Millwood                  2000      $144,729/(6)/           ---          ---          115,000              $2,523/(2)/
    Executive Vice President,      1999      $126,329/(6)/       $ 3,000          ---           30,000              $2,381/(2)/
    Sales and Marketing            1998      $134,329/(6)/           ---          ---           25,500              $2,593/(2)/

John M. Sterling, III              2000      $160,623/(7)/       $14,000          ---           40,000              $3,944/(2)/
    Executive Vice President,      1999      $135,000/(7)/           ---          ---           30,000              $3,750/(2)/
    Business Development           1998      $ 97,840/(7)/           ---          ---           23,432              $2,935/(2)/

--------------------------------------

/(1)/  Includes $10,500 in 2000 (1999: $10,000; 1998: $10,000) deferred at the election of Dr. Blackwell pursuant to the Company's 401(k) plan.
/(2)/ Reflects matching contributions to the Company's 401(k) plan paid by the Company on behalf of the executive officer.
/(3)/ Includes $2,008 deferred at the election of Mr. Carter pursuant to the Company's 401(k) plan. Mr. Carter joined the Company on July 30, 2000. His annualized salary for 2000 would have been $170,004.
/(4)/ Represents reimbursement by Company for moving expenses incurred in 2000; reimbursement paid in January 2001.
/(5)/  Includes $10,500 in 2000 (1999: $10,000; 1998:  $3,675) deferred at the election of Mr. Estevez pursuant to the Company's 401(k) plan.
/(6)/  Includes $10,500 in 2000 (1999: $10,000; 1998: $10,000) deferred at the election of Mr. Millwood pursuant to the Company's 401(k) plan.
/(7)/  Includes $10,500 in 2000 (1999: $10,000; 1998: $7,827) deferred at the election of Mr. Sterling pursuant to the Company's 401(k) plan.

                  TABLE II - Option/SAR Grants in Fiscal 2000


This table presents information regarding options granted to the Company's Named Executive Officers during fiscal 2000 to purchase shares of the Company's Common Stock. The Company has no outstanding stock appreciation rights (SARs) and granted no SARs during fiscal 2000. In accordance with SEC rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

                              Individual Grants
                         ----------------------------
                                          % of Total
                            Number of       Options                                        Potential Realizable
                            Securities    Granted to                                         Value at Assumed
                            Underlying     Employees    Exercise or Base                  Annual Rates of Stock
                             Options       in Fiscal          Price         Expiration      Price Appreciation
     Name                  Granted (#)       Year           ($/Share)          Date      For the Option Term/(1)/
-----------------------  --------------  ------------   -----------------   ----------   ------------------------
                                                                                             5%            10%
                                                                                         ---------     ----------
Dr. Blackwell..........     13,332/(2)/         0.75%               $7.44     12/20/10    $ 62,363     $  158,041
                             6,668/(2)/         0.38%               $8.18     12/20/05    $ 26,243     $   74,097
                          --------              ----
                            20,000              1.13%

Mr. Carter.............    120,000/(3)/         6.77%               $8.50       8/2/10    $641,473     $1,625,617
                            10,000/(2)/         0.56%               $7.44     12/20/10    $ 46,777     $  118,543
                          --------              ----
                           130,000              7.33%

Mr. Estevez............     25,000/(3)/         1.41%               $8.50       8/2/10    $133,640     $  338,670
                            20,000/(2)/         1.13%               $7.44     12/20/10    $ 93,554     $  237,085
                          --------              ----
                            45,000              2.54%

Mr. Millwood...........    100,000/(3)/         5.64%               $8.50       8/2/10    $534,560     $1,354,681
                            15,000/(2)/         0.85%               $7.44     12/20/10    $ 70,166     $  177,814
                          --------              ----
                           115,000              6.49%

Mr. Sterling...........     25,000/(3)/         1.41%               $8.50       8/2/10    $133,640     $  338,670
                            15,000/(2)/         0.85%               $7.44     12/20/10    $ 70,166     $  177,814
                          --------              ----
                            40,000              2.26%

---------------------------------
/(1)/ Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the rate shown (compounded annually) from the date of grant to the expiration date. These numbers are presented in accordance with the requirements of the SEC and do not reflect the Company's estimate of future stock price performance.


/(2)/ Option vests in 33% increments on the first, second and third anniversaries of the date of grant (December 20, 2001, 2002, and 2003).


/(3)/ Option vests in 33% increments on the first, second and third anniversaries of the date of grant (August 2, 2001, 2002 and 2003)

                  TABLE III - Option Exercises in Fiscal 2000
                    and Fiscal 2000 Year-End Option Values

The following table shows the number of options exercised during fiscal 2000 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 31, 2000. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $9.75, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market as of December 29, 2000 (the last trading day of the Company's fiscal year).

                                                          Number of Securities              Value of Unexercised
                                                         Underlying Unexercised             In-the-Money Options
                          Shares                         Options at Year-End (#)              at Year-End/(2)/
                       Acquired on       Value      ---------------------------------  -------------------------------
      Name             Exercise (#)  Realized/(1)/  Exercisable         Unexercisable  Exercisable       Unexercisable
    --------           ------------  -------------  -----------         -------------  -----------       -------------
Dr. Blackwell            100,000      $1,368,250       64,465               51,111       $ 49,417          $ 41,292

Mr. Carter                    --              --            0              130,000       $      0          $173,120

Mr. Estevez                   --              --       60,600               85,000       $ 87,200          $110,190

Mr. Millwood                  --              --       81,166              143,334       $ 60,080          $159,680

Mr. Sterling                  --              --      160,765               66,667       $544,260          $ 65,930

(1) These values have been calculated by subtracting the option exercise price from the market price of the Common Stock on the date of exercise and multiplying that figure by the total number of options exercised. For presentation purposes only, the calculation assumes that all shares acquired on exercise were sold in the open market on the date of exercise. However, Dr. Blackwell did not sell the shares acquired upon exercising these options in 2000, although he made a gift of 5,500 of such shares later in fiscal 2000.

(2) The value of unexercised in-the-money options at December 31, 2000 is calculated as follows: [(Per Share Closing Sales Price on December 29,
     2000) - (Per Share Exercise Price)] X Number of Shares Subject to Unexercised Options. The closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 29, 2000 was $9.75 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership Of Common Stock

     The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Such information is provided as of March 16, 2001. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.


                                                       Amount and Nature          Percent
          Name of Beneficial Owner                  of Beneficial Ownership       of Class
          -----------------------                   -----------------------       --------
          Larry G. Blackwell...................           3,572,509 /(1)/          17.3%
          Ralph T. Carter......................                   0                  *
          C. Alex Estevez......................              75,776 /(2)/            *
          W. Scott Millwood....................              94,700 /(3)/            *
          John M. Sterling, III................             540,668 /(4)/           2.6%
          Richard T. Brock.....................              22,000 /(5)/            *
          Ira D. Cohen.........................               9,000 /(6)/            *
          John M. Sterling, Jr.................             147,072 /(7)/            *
          James R. Talton, Jr. ................                 915 /(8)/            *
          Kenneth D. Tracy.....................              20,000 /(9)/            *
          All current directors and
           executive officers as a
           group (10 persons)..................           4,482,640 /(10)/         21.4%

          Other Stockholders

          Brown Capital Management, Inc./(11)/            2,316,300                11.3%

          Eagle Asset Management, Inc./(12)/              1,339,370                 6.5%

          Lord, Abbett & Co./(13)/                        2,052,283                10.0%


 -----------------------
/(1)/ Includes 64,465 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001. Dr. Blackwell's address is that of the Company.
/(2)/ Includes 75,600 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001.
/(3)/ Includes 84,500 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001, 7,220 shares held in joint ownership with his spouse, 1,000 shares held by his spouse individually and 1,980 shares held by his minor son. Mr. Millwood disclaims beneficial ownership of the securities held by his spouse individually and held by his son.
/(4)/ Includes 160,765 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001.
/(5)/ Includes 18,000 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001.

/(6)/ Represents 9,000 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001.
/(7)/ Represents 18,000 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001, and 129,072 shares of Common Stock held by Mr. Sterling's spouse.
/(8)/ Includes 300 shares held individually by his spouse, of which Mr. Talton disclaims beneficial ownership.
/(9)/ Includes 18,000 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001, and 2,000 shares of Common Stock to which Dr. Tracy shares voting and investment power with his spouse.
/(10)/ Includes 448,330 shares of Common Stock subject to options exercisable on or within 60 days after March 16, 2001.
/(11)/ The business address of Brown Capital Management, Inc. is 1201 N. Calvert
       Street, Baltimore, Maryland 21202. The numbers reported were derived from a Schedule 13G executed by Brown Capital Management on February 14 , 2001 and filed with the Securities and Exchange Commission on February 15, 2001. According to the Schedule 13G, all of the shares of the Common Stock are owned by various investment advisory clients of Brown Capital Management, Inc. Brown Capital Management, Inc. has both investment and voting power over such shares. No individual client of Brown Capital Management holds more than five percent of the class.
/(12)/ The business address of Eagle Asset Management, Inc. is 880 Carillon
       Parkway, St. Petersburg, Florida 33716. The numbers reported were derived from a Schedule 13G executed by Eagle Asset Management on January 5, 2001 and filed with the Securities and Exchange Commission on January 10, 2001.
/(13)/ The business address of Lord, Abbett & Co. is 90 Hudson Street, Jersey
       City, New Jersey 07302. The numbers reported were derived from a Schedule 13G executed by Lord, Abbett & Co. and filed with the Securities and Exchange Commission on January 19, 2001.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                    PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this Report:

     1.   Financial Statements

          .    Independent Auditors' Report.
          .    Consolidated Balance Sheets as of December 31, 1999 and 2000.
          .    Consolidated Statements of Operations for the Years Ended
               December 31, 1998, 1999 and 2000
          .    Consolidated Statements of Stockholders' Equity and Comprehensive
               Income (Loss) for the Years Ended December 31, 1998, 1999 and
               2000.
          .    Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1999 and 2000.
          .    Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules:

          .    Allowance for Doubtful Accounts Receivable.

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

     3.   Exhibits:

          Exhibit
          Number         Description

          3.1*           Amended and Restated Certificate of Incorporation.

          3.1(a)** Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

          3.2*           Bylaws.

          3.2(a)         Amendment to Bylaws, dated March 16, 2001.

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

          4.2*           Specimen Stock Certificate.

          10.1*** The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997)./(1)/

          10.1(a)**      First Amendment to the Datastream Systems, Inc. 1995
                         Stock Option Plan (as amended and restated through May
                         7, 1997), dated March 14, 1998./(1)/

          10.1(b)****    Second Amendment to the Datastream Systems, Inc. 1995
                         Stock Option Plan (as amended and restated through May
                         7, 1997), dated May 8, 1998./(1)/

          10.1(c)****    Third Amendment to the Datastream Systems, Inc. 1995
                         Stock Option Plan (as amended and restated May 7,
                         1997), dated March 12, 1999./(1)/

          10.2+ The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996)./(1)/

          10.2(a)**      First Amendment to Datastream Systems, Inc. Stock
                         Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998./(1)/

          10.2(b)****    Second Amendment to the Datastream Systems, Inc. Stock
                         Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999./(1)/

          10.3++         The Datastream Systems, Inc. 1998 Stock Option
                         Plan./(1)/

          10.3(a)****    First Amendment to the Datastream Systems, Inc. 1998
                         Stock Option Plan, dated March 12, 1999./(1)/

          21             Subsidiaries of the Company.

          23             Consent of KPMG LLP.

          24             Power of Attorney (included on signature page hereto).
___________

* Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Company's Registration Statement on Form S-1 (File No. 33-89498).

** Incorporated herein by reference to exhibit of the same number in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

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

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590).

/(1)/ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                         Independent Auditors' Report

The Board of Directors
Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries, as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ KPMG LLP
Greenville, South Carolina
February 2, 2001

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 2000

           Assets                                                                   1999                  2000
           ------                                                            ------------------     ----------------
Current assets:
    Cash and cash equivalents                                                    $ 17,912,797          $ 15,487,515
    Accounts receivable, net of allowance for doubtful accounts
      of $3,388,719 and $3,183,453 in 1999 and 2000, respectively                  30,221,995            22,939,649
    Unbilled revenue, net of allowance of $174,500 and $156,000 in
      1999 and 2000, respectively                                                   2,311,247             2,065,745
    Income taxes receivable                                                                --             9,504,889
    Investments                                                                       250,790                   160
    Prepaid expenses                                                                1,392,028             1,615,325
    Inventories                                                                       109,453               125,059
    Deferred income taxes                                                           1,410,000             3,665,000
    Other assets                                                                    1,710,019             1,358,525
                                                                                 ------------          ------------
         Total current assets                                                      55,318,329            56,761,867

Investments                                                                         4,200,000             2,000,000
Property and equipment, net                                                        13,583,471            14,125,640
Goodwill, net of accumulated amortization of $6,191,464 and $9,213,126
    in 1999 and 2000, respectively                                                 15,073,239            12,051,577
Other intangible asset, net of accumulated amortization of $0 and
    $206,250 in 1999 and 2000, respectively                                                --               343,750
                                                                                 ------------          ------------

         Total assets                                                            $ 88,175,039          $ 85,282,834
                                                                                 ============          ============

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                                                3,919,404             3,464,121
    Other accrued liabilities                                                       7,387,417            10,824,994
    Income taxes payable                                                              120,928                  --
    Current portion of long-term debt                                                 650,578               213,642
    Unearned revenue                                                                8,587,980            10,174,327
                                                                                 ------------          ------------
         Total current liabilities                                                 20,666,307            24,677,084

Long-term debt, less current portion                                                  224,285                 8,116
                                                                                 ------------          ------------
         Total liabilities                                                         20,890,592            24,685,200
                                                                                 ------------          ------------
Stockholders' equity:
    Preferred stock, $1 par value, 1,000,000 shares authorized;
      none issued                                                                          --                    --
    Common stock, $.01 par value, 40,000,000 shares authorized;
      19,674,208 and 20,730,644 shares issued and outstanding at
      December 31, 1999 and 2000, respectively                                        196,742               207,306
    Additional paid-in capital                                                     70,533,683            80,985,427
    Retained earnings (accumulated deficit)                                           760,050           (16,083,208)
    Other accumulated comprehensive loss                                             (153,265)             (459,128)
    Treasury stock, 405,000 shares at December 31, 1999 and 2000                   (4,052,763)           (4,052,763)
                                                                                 ------------          ------------
         Total stockholders' equity                                                67,284,447            60,597,634
                                                                                 ------------          ------------

         Total liabilities and stockholders' equity                              $ 88,175,039          $ 85,282,834
                                                                                 ============          ============

See accompanying notes to consolidated financial statements

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years Ended December 31, 1998, 1999 and 2000

                                                                            1998                1999                2000
                                                                    -----------------    -----------------    ----------------
Revenues:
    Product                                                            $  38,226,287       $  39,267,761       $  29,371,329
    Professional services                                                 42,621,294          56,333,517          44,710,090
    Support                                                               17,707,276          23,174,800          23,286,808
                                                                       -------------       -------------       -------------

      Total revenues                                                      98,554,857         118,776,078          97,368,227
                                                                       -------------       -------------       -------------

Cost of revenues:
    Cost of product revenues                                               2,109,357           2,319,732           1,981,578
    Cost of professional services revenue                                 22,401,797          34,718,039          33,173,411
    Cost of support revenues                                               4,730,756           5,405,844           6,868,246
    Amortization and write off of capitalized software                     5,513,794           4,101,785                  --
                                                                       -------------       -------------       -------------

         Total cost of revenues                                           34,755,704          46,545,400          42,023,235
                                                                       -------------       -------------       -------------

      Gross profit                                                        63,799,153          72,230,678          55,344,992

Operating expenses:
    Sales and marketing                                                   25,397,349          33,694,598          44,405,152
    Product development                                                    8,174,226          14,554,565          15,887,136
    General and administrative                                             7,644,882          10,833,236          12,954,302
    Goodwill amortization                                                  2,044,001           3,056,460           3,021,662
    In-process research and development,
      restructuring and other                                              9,990,256            (294,201)                 --
                                                                       -------------       -------------       -------------

      Total operating expenses                                            53,250,714          61,844,658          76,268,252
                                                                       -------------       -------------       -------------

      Operating income (loss)                                             10,548,439          10,386,020         (20,923,260)

Other income (expense):
    Interest and other income                                                668,097           1,643,668             768,200
    Interest expense                                                        (131,833)           (182,323)            (85,347)
    Other expense (note 16)                                                       --                  --          (4,703,423)
                                                                       -------------       -------------       -------------

      Net other income (loss)                                                536,264           1,461,345          (4,020,570)
                                                                       -------------       -------------       -------------

      Income (loss) before income taxes                                   11,084,703          11,847,365         (24,943,830)

Income tax expense (benefit)                                               6,384,198           4,412,219          (8,100,572)
                                                                       -------------       -------------       -------------

      Net income (loss)                                                $   4,700,505       $   7,435,146       $ (16,843,258)
                                                                       =============       =============       =============

      Basic net income (loss) per share                                $        0.25       $        0.39       $       (0.84)
                                                                       =============       =============       =============

      Diluted net income (loss) per share                              $        0.23       $        0.37       $       (0.84)
                                                                       =============       =============       =============

      Basic weighted average number of common
         and potential common shares outstanding                          18,935,092          19,118,535          20,008,710
                                                                       =============       =============       =============

      Diluted weighted average number of common
         and potential common shares outstanding                          20,279,434          20,098,519          20,008,710
                                                                       =============       =============       =============

See accompanying notes to consolidated financial statements

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                 Years Ended December 31, 1998, 1999 and 2000

                                                                                                Other
                                                                                             Accumulated
                                                                    Additional    Retained  Comprehensive                   Total
                                                          Common     Paid-in      Earnings      Income      Treasury   Stockholders'
                                                          Stock      Capital      (Deficit)     (Loss)       Stock        Equity
                                                       --------  -----------  ------------  -----------  ------------  -------------
Balance at December 31, 1997                           $185,855  $58,049,212  $(11,375,601) $   248,231  $         --  $ 47,107,697
 Comprehensive income/(loss)
   Net income                                                --           --     4,700,505           --            --     4,700,505
   Unrealized losses on securities available-for-sale        --           --            --      (30,956)           --       (30,956)
   Foreign currency translation adjustment                   --           --            --      734,007            --       734,007
                                                                                                                        -----------
  Total comprehensive income                                                                                              5,403,556
                                                                                                                        -----------
  Exercise of stock options                               2,974    1,958,556            --           --            --     1,961,530
  Tax benefit of options exercised                           --      182,000            --           --            --       182,000
  Stock issued for Employee Stock Purchase Plan             237      245,909            --           --            --       246,146
Stock issued in acquisitions                              2,767    5,702,728            --           --            --     5,705,495
                                                        -------   ----------   -----------   ----------   -----------   -----------

Balance at December 31, 1998                            191,833   66,138,405    (6,675,096)     951,282            --    60,606,424
 Comprehensive income/(loss)
   Net income                                                --           --     7,435,146           --            --     7,435,146
   Unrealized gain on securities available-for-sale          --           --            --      102,622            --       102,622
   Foreign currency translation adjustment                   --           --            --   (1,207,169)           --    (1,207,169)
                                                                                                                        -----------
 Total comprehensive income                                                                                               6,330,599
                                                                                                                        -----------
 Exercise of stock options                                4,536    3,568,477            --           --            --     3,573,013
 Tax benefit of options exercised                            --      352,000            --           --            --       352,000
 Stock issued for Employee Stock Purchase Plan              373      349,026            --           --            --       349,399
 Amortization of compensatory stock options                  --      125,775            --           --            --       125,775
 Acquisition of 405,000 shares                               --           --            --           --    (4,052,763)   (4,052,763)
                                                        -------   ----------   -----------   ----------   -----------   -----------
Balance at December 31, 1999                            196,742   70,533,683       760,050     (153,265)   (4,052,763)   67,284,447
 Comprehensive loss
   Net loss                                                  --           --   (16,843,258)          --            --   (16,843,258)
   Unrealized losses on securities available-for-sale        --           --            --     (102,622)           --      (102,622)
   Foreign currency translation adjustment                   --           --            --     (203,241)           --      (203,241)
                                                                                                                        -----------
 Total comprehensive loss                                                                                               (17,149,121)
                                                                                                                        -----------
    Exercise of stock options                             9,469    7,086,418            --           --            --     7,095,887
    Tax benefit of options exercised                         --    1,851,000            --           --            --     1,851,000
    Stock issued for Employee Stock Purchase Plan           395      472,349            --           --            --       472,744
    Amortization of compensatory stock options               --      237,677            --           --            --       237,677
    Shares issues for legal settlement                      700      804,300            --           --            --       805,000
                                                        -------   ----------   -----------   ----------   -----------   -----------
Balance at December 31, 2000                           $207,306  $80,985,427  $(16,083,208) $  (459,128) $ (4,052,763) $ 60,597,634
                                                        =======   ==========   ===========   ==========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years Ended December 31, 1998, 1999 and 2000

                                                                                     1998               1999               2000
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                                            $  4,700,505       $  7,435,146       $(16,843,258)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                                3,502,000          4,566,238          5,167,553
        Amortization of capitalized software development costs                      1,570,250          4,101,785                 --
        Amortization of goodwill                                                    2,044,001          3,056,460          3,021,662
        Amortization of customer list                                                      --                 --            206,250
        Accretion of investment discount, net                                        (127,516)              (320)                --
        (Gain) loss on disposal of equipment                                           43,540            (26,935)                --
        Provision for doubtful accounts                                             1,233,927            314,882           (223,766)
        Stock based compensation                                                           --            125,775            237,677
        Issuance of shares in legal settlement                                             --                 --            805,000
        Write-off of in-process research and development                            3,540,008                 --                 --
        Write-off of capitalized software                                           3,943,544                 --                 --
        Changes in operating assets and liabilities, net of
          effects of acquisition:
            Accounts receivable                                                    (9,560,807)         1,904,086          7,487,612
            Unbilled receivables                                                     (490,547)           450,675            264,002
            Prepaid expenses                                                         (947,589)           241,199           (223,297)
            Inventories                                                               223,963            165,049            (15,606)
            Deferred income taxes                                                    (522,000)          (355,800)        (2,255,000)
            Other assets                                                             (244,381)           (47,303)           351,494
            Accounts payable                                                           (3,639)           775,511           (455,283)
            Other accrued liabilities                                              (1,288,596)        (2,380,762)         3,437,577
            Income taxes payable                                                     (278,611)        (2,289,523)        (7,774,817)
            Unearned revenue                                                        1,487,375            295,101          1,586,347
                                                                                 ------------       ------------       ------------
               Net cash provided by (used in) operating activities                  8,825,427         18,331,264         (5,225,853)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
    Purchase of investments                                                          (767,793)        (4,310,000)        (2,000,000)
    Proceeds from sale and maturities of investments                               12,627,581          4,571,794          4,348,008
    Additions to property and equipment                                            (4,462,480)        (5,041,827)        (5,709,722)
    Purchase of customer list                                                              --                 --           (550,000)
    Capitalized software development costs                                         (3,654,731)          (967,007)                --
    Cash paid for acquisition, net of cash acquired                               (10,874,284)                --                 --
                                                                                 ------------       ------------       ------------
               Net cash used in investing activities                               (7,131,707)        (5,747,040)        (3,911,714)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                         1,961,530          3,573,013          7,095,887
    Proceeds from stock issuances under employee purchase plan                        246,146            349,399            472,744
    Cash paid to acquire treasury stock                                                    --         (4,052,763)                --
    Principal payments on long-term debt                                             (811,931)          (691,116)          (653,105)
    Proceeds from issuance of net debt                                                506,350            618,000                 --
                                                                                 ------------       ------------       ------------
               Net cash provided by (used in) financing activities                  1,902,095           (203,467)         6,915,526
                                                                                 ------------       ------------       ------------

Foreign currency translation adjustment                                               734,007         (1,207,169)          (203,241)
Net increase (decrease) in cash and cash equivalents                                4,329,822         11,173,588         (2,425,282)
Cash and cash equivalents at beginning of year                                      2,409,387          6,739,209         17,912,797
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at end of year                                         $  6,739,209       $ 17,912,797       $ 15,487,515
                                                                                 ============       ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                   $    178,113       $    171,778       $     92,114
                                                                                 ============       ============       ============
      Income taxes                                                               $  7,094,949       $  7,123,200       $  2,036,114
                                                                                 ============       ============       ============

Supplemental disclosure of non-cash activities:
    Unrealized net gain (loss) on investments available
      for sale, net of income taxes                                              $    (30,956)      $    102,622       $   (102,622)
                                                                                 ============       ============       ============

See accompanying notes to consolidated financial statements

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000



(1) Summary of Significant Accounting Policies

    (a) Organization and Basis of Presentation

        Datastream Systems, Inc. (the "Company" or "Datastream") is a leading provider of asset lifecycle management solutions. The Company's solutions enable businesses, government agencies and other organizations to maximize the profitability of assets in the four distinct phases of their lifecycle: buy, track, manage, and sell. A component of this lifecycle is the procurement of spare parts used to maintain assets. The Company's iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. In addition to its U.S. operations, the Company has direct sales offices in Argentina, Australia, Brazil, Canada, China, France, Germany, Japan, Mexico, The Netherlands, Singapore, and the United Kingdom.

        On March 31, 1998, the Company acquired Datastream Systems GmbH & Co., KG (formerly Insta Instandhaltung technischer Anlagen GmbH, ("Insta")) (see note 2).

        On June 16, 1998, the Company acquired Datastream - SIS PFE Ltd. (formerly Strategic Information Systems PTE. Ltd., ("SIS")) (see note
        2).

        On July 13, 1998, the Company acquired certain assets of Datastream Systems Pty Ltd. (formerly Datastream (Pacific) Pty Ltd., ("DSTM-PAC")) (see note 2).

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

                                      F-6                            (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000


   (c)    Revenue Recognition

          The Company's revenue, which consists primarily of fees for product sales, professional services and customer support, is recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the entity. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. Revenue from hosted software service arrangements is recognized ratably over the term of the hosting arrangement. Revenue from transaction service fees is generally recognized when the transaction has occurred.

          In December 1998, the AICPA issued SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently, recognized in accordance with SOP 97-2. The Company adopted SOP 98-9 effectively January 1, 2000 and there was no material effect on its financial position, results of operations or cash flows.

          In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting practices to revenue recognition. The Company adopted SAB 101 in fiscal year 2000 and there was no material effect on the financial position, results of operations or cash flows.

          The Company continually evaluates its obligations with respect to warranties, returns and refunds. Based on historical trends and management's evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts. The Company may in certain circumstances grant discounts for product sales. The discounts are recognized in the product revenue at the time of shipment.

   (d)    Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                       F-7                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000



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

   (g)    Inventories

          Inventories are stated at the lower of cost (first-in, first-out) basis or market (net realizable value). Substantially all of the Company's inventory is software-related product.

                                      F-8                           (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000

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

          Amortization of capitalized software development costs is provided on a product-by-product basis and begins when the product is available for sale. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line basis over the remaining estimated economic life of the software, which is generally from eighteen months to three years. The ongoing assessment of the realizability of these costs requires considerable judgment as to anticipated future product revenues, related estimated economic life, and changes in hardware and software technology. Amortization of software development costs is included in cost of product revenues in the accompanying statements of operations.

          During the years ended December 1998, 1999 and 2000, total costs incurred (excluding amortization of capitalized software development costs) for software development activities were $11,828,957, $15,521,571 and $15,887,136, respectively; total capitalized software development costs were $3,654,731, $967,007 and $0, respectively; and amortization of capitalized costs was $1,570,250, $4,101,785 and $0, respectively.

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

                                       F-9                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000

       In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance that requires capitalization of certain costs during an internal-use software development project. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (c) interest costs incurred. The Company adopted and applied the provisions of SOP 98-1 beginning in fiscal year 1999 to internal-use computer software costs incurred during the year including those projects in progress upon initial application of SOP 98-1.

       In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs"("EITF 00-2"). EITF 00-2 provides guidance that requires the capitalization of certain costs incurred in the development of Internet web sites following the guidelines of SOP 98-1. The Company adopted and applied the provisions of EITF 00-2 in fiscal year 2000. There was no material impact on the Company of adopting the provisions of EITF 00-2.

       During the years ended December 1998, 1999 and 2000 total cost capitalized under the provisions of SOP 98-1 and EITF 00-2 were approximately $0, $108,000, and $143,000, respectively.

  (j)  Goodwill and Other Intangible Asset

       Goodwill represents the excess of the purchase price over the fair values of assets acquired. Goodwill is amortized using the straight-line method over its estimated useful life of seven years. The recoverability of goodwill is periodically reviewed when events or circumstances warrant. Impairment, determined when the carrying value of an asset cannot be recovered over its remaining useful life from undiscounted future cash flows, is measured and recognized when the fair value is less than the asset's carrying amount.

       Other intangible asset consists of a customer list. It is amortized using the straight-line method over its estimated useful life of two years.

   (k) Derivative Financial Instruments

       The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined foreign currency rate risks.

       Foreign currency average rate range forward contracts have been used to manage fluctuations of the European "Euro". During 2000, the Company had a foreign currency contract that settled quarterly on March 31, June 30, September 30 and December 31 and any realized gain or loss was recorded each quarter. Total gains (losses) associated with these contracts were not material. At December 31, 2000, the Company was not party to any foreign currency contract.

                                      F-10                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000

   (l)   Stock Option Plans

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

   (m)   Income Taxes

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

   (n)   Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income
         (loss) by the weighted average number of common and potential common shares outstanding. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method, except when losses occur creating antidilution.

   (o)   Foreign Currency Translation

         The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period.

   (p)   Comprehensive Income (Loss)

         Comprehensive income consists of net income, net unrealized foreign currency translation adjustment and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

                                      F-11                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000

   (q) Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No. 137). Statements No. 137 delayed the effective date for Statement No. 133 for one year. In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment to SFAS 133" (Statement No. 138). Statements No. 133 and No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company is required to adopt Statements No. 133 and No. 138 in the first quarter of 2001. There is no material impact on the Company of adopting Statements No. 133 and No. 138.

       In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting practices to revenue recognition. The Company adopted SAB 101 in fiscal year 2000 and there was no material effect on the financial position, results of operations or cash flows.

   (r) Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including estimates and assumptions for allowance for doubtful accounts, allowance for deferred tax assets, and useful lives of goodwill and capitalized software development costs. Actual results could differ from those estimates.

   (s) Advertising Costs

       The Company expenses advertising costs in the period incurred. Advertising expense was approximately $1,910,000, $1,870,000, and $3,535,000 in 1998, 1999 and 2000, respectively.

                                      F-12                         (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000

   (2) Acquisitions

       On March 31, 1998, the Company acquired all of the capital stock and equity interests of Insta for a total purchase price of $7.2 million. The purchase price consisted of approximately $4.4 million in cash, approximately $2.6 million of common stock (130,435 shares valued at $20.12 per share) and the assumption of net liabilities and costs incurred. Insta is a computerized maintenance management software vendor in Germany. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

       On June 16, 1998, the Company acquired all of the capital stock and equity interests of SIS for a total purchase price of $7.9 million. The purchase price consisted of approximately $4.6 million in cash, approximately $1.9 million of common stock (88,652 shares valued at $21.75 per share) and the assumption of net liabilities and costs incurred. SIS is an enterprise asset maintenance solution provider based in Singapore. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

       On July 13, 1998, the Company acquired certain assets of DSTM-PAC, an Australian corporation, for a total purchase price of $1.2 million. The purchase price consisted of $299,823 in cash, $299,823 of common stock (13,274 shares valued at $22.59 per share) and costs incurred. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets purchased based on the fair values on the date of acquisition.

       On September 2, 1998, the Company acquired all of the capital stock and equity interests of Computec and Computec-Mexico for a total purchase price of $3.8 million. The purchase price consisted of approximately $1.8 million in cash, $852,498 of common stock (44,304 shares valued at $19.24 per share) and the assumption of net liabilities and costs incurred. Computec is an enterprise asset maintenance solution provider based in Argentina and Computec-Mexico is an affiliated enterprise asset maintenance solution provider based in Mexico. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets purchased and the liabilities assumed based on the fair values on the date of acquisition.

   (3) In-process Research and Development, Restructuring and Other Charges

       For the years ended December 31, 1998, 1999 and 2000, the Company recorded in-process research and development, restructuring and other charges (benefits) as follows:

                                                                     1998             1999                 2000
                                                              --------------      ------------        -------------

          In-process research and development                 $    3,540,008               --                    --
          Restructuring and other charges (benefits)               6,450,248           294,201)                  --
                                                              --------------      ------------        -------------

                                                              $    9,990,256          (294,201)                  --
                                                              ==============      ============        =============

                                      F-13                           (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000

   In 1998, the Company determined that it was necessary to aggressively migrate its current and future products to a new web-based technology platform and developed a plan to restructure certain of its operations in response to increased competition and rapidly changing technology. The restructuring plan required the discontinuance of certain internally developed and acquired products and the reorganization of the Company's product development and distribution structures domestically and internationally to improve efficiencies and customer service and eliminate redundancy. As a result, the Company recorded the following charges: (i) involuntary relocation and termination costs of $2,421,000 related to the centralization of product development, services and support functions, (ii) provision for increased credit risk on outstanding receivable balances related to product obsolescence of $900,000, (iii) cost of closing redundant facilities of $656,000 and (iv) charges related to the discontinuance of the Company's indirect sales model of $2,242,281. In addition to the amounts noted above, the Company also recorded $3,345,600 of capitalized software write-offs related to the obsolescence and discontinuance of certain products.

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

   The major components of the 1998 charges and the amounts utilized in 1999 were as follows:

                                  Original                                     Adjusted              Amount              Remaining
                                   Charge              Reallocation             Charge              Utilized              Balance
                             -----------------     ------------------      ---------------     ---------------      ----------------

Involuntary
  terminations
  related to
  centralized
  functions                  $     2,421,000            (1,541,000)             880,000             (616,768)              263,232
Provisions for
  credit risk and
  warranty on
  obsolete
  products                           900,000             1,645,000            2,545,000           (2,542,548)                2,452
Costs of closing
  redundant
  facilities                         656,000              (104,000)             552,000             (523,483)               28,517
                             ---------------      ----------------         ------------        -------------        --------------

Total                        $     3,977,000                    --            3,977,000           (3,682,799)              294,201
                             ===============      ================         ============        =============        ==============

   The remaining balance of the reserves was recognized as a reduction to operating expense in the fourth quarter of 1999. There was no remaining reserve balance at December 31, 1999 and no utilization of the reserve or additional reserve recorded in 2000.

                                      F-14                           (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

(4)  Investment Securities

     The amortized cost, gross unrealized gains and market value of investment securities at December 31, 1999 and 2000 are as follows:

                                                                           Gross               Estimated
                                                   Amortized             Unrealized               Fair
                                                      Cost                 Gains                 Value
                                               ----------------      ----------------      ----------------
          December 31, 1999
          -----------------

          Available for sale:
            Equity securities               $        148,168               102,622               250,790
          Held to maturity:
            State of S.C. Bonds                    4,200,000                    --             4,200,000
                                            ----------------      ----------------      ----------------

                                            $      4,348,168               102,622             4,450,790
                                            ================      ================      ================
           December 31, 2000
          ------------------

          Available for sale:
            Equity securities               $      2,000,160                    --             2,000,160
                                            ----------------      ----------------      ----------------

                                            $      2,000,160                    --             2,000,160
                                            ================      ================      ================

     Proceeds from the sale of investment securities available-for-sale during 1999 and 2000 were approximately $3.1 million and $250,000, respectively, which approximated amortized costs. During 2000, held to maturity investments were sold.

     During 1997, the Company entered into a preferred stock purchase agreement with an unrelated software company (the "Investee"). Under the agreement, the Company purchased 221,910 shares of the Investee's convertible preferred stock for a total purchase price of approximately $2.0 million. During 1999, the Investee was purchased. The Company sold shares with a carrying value of approximately $1.9 million during 1999 and $250,000 during 2000.

     During 2000, the Company entered into a preferred stock purchase agreement with an unrelated auction company (the "Investee"). Under the agreement, the Company purchased 249,688 shares (adjusted for a one to three reverse stock split) of the Investee's convertible preferred stock for a total purchase price of $2.0 million. This investment is being accounted for as an available-for-sale equity security and is included in non-current investments in the accompanying balance sheet.

(5)  Fair Value of Financial Instruments

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

     At December 31, 1999 and 2000, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

                                                                     (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 1999 and 2000.

     At December 31, 1999 the fair values of investment securities presented in note 4 are based on quoted market prices at the reporting date for those or similar investments. For investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. At December 31, 2000, investment securities are carried at cost.

(6)  Property and Equipment

     Property and equipment consisted of the following at December 31:

                                                                             1999                       2000
                                                                      -------------------      -------------------
          Land                                                        $           548,304      $           544,614
          Building                                                              6,231,542                7,360,322
          Computer equipment                                                   15,459,399               17,844,097
          Furniture and fixtures                                                2,704,463                2,923,988
                                                                      -------------------      -------------------
                                                                               24,943,708               28,673,021
          Accumulated depreciation                                            (11,360,237)             (14,547,381)
                                                                      -------------------      -------------------

                                                                      $        13,583,471      $        14,125,640
                                                                      ===================      ===================


(7)  Other Accrued Liabilities

     Other accrued liabilities consisted of the following at December 31:

                                                                      1999                    2000
                                                              -------------------     -------------------
     Accrued salaries and commission                          $         1,821,475     $         2,957,373
     Sales and payroll taxes payable                                    2,380,068               2,397,089
     Accrued legal settlement                                                  --               1,400,683
     Other accrued liabilities                                          3,185,874               4,069,849
                                                              -------------------     -------------------

                                                              $         7,387,417     $        10,824,994
                                                              ===================     ===================

                                                                     (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(8)  Long-term Debt

     Long-term debt as of December 31, consists of the following:

                                                                              1999                       2000
                                                                      -------------------        -------------------
     Note payable in annual payments of $16,500, plus
       interest at 5.5% through December 2001; collateralized
       by building                                                    $           245,387        $           211,035



     Subordinated note payable due January 2000, plus
       interest at 4.25%                                                          618,000                         --


     Subordinated note payable in annual payments of $2,837,
       plus interest at 6.5% through December 2002                                 11,476                     10,723
                                                                      -------------------        -------------------
                                                                                  874,863                    221,758
         Less current portion                                                    (650,578)                  (213,642)
                                                                      -------------------        -------------------

     Long-term debt, less current portion                             $           224,285        $             8,116
                                                                      ===================        ===================

     The remaining annual maturities of long-term debt subsequent to December 31, 2000 are as follows:

          2001                                                                             $  213,642
          2002                                                                                  8,116
                                                                                           ----------

          Total                                                                            $  221,758
                                                                                           ==========

(9)  Lines of Credit

     The Company maintains a multicurrency line of credit that provides for borrowings of 70% of accounts receivable less than 60 days aged up to $5,000,000. There were 1,200,000 German Marks ($618,000) outstanding under the line at December 31, 1999. There was no outstanding balance under the line at December 31, 2000.

     In addition the Company maintains lines of credit or over draft facilities in certain locations including a Dutch guilder line for Dfl 1 million (approximately $420,000) which bears interest at a pre-agreed percentage spread from AIBOR (Amsterdam Interbank Rate), a Singapore dollar line for Sgd 1,712,500 (approximately $990,000) which bears interest at 1% over the Singapore dollar prime lending rate and an Argentina peso line for 500,000 (approximately $500,000) which bears interest at 16%.

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(10) Income Taxes

     Income tax expense (benefit) for the years ended December 31 is as follows:

                                                       Current                  Deferred                  Total
                                              -------------------      -------------------      -------------------
     1998:
        Federal                               $         3,528,249      $           571,000      $         4,099,249
        State                                             432,383                   35,000                  467,383
        Foreign                                         2,945,566               (1,128,000)               1,817,566
                                              -------------------      -------------------      -------------------

             Total                            $         6,906,198      $          (522,000)     $         6,384,198
                                              ===================      ===================      ===================
      1999:
        Federal                               $         3,002,073      $        (1,887,160)     $         1,114,913
        State                                             367,900                 (226,235)                 141,665
        Foreign                                         1,398,046                1,757,595                3,155,641
                                              -------------------      -------------------      -------------------

             Total                            $         4,768,019      $          (355,800)     $         4,412,219
                                              ===================      ===================      ===================


     2000:
       Federal                                $        (4,876,903)     $          (766,000)     $        (5,642,903)
       State                                             (130,549)                (388,000)                (518,549)
       Foreign                                           (838,120)              (1,101,000)              (1,939,120)
                                              -------------------      -------------------      -------------------

            Total                             $        (5,845,572)     $        (2,255,000)     $        (8,100,572)
                                              ===================      ===================      ===================

     Income tax expense differed from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

                                                              1998                     1999                      2000
                                                     -----------------       ------------------        ------------------
     Computed "expected" tax expense
      (benefit)                                      $       3,768,799       $        4,028,104        $       (8,480,902)
     Increase (decrease) in income taxes
      resulting from:
        State and local income taxes, net of
         Federal income tax benefits                           308,473                   93,500                  (309,570)
        In process research and development                  1,282,131                       --                        --
        Effect of graduated income tax rates                    10,847                   49,197                        --
        Goodwill amortization                                  694,960                1,039,197                 1,027,365
        Reduction in expected liability                             --                 (803,207)                 (500,000)
        Other, net                                             318,988                    5,428                   162,535
                                                     -----------------       ------------------        ------------------

     Actual tax expense (benefit)                    $       6,384,198       $        4,412,219        $       (8,100,572)
                                                     =================       ==================        ==================

                                                                     (Continued)

                  DATASTREAM SYSTEMS, INC. AND SUBISIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                             1999             2000
                                                        ------------       ------------
     Deferred tax assets:
       Net operating loss carryforwards                 $  1,057,000       $  2,740,000
       Accrued expenses and allowances                     1,410,000          2,573,000
                                                        ------------       ------------
       Total gross deferred tax assets                     2,467,000          5,313,000
       Less valuation allowance                           (1,057,000)        (1,648,000)
                                                        ------------       ------------

     Net deferred tax assets                            $  1,410,000       $  3,665,000
                                                        ============       ============

     The valuation allowance for deferred tax assets as of December 31, 1999 and 2000 was $1,057,000 and $1,648,000, respectively, and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery.

     At December 31, 2000 the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $7,900,000, of which less than $1,000,000 expires through 2005; the remainder can be carried forward indefinitely.

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

     The Company's contributions to the Plan totaled approximately $388,000, $527,000 and $621,000 in 1998, 1999 and 2000, respectively.

                                       F-19                          (Continued)

                  DATASTREAM SYSTEMS, INC. AND SUBISIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(12)  Stock Compensation Plans

      1995 Stock Option Plan
      ----------------------

      On September 8, 1995, the Company amended and restated the Datastream Systems, Inc. 1995 Stock Option Plan (the "1995 Plan") to provide for the grant of both incentive and non-qualified options to purchase up to 2,000,000 shares of the Company's common stock (adjusted for September 12, 1995 and January 30, 1998 two-for-one stock splits). The Company's stockholders approved the amendment and restatement at the Company's 1996 annual meeting of stockholders held on May 23, 1996. On December 26, 1996, the Company's Board of Director's authorized an additional 1,000,000 shares (adjusted for January 30, 1998 two-for-one stock split) to be added to the 2,000,000 share limit available under the 1995 Plan, subject to stockholder approval. The Company's stockholders approved of this increase at the Company's 1997 annual meeting of stockholders held on June 13, 1997. Options granted under this plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

      Datastream Systems, Inc. 1997 European Stock Option Plan
      --------------------------------------------------------

      On June 13, 1997, the Company's board of directors approved the Datastream Systems, Inc. 1997 European Stock Option Plan (the "1997 EU Plan") to provide for grants of stock options to purchase shares of the Company's common stock to employees of the Company's subsidiaries in The Netherlands, the United Kingdom and France. The 1997 EU Plan consists of three sub-plans for each of the respective subsidiaries. Initially, the board authorized and reserved for issuance a total of 500,000 shares of common stock (adjusted for January 30, 1998 two-for-one stock split) under the three sub-plans of the 1997 EU Plan (200,000 for The Netherlands sub-plan; 150,000 for the U.K. sub-plan; and 150,000 for the French sub-plan). On June 12, 1998, the board authorized and reserved a total of 110,000 additional shares of common stock for issuance under The Netherlands sub-plan (75,000 shares) and the French sub-plan (35,000 shares). Options granted pursuant to these plans have varying vesting patterns up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the particular option agreement. Options granted under the EU Plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

                                       F-20                          (Continued)

                  DATASTREAM SYSTEMS, INC. AND SUBISIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


   Datastream Systems, Inc. 1998 Stock Option Plan
   -----------------------------------------------

   On May 8, 1998 and June 12, 1998, respectively, the Company's board of directors and stockholders approved and adopted the Datastream Systems, Inc. 1998 Stock Options Plan (the "1998 Plan") to provide for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the company's common stock to the Company's employees. On March 12, 1999, the Company's board of directors authorized an additional 750,000 shares to be added to the 500,000 share limit available under the 1998 Plan, subject to stockholder approval. The Company's stockholders approved this increase at the Company's annual meeting of stockholders on June 11, 1999. On March 17, 2000, the Company's Board of Directors authorized an additional 1,500,000 shares to be added to the 1,250,000 share limit available, subject to stockholders approval. The Company's stockholders approved this additional increase at the Company's annual meeting of stockholders on June 9, 2000. Options granted under this plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

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

                                       F-21                          (Continued)

                  DATASTREAM SYSTEMS, INC. AND SUBISIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


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

     A summary of activity in the plans noted above during the periods indicated is as follows:

                                                                        Weighted-
                                                                        Average
                                                        Number of       Exercise
                                                         Shares          Price
                                                       ----------       --------
     Stock options outstanding:

     Balance at December 31, 1997                      2,838,372          7.50

     Granted                                             704,218         11.76
     Exercised                                          (301,126)         6.76
     Forfeited                                          (148,566)         8.66

     Balance at December 31, 1998                      3,092,898          8.30
                                                       ---------        ------

     Granted                                             987,675         10.63
     Exercised                                          (454,807)         7.91
     Forfeited                                          (232,204)         9.79
                                                       ---------        ------

                                                       3,393,562          8.94
                                                       ---------        ------

     Granted                                           1,763,748          9.32
     Exercised                                          (960,033)         7.90
     Forfeited                                          (578,199)        10.74
                                                       ---------        ------

     Balance at December 31, 2000                      3,619,078          9.12
                                                      ==========        ======

                                       F-22                          (Continued)

                  DATASTREAM SYSTEMS, INC. AND SUBISIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


   The following table summarizes information about stock options outstanding under the plans noted above at December 31, 2000:

                                        Options Outstanding             Options exercisable
                              ----------------------------------------------------------------

                                              Weighted Average                      Weighted -
                                                 Remaining                           Average
           Range of                Numbers      Contractual            Number        Exercise
       Exercise Prices           Outstanding        Life             Exercisable      Price
----------------------------------------------------------------------------------------------
       2.28 -  4.55                153,748            4.1             153,748          3.75
       4.55 -  6.83                 46,943            5.8              46,943          6.38
       6.83 -  9.10              2,151,747            8.3             722,948          8.02
       9.10 - 11.38                893,341            7.2             491,668         10.26
      11.38 - 13.65                303,183            9.0              46,091         12.45
      13.65 - 15.93                 25,183            6.7              14,516         14.75
      15.93 - 18.20                 26,933            8.9               2,766         17.16
      18.20 - 20.48                  8,000            8.9                 500         19.25
      20.48 - 22.75                 10,000            7.2               6,666         22.50
                              ------------        -------           ---------      --------

                                 3,619,078            7.9           1,485,846          8.56
                              ============        =======           =========      ========

   The per share weighted-average fair value of stock options granted under the plans during 1999 and 2000 was $8.75 and $8.12 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 0%, expected volatility of 77.42%, risk-free interest rate of 5.65%, and an expected life of 10 years; 2000 - expected dividend yield of 0%; expected volatility of 106.5%; risk-free interest rate of 6.0%, and an expected life of 10 years.

   Stock Option Plan for Directors
   -------------------------------

   On February 7, 1995, the Board of Directors of the Company established the Datastream Systems, Inc. Stock Option Plan for Directors (the "Directors' Plan") which provides for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock (adjusted for January 30, 1998 two-for-one stock split) to directors who are not employees of the Company. The Directors' Plan was amended and restated by the Board of Directors on April 12, 1996 and approved by the Company's stockholders at the Company's 1996 annual meeting of stockholders held May 23, 1996. Under the Director's Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 9,000 shares of Common Stock upon the commencement of their service as a director and (ii) 2,000 shares of Common Stock annually as of the first business day of each fiscal year.

                                       F-23                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

   A summary of activity in the Directors' Plan during the periods indicated are as follows:

                                                                                   Weighted-
                                                                                    Average
                                                           Number of               Exercise
                                                            Shares                   Price
                                                     -------------------     -------------------
Stock options outstanding:

 Balance at December 31, 1997                                     39,000                    5.56
  Granted                                                          8,000                   15.25
  Exercised                                                           --                      --
                                                     -------------------     -------------------
 Balance at December 31, 1998                                     47,000                    7.21
                                                     -------------------     -------------------

  Granted                                                          8,000                    9.53
  Exercised                                                           --                      --
                                                     -------------------     -------------------

 Balance at December 31, 1999                                     55,000                    7.55

  Granted                                                          8,000                   22.75
  Exercised                                                           --                      --
                                                     -------------------     -------------------

 Balance at December 31, 2000                                     63,000                    9.48
                                                     ===================     ===================

   The following table summarizes information about stock options outstanding under the Director's Plan at December 31, 2000:

                                              Options Outstanding                             Options exercisable
                                 -------------------------------------------     --------------------------------------------

                                                           Weighted Average                                    Weighted -
                                                               Remaining                                         Average
         Range of                       Numbers               Contractual                Number                 Exercise
      Exercise Prices                 Outstanding                Life                 Exercisable                 Price
---------------------------      -------------------     -------------------     --------------------     -------------------

        2.28 -  4.55                          27,000                     4.1                   27,000                    3.75
        6.83 -  9.10                           4,000                     8.3                    4,000                    8.56
        9.10 - 11.38                          16,000                     6.3                   16,000                    9.84
       13.65 - 15.93                           8,000                     7.0                    8,000                   15.25
       20.48 - 22.75                           8,000                     9.0                       --                      --
                                 -------------------     -------------------     --------------------     -------------------

                                              63,000                     5.9                   55,000                    7.55
                                 ===================     ===================     ====================     ===================

                                      F-24                           (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

The per share weighted-average fair value of stock options granted under the Director's Plan during 1999 and 2000 was $7.87 and $20.48 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 0%, expected volatility of 77.42%, risk-free interest rate of 5.65%, and expected life of 10 years; 2000-expected dividend yield of 0%; expected volatility of 106.5%, risk-free interest rate of 6.0%; and expected life of 10 years.

Employee Stock Purchase Plan
----------------------------

On October 12, 1995, the Board of Directors of the Company adopted the Datastream Systems, Inc. Amended and Restated Employee Stock Purchase Plan (the "Purchase Plan"). The Company's stockholders approved the Plan at the Company's 1996 annual meeting of stockholders held May 23, 1996. The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors and the Company's stockholders have reserved 400,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 37,227 and 39,541 shares in 1999 and 2000, respectively.

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


                                      1998        1999         2000
                                      ----        ----         ----

Net income (loss)      As reported  $ 4,700,505   7,435,146   (16,843,258)
                       Pro forma     (1,592,974)   (316,987)  (25,598,804)

Basic:
   Net income (loss)   As reported  $       .25         .39          (.84)
      per share        Pro forma           (.08)       (.02)        (1.28)

Diluted:
   Net income (loss)   As reported  $       .23         .37          (.84)
      per share        Pro forma           (.08)       (.02)        (1.28)

Compensation cost related to the Plans is reflected over the options' vesting period of one to five years.

                                      F-25                           (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

(13) Leases

     As Lessee
     ---------

     The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 2000, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2005 are as follows:

     2001                                                          $  1,468,741
     2002                                                             1,188,791
     2003                                                               571,412
     2004                                                               312,625
     2005                                                               223,139
     Thereafter                                                          99,384
                                                                   ------------

                                                                   $  3,864,092
                                                                   ============

     Rent expense for the years ended December 31,1998, 1999 and 2000 totaled $1,069,599, $1,322,271 and $1,576,891, respectively.

As Lessor
---------

     In 1998, the Company leased a portion of its building and related leasehold improvements to outside parties under noncancelable operating leases. Rental income (included in other income in the accompanying statement of income) for the year ended December 31, 1998 was $126,308.

                                      F-26                           (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(14) Segment and Geographic Information

     The Company has identified one business segment for reporting purposes, Assets Lifecycle Management. The Company manages the Asset Lifecycle Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company's operations in different geographical regions is as follows:

                                            United                         Latin
                                            States         Europe         America         Asia           Total
                                     ----------------- -------------- -------------- ---------------- -----------
     1998:
     Total revenues                       68,316,535     24,928,462      1,180,028      4,129,832      98,554,857
     Operating income (loss)              10,892,830      1,804,773     (1,061,354)    (1,087,810)     10,548,439
     Operating income before
      one-time charges                    14,997,956      7,419,595        426,964      1,637,724      24,482,239
     Total assets                         65,957,630     16,978,033      1,055,202      2,799,287      86,790,152

     1999:
     Total revenues                       80,891,835     26,267,878      5,028,733      6,587,632     118,776,078
     Operating income (loss)               5,661,978      3,091,766      1,143,885        488,391      10,386,020
     Total assets                         64,955,845     15,759,880      3,042,961      4,416,353      88,175,039

     2000:
     Total revenues                       65,414,206     20,153,867      6,969,087      4,831,067      97,368,227
     Operating income (loss)             (16,475,774)    (3,269,455)        19,447     (1,197,478)    (20,923,260)
     Total assets                         64,459,985     12,967,518      3,929,417      3,925,914      85,282,834

     In 1998, one-time charges include write-offs of capitalized software (see note 1(i)), write-off of in-process research and development, restructuring and other charges (see note 3).

     The United States revenues include international revenues of $7,200,000, $4,968,000 and $3,451,000 for the years ended December 31, 1998, 1999 and
     2000, respectively.

                                       F-27                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(15) Reconciliation of Basic and Diluted Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. Antidilutive shares totaling 1,795,556, 2,468,578 and 3,682,078 in 1998, 1999, and 2000,
     respectively, were excluded from the diluted net income (loss) calculation. The reconciliation of basic and diluted income (loss) per share is as follows:

                                                                                                        Per Share
                                                       Income                    Shares                   Amount
     1998:
       Basic income per share                  $          4,700,505                18,935,092     $          .25
                                                                                                  ====================
       Effect of dilutive securities:
            Stock options                                        --                 1,344,342
                                               --------------------      --------------------
       Diluted income per share                $          4,700,505                20,279,434     $          .23
                                               ====================      ====================     ====================

     1999:
       Basic income per share                  $          7,435,146                19,118,535     $          .39
                                                                                                  ====================
       Effect of dilutive securities:
            Stock options                                        --                   979,984
                                               --------------------      --------------------
       Diluted income per share                $          7,435,146                20,098,519     $          .37
                                               ====================      ====================     ====================

     2000:
       Basic income (loss) per share           $        (16,843,258)               20,008,710     $         (.84)
                                                                                                  ====================
       Effect of dilutive securities:
            Stock options                                        --                        --
                                               --------------------      --------------------
       Diluted income (loss) per share         $        (16,843,258)               20,008,710     $         (.84)
                                               ====================      ====================     ====================

(16) Commitments and Contingencies

     During 2000, the Company reached an agreement to settle the consolidated securities class action litigation filed against the Company in January 1999. Under the agreement all claims against the Company and all of the individually named defendants have been dismissed. In agreeing to the settlement, the Company and the individual defendants specifically denied any wrongdoing or liability relating to the claims made in the litigation.

     The principal financial terms of the agreement called for payment to the plaintiffs, for the benefit of the class, a total of $5.00 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company's common stock (which was determined to be 132,571 shares). The Company's insurance carrier funded $2.40 million of the settlement. The Company paid the cash portion of the settlement in the fourth quarter of 2000 and issued the common stock portion of the settlement in the first quarter of 2001.

                                       F-28                          (Continued)

                   DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     In an unrelated matter, the Company agreed to settle an escrow dispute related to its 1996 acquisition of SQL Systems. Under the terms of the settlement, the Company agreed to release 70,000 shares (fair market value of $805,000 at settlement date) of the Company's common stock previously held in escrow to the former shareholders of SQL Systems.

     The settlement charges and related legal fees are included in other expenses on the accompanying income statements.

     The Company is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
Datastream Systems, Inc:

Under date of February 2, 2001, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG LLP


Greenville, South Carolina
February 2, 2001

Datastream Systems, Inc.

                  Allowance for Doubtful Accounts Receivable

                                    Balance at      Provision                       Balance at
                                   Beginning of    for Doubtful                       End of
Description                           Year           Accounts        Deductions        Year
                                   ------------    ------------      ----------     ----------
Allowance for doubtful accounts
 receivable:

Year ended December 31, 1998       $  1,589,910     1,943,463         (459,536)       3,073,837
                                    ===========     =========       ==========        =========

Year ended December 31, 1999       $  3,073,837     2,139,482       (1,824,600)       3,388,719
                                    ===========     =========       ==========        =========

Year ended December 31, 2000       $  3,388,719     1,775,084       (1,980,350)       3,183,453
                                    ===========     =========       ==========        =========

The Provision for Doubtful Accounts for 1998 includes $1.5 million established through acquisitions and other charges that are not reflected in bad debt expense on the statement of income. The Provision for Doubtful Accounts for 1999 includes a $600,000 reclassification related to the 1998 Restructuring Charge which is not reflected in the bad debt expense on the statement of income.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Datastream Systems, Inc.


Date: March 30, 2001                    By:/s/  Larry G. Blackwell
                                           _________________________
                                           Larry G. Blackwell
                                           Chairman of the Board,
                                           President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 30, 2001.

Signature                               Title

   /s/ Larry G. Blackwell               Chairman of the Board, President
----------------------------
     Larry G. Blackwell                 And Chief Executive Officer
                                        (principal executive officer)


   /s/ C. Alex Estevez                  Chief Financial Officer (principal
----------------------------
     C. Alex Estevez                    financial and accounting officer)


   /s/ Richard T. Brock                 Director
----------------------------
     Richard T. Brock

   /s/ Ira D. Cohen                     Director
----------------------------
     Ira D. Cohen

   /s/ John M. Sterling, Jr.            Director
----------------------------
     John M. Sterling, Jr.

   /s/ James R. Talton, Jr.             Director
----------------------------
     James R. Talton, Jr.

                                        Director
----------------------------
     Kenneth D. Tracy

                                 EXHIBIT INDEX

     Exhibit
     Number         Description

     3.1*           Amended and Restated Certificate of Incorporation.

     3.1(a)** Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

     3.2*           Bylaws.

     3.2(a)         Amendment to Bylaws, dated March 16, 2001.

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

     4.2*           Specimen Stock Certificate.

     10.1*** The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997)./(1)/

     10.1(a)**      First Amendment to the Datastream Systems, Inc. 1995 Stock
                    Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998./(1)/

     10.1(b)****    Second Amendment to the Datastream Systems, Inc. 1995 Stock
                    Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998./(1)/

     10.1(c)****    Third Amendment to the Datastream Systems, Inc. 1995 Stock
                    Option Plan (as amended and restated May 7, 1997), dated
                    March 12, 1999./(1)/

     10.2+ The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996)./(1)/

     10.2(a)**      First Amendment to Datastream Systems, Inc. Stock Option
                    Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998./(1)/

     10.2(b)****    Second Amendment to the Datastream Systems, Inc. Stock
                    Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999./(1)/

     10.3++         The Datastream Systems, Inc. 1998 Stock Option Plan./(1)/

     10.3(a)****    First Amendment to the Datastream Systems, Inc. 1998 Stock
                    Option Plan, 21 dated March 12, 1999./(1)/

     21             Subsidiaries of the Company.

     23             Consent of KPMG LLP.

     24             Power of Attorney (included on signature page hereto).

_________

* Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Company's Registration Statement on Form S-1 (File No. 33-89498).

** Incorporated herein by reference to exhibit of the same number in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

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

++ Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590).

/(1)/ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.