Form 10-Q
period 2001-03-31
DATASTREAM SYSTEMS INC
filed 2001-05-10
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: March 31, 2001 20,511,955 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                          Quarter ended March 31, 2001

                                      Index

                                                                        Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                               3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 2000 and March 31, 2001
                Assets                                                     4
                Liabilities and Stockholders' Equity                       5

           Consolidated Statements of Operations -
                for the Three Months ended March 31,  2000 and 2001        6

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Income (Loss) -
                for the Three Months ended March 31, 2001                  7

           Consolidated Statements of Cash Flows - for the Three
                Months ended March 31, 2000 and 2001                       8

           Notes to the Consolidated Financial Statements                  9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

Item 3.    Quantitative and Qualitative Disclosures About                  13
           Market Risk


Part II.   Other Information                                               14


Signature                                                                  15

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

     Forward looking statements can be identified by our use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: our ability to successfully transition to the development of further Internet-based products; the continued acceptance of the Internet for business transactions; our ability to successfully implement an application service provider business model; increasing competition in the markets in which we compete; our ability to enhance our current products and develop new products that address technological and market developments; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providors; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 2000, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

     We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                  (unaudited)
                                     Assets

                                                   December 31,       March 31,
                                                       2000             2001
                                                       ----             ----
Current assets:
   Cash and cash equivalents                        $15,487,515     $18,641,249
   Accounts receivable, net of allowance
        for doubtful accounts of
        $3,183,453 and $ 2,976,557, respectively     22,939,649      20,852,119
   Unbilled revenue, net of allowance of
      $156,000 and $137,500, respectively             2,065,745       2,195,248
   Investments                                              160             160
   Prepaid expenses                                   1,615,325       1,721,417
   Inventories                                          125,059          84,973
   Income tax receivable                              9,504,889      10,091,855
   Deferred income taxes                              3,665,000       3,133,000
   Other assets                                       1,358,525       1,481,760
                                                      ---------       ---------
        Total current assets                         56,761,867      58,201,781

Investments                                           2,000,000       2,000,000
Property and equipment, net                          14,125,640      14,314,672
Goodwill, net                                        12,051,577      11,296,161
Other long term assets                                  343,750         275,000
                                                        -------         -------
        Total assets                                $85,282,834     $86,087,614
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                                   (unaudited)
                      Liabilities and Stockholders' Equity

                                                   December 31,       March 31,
                                                       2000             2001
                                                       ----             ----

Current liabilities:
   Accounts payable                                  $3,464,121      $4,338,668
   Other accrued liabilities                         10,824,994       8,373,142
   Current portion of long-term debt                    213,642         177,085
   Unearned revenue                                  10,174,327      12,742,202
                                                     ----------      ----------
        Total current liabilities                    24,677,084      25,631,097
Long-term debt, less current portion                      8,116               -
                                                     ----------      ----------
        Total liabilities                            24,685,200      25,631,097
                                                     ----------      ----------
Stockholders' equity:
   Preferred stock, $1 par value,
        1,000,000 shares authorized; none issued              -               -
   Common stock, $.01 par value,
        40,000,000 shares authorized;
        20,730,644 shares issued at December 31, 2000,
        20,933,455 shares issued at March 31, 2001      207,306         209,334
   Additional paid-in capital                        80,985,427      82,856,299
   Accumulated deficit                              (16,083,208)    (17,326,376)
   Other accumulated comprehensive loss                (459,128)     (1,077,430)
   Treasury stock, at cost;
        405,000 shares at December 31, 2000,
        421,500 shares at March 31, 2001             (4,052,763)     (4,205,310)
                                                     ----------      ----------
        Total stockholders' equity                   60,597,634      60,456,517
                                                     ----------      ----------
        Total liabilities and stockholders' equity  $85,282,834     $86,087,614
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                   Three months ended March 31, 2000 and 2001

                                                     March 31,       March 31,
                                                       2000             2001
                                                       ----             ----

Revenues:
   Product                                         $  7,552,929    $  7,433,535
   Service and support                               17,698,015      17,099,353
                                                     ----------      ----------
      Total revenues                                 25,250,944      24,532,888

Cost of revenues:
   Cost of product revenues                             462,141         666,839
   Cost of service and support revenues              10,569,107       8,999,948
                                                     ----------      ----------
      Total cost of revenues                         11,031,248       9,666,787
                                                     ----------      ----------
      Gross profit                                   14,219,696      14,866,101

Operating expenses:
   Sales and marketing                               11,476,286       9,915,845
   Product development                                4,227,046       3,372,705
   General and administrative                         3,006,895       2,461,537
   Goodwill amortization                                755,416         755,416
                                                     ----------      ----------
      Total operating expenses                       19,465,643      16,505,503
                                                     ----------      ----------
      Operating loss                                 (5,245,947)     (1,639,402)

Other income (expense):
   Interest and other income                            161,235         119,291
   Interest expense                                     (31,000)        (25,849)
                                                     ----------      ----------
      Net other income                                  130,235          93,442
                                                     ----------      ----------
      Loss before income taxes                       (5,115,712)     (1,545,960)

Income tax benefit                                   (2,047,934)       (302,792)
                                                     ----------      ----------
Net loss                                           $ (3,067,778)   $ (1,243,168)
                                                   ============    ============

   Basic net loss per share                        $       (.16)   $       (.06)
                                                   ------------    ------------
   Diluted net loss per share                      $       (.16)   $       (.06)
                                                   ------------    ------------

   Basic weighted average number of common and
      potential common shares outstanding            19,602,852      20,497,870
   Diluted weighted average number of common and
      potential common shares outstanding            19,602,852      20,497,870

See accompanying notes to consolidated financial statements.



                    Datastream Systems, Inc. and Subsidiaries

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                   (unaudited)

                        Three months ended March 31, 2001

                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)       (Loss)        Stock       Equity
                                   -----      -------      ---------    -----------      -----       ------

Balance at December 31, 2000    $207,306   $80,985,427  $(16,083,208)  $ (459,128) $(4,052,763)     $60,597,634

Comprehensive loss
   Net loss                            -             -    (1,243,168)           -            -       (1,243,168)
   Foreign currency
        translation adjustment         -             -             -     (618,302)           -         (618,302)
                                                                                                     ----------
Total comprehensive loss                                                                             (1,861,470)
                                                                                                     ----------

Exercise of stock options            418       337,896             -            -            -          338,314

Stock issued for Employee
   Stock Purchase Plan               285       235,759             -            -            -          236,044

Amortization of compensatory
   stock options                       -        48,542             -            -            -           48,542

Acquisition of 16,500 shares           -             -             -            -     (152,547)        (152,547)


Shares issued for legal
        settlement                 1,325     1,248,675             -            -            -        1,250,000

                                --------   -----------   -----------    ---------  -----------      -----------
Balance at March 31, 2001       $209,334   $82,856,299  $(17,326,376) $(1,077,430) $(4,205,310)     $60,456,517
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                   Three months ended March 31, 2000 and 2001

                                                     March 31,       March 31,
                                                       2000             2001
                                                       ----             ----

Cash flows from operating activities:
   Net loss                                         $(3,067,778)    $(1,243,168)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                    1,272,672       1,242,015
      Goodwill amortization                             755,416         755,416
      Other amortization                                      -          68,750
      Provision for doubtful accounts                     5,617        (225,396)
      Stock based compensation                           59,402          48,542
      Issuance of shares in legal settlement                  -       1,250,000
      Changes in operating assets and liabilities:
       Accounts receivable                            2,141,117       2,294,426
       Unbilled receivable                              (82,838)       (111,003)
       Income taxes receivable                       (3,742,623)       (586,966)
       Prepaid expenses                                (520,421)       (106,092)
       Inventories                                       17,687          40,086
       Deferred income taxes                                  -         532,000
       Other assets                                    (475,616)       (123,235)
       Accounts payable                                 499,416         874,547
       Other accrued liabilities                      1,896,466      (2,451,852)
       Unearned revenue                               2,894,792       2,567,875
                                                      ---------       ---------
       Net cash provided by operating activities      1,653,309       4,825,945
                                                      ---------       ---------

Cash flows from investing activities:
   Purchase of investments                           (2,000,000)              -
   Proceeds from sale and maturities of investments     124,337               -
   Additions to property and equipment               (2,117,470)     (1,431,047)
                                                      ---------       ---------
       Net cash used in investing activities         (3,993,133)     (1,431,047)
                                                      ---------       ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options            5,702,832         338,314
   Proceeds from issuances of shares under employee
       stock purchase plan                              237,054         236,044
   Cash paid to acquire treasury stock                        -        (152,547)
   Principal payments on long-term debt                (732,933)        (44,673)
                                                      ---------       ---------
       Net cash provided by financing activities      5,206,953         377,138
                                                      ---------       ---------

Foreign currency translation adjustment                (180,234)       (618,302)

Net increase in cash and cash equivalents             2,686,895       3,153,734
Cash and cash equivalents at beginning of period     17,912,797      15,487,515
                                                     ----------      ----------
Cash and cash equivalents at end of period          $20,599,692     $18,641,249
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

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001. Other than as indicated herein, there have been no significant changes from the financial data published in those reports.

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

In December 1998, the AICPA issued SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently, recognized in accordance with SOP 97-2. The Company adopted SOP 98-9 effective January 1, 2000 and there was no material effect on its financial position, results of operations or cash flows.

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting practices to revenue recognition. The Company adopted SAB 101 in fiscal year 2000 and there was no material effect on the financial position, results of operations or cash flows.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. Antidilutive shares totaling 2,653,279 and 3,557,294 in the first quarter of 2000 and the first quarter of 2001, respectively, were excluded from the diluted net income (loss) calculation. At March 31, 2000 and March 31, 2001, basic loss per share equaled diluted loss per share.

C. Segment and Geographic Information

The Company has identified one business segment for reporting purposes: Asset Lifecycle Management. The Company manages the Asset Lifecycle Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company's operations in different geographical regions is as follows:

For the three months ended March 31, 2000 and 2001:
                        United                         Latin
                        States          Europe        America         Asia            Total
March 31, 2000:

Total revenues          $16,529,091  $ 5,796,408    $ 1,350,882     $ 1,574,563     $25,250,944
Operating income (loss)  (5,433,378)     (31,081)       260,461         (41,949)     (5,245,947)
Total assets             67,590,248   15,750,385      3,577,359       4,752,327      91,670,319

March 31, 2001:

Total revenues           16,322,398    5,057,362      1,801,783       1,351,345      24,532,888
Operating income (loss)  (2,469,190)     517,193        183,495         129,100      (1,639,402)
Total assets             64,534,368   13,706,772      4,065,213       3,781,261      86,087,614


The United States revenues include international revenues of approximately $1,098,000 and $676,000 for the first quarters of 2000 and 2001, respectively.

D. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No.
137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment to SFAS 133" (Statement No. 138). Statements No. 133 and No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted Statements No. 133 and No. 138 in the first quarter of 2001. The Company had no derivative financial instruments in place during the first quarter of 2001.

E. Commitments and Contingencies

During 2000, the Company reached an agreement to settle the consolidated securities class action litigation filed against the Company in January 1999. Under the agreement all claims against the Company and all of the individually named defendants have been dismissed. In agreeing to the settlement, the Company and the individual defendants specifically denied any wrongdoing or liability relating to the claims made in the litigation. The principal financial terms of the agreement called for payment to the plaintiffs, for the benefit of the class, of a total of $5.00 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company's common stock (which was determined to be 132,571 shares). The Company's insurance carrier funded $2.40 million of the settlement. The Company paid the cash portion of the settlement in the fourth quarter of 2000 and issued the common stock portion of the settlement in the first quarter of 2001.

The Company is occasionally involved in other claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption "`Safe Harbor' Statement Under the Private Securities Litigation Reform Act of 1995". Readers of this Report are encouraged to read such statement carefully.

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

     The Company's products consist of three major categories based on price and functionality. MP2 Professional provides asset management solutions for the small to medium size facility; MP5i offers internet-based asset lifecycle management solutions for the larger, multi-site global client needing a full featured enterprise solution, and is also offered as a hosted solution through MPXconnect; and iProcure is an internet procurement application that enables customers to automate their industrial procurement. Datastream supports its products with professional and support services.

Results of Operations

     Total Revenues. Total revenues decreased 3% to $24,532,888 in the first quarter of 2001 from $25,250,944 in the first quarter of 2000, due principally to unfavorable market conditions, longer sales cycles and decreased service and support revenue resulting from decreased license revenues. International revenues were approximately $8,886,000 (36% of total revenues) in the first quarter of 2001 and approximately $9,820,000 (39% of total revenues) in the first quarter of 2000. See Note C to consolidated financial statements.

     Product revenues decreased 2% to $7,433,535 (30% of total revenues) in the first quarter of 2001 from $7,552,929 (30% of total revenues) in the first quarter of 2000, as a result of unfavorable market conditions and longer sales cycles.

     Service and support revenues decreased 3% to $17,099,353 (70% of total revenues) in the first quarter of 2001 from $17,698,015 (70% of total revenues) in the first quarter of 2000. The decrease is a result of decreased software license revenues resulting in decreased installation, training and support services revenue.

     Cost of Revenues. Cost of revenues decreased 12% to $9,666,787 (39% of total revenues) in the first quarter of 2001, as compared to $11,031,248 (44% of total revenues) in the first quarter of 2000. The decrease in cost of revenues is due to cost savings realized by the services and support department as a result of improved utilization and improved organizational efficiency.

     Cost of product revenues was 3% of total revenues in the first quarter of 2001 and 2% of total revenues in the first quarter of 2000. The increase is due to increased sales of third party add-ons resulting in increased royalty expense.

     Cost of service and support revenues was 37% of total revenues in the first quarter of 2001, and 42% of total revenues in the first quarter of 2000. The decrease as a percentage of total revenues for the quarter was due to improved utilization rates and a reduction in employee-related costs.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 14% to $9,915,845 (40% of total revenues) in the first quarter of 2001 from $11,476,286 (45% of total revenues) in the first quarter of 2000. The decrease is due to cost savings realized upon consolidation of certain product departments resulting in decreased employee-related costs and decreased sales and marketing expenditures for internet related initiatives.

     Product Development Expenses. Total product development expenditures decreased 20% to $3,372,705 (14% of total revenues) in the first quarter of 2001 from $ 4,227,046 (17% of total revenues) in the first quarter of 2000. The decrease in total product development expense resulted from cost savings realized upon consolidation of the iProcure development team with the MP5 development team and a reduction in outside contract labor costs.

     General and Administrative Expenses. General and administrative expenses decreased 18% to $2,461,537 (10% of total revenues) in the first quarter of 2001 from $3,006,895 (12% of total revenues) in the first quarter of 2000, due to a reduction in costs associated with managing the iProcure product and a decrease in the allowance for doubtful accounts.

     Goodwill Amortization. Amortization of goodwill expense was $755,416 (3% of total revenues) during the first quarter of 2001 and $755,416 (3% of total revenues) in the first quarter of 2000.

     Interest and other income. Interest and other income decreased to $119,291 in the first quarter of 2001 from $161,235 in the first quarter of 2000. The decrease was due to a one time gain on the sale of stock in the first quarter of 2000 and a decrease in long-term investment balances.

     Interest Expense. Interest expense decreased to $25,849 in the first quarter of 2001 from $31,000 in the first quarter of 2000, due to lower third party debt balances.

     Tax Rate. The Company's effective tax rate was 20% for the first quarter of 2001 as compared to 40% for the first quarter of 2000. The decrease in the effective tax rate is due to the impact of the Company's permanent book/tax differences including amortization of goodwill, as a percentage of pretax loss.

     Net loss. Net loss improved to $(1,243,168) ((5%) of total revenues) in the first quarter of 2001 from $(3,067,778) ((12%) of total revenues) in the first quarter of 2000. The improvement is attributed to increased operational efficiency and a reduction in costs associated with internet related initiatives.

Liquidity and Capital Resources

     The Company has funded its operating activities primarily from cash generated from operations. The Company ended its first quarter of 2001 with $18,641,249 in cash and cash equivalents defined as securities maturing in less than 90 days.

     On February 26, 2001 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. At March 31, 2001 the Company had repurchased 16,500 shares at a cost of $152,547. The repurchased shares will be added to the 405,000 treasury shares (cost of $4,052,763) repurchased by the company in 1999. The shares are classified as treasury stock on the balance sheet and are reported at cost.

     The Company's principal commitments as of March 31, 2001, consisted primarily of long-term debt and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its lines of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


     The Company did not experience any material changes in market risk in the first quarter of 2001.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

     During 2000, the Company reached an agreement to settle the consolidated securities class action litigation filed against the Company in January 1999. Under the agreement all claims against the Company and all of the individually named defendants have been dismissed. In agreeing to the settlement, the Company and the individual defendants specifically denied any wrongdoing or liability relating to the claims made in the litigation. The principal financial terms of the agreement called for payment to the plaintiffs, for the benefit of the class, of a total of $5.00 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company's common stock (which was determined to be 132,571 shares). The Company's insurance carrier funded $2.40 million of the settlement. The Company paid the cash portion of the settlement in the fourth quarter of 2000 and issued the common stock portion of the settlement in the first quarter of 2001.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits
                None

           (b)  Reports on Form 8-K
                The Company filed a Current Report on Form 8-K on February 26, 2001 to report the Company's announcement of a stock repurchase plan.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   05/10/01                    ______________________
                                    C. Alex Estevez
                                    Chief Financial Officer (principal
                                    financial and accounting officer)