Form 10-Q
period 2001-06-30
DATASTREAM SYSTEMS INC
filed 2001-08-10
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____________to______________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: June 30, 2001 20,507,156 shares, $0.01 par value.

                         Datastream Systems, Inc.

                                FORM 10-Q

                       Quarter ended June 30, 2001

                                  Index

                                                                        Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                                 3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 2000 and June 30, 2001
                Assets                                                       4
                Liabilities and Stockholders' Equity                         5

           Consolidated Statements of Operations -
                for the Three months ended June 30,  2000 and 2001           6

           Consolidated Statements of Operations -
                for the Six months ended June 30,  2000 and 2001             7

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Loss -
                for the Six months ended June 30, 2001                       8

           Consolidated Statements of Cash Flows -
                for the Six months ended June 30, 2000 and 2001              9

           Notes to Consolidated Financial Statements                        10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

Item 3.    Quantitative and Qualitative Disclosures About                    15
           Market Risk


Part II.   Other Information                                                 16


Signature                                                                    17

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

     Forward-looking statements can be identified by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: our ability to sell larger and more complex software solutions; our ability to successfully develop additional Internet-based products and to migrate our customers to these Internet-based products; the continued acceptance of the Internet for business transactions; our ability to successfully implement an application service provider business model; increasing competition in the markets in which we compete; our ability to enhance our current products and develop new products that address technological and market developments; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providors; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; fluctuations in quarterly results due to seasonality and longer sales cycles; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 2000, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

     We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)
                                     Assets

                                                   December 31,        June 30,
                                                       2000             2001
                                                       ----             ----
Current assets:
   Cash and cash equivalents                        $15,487,515     $18,833,401
   Accounts receivable, net of allowance
        for doubtful accounts of
        $3,183,453 and $ 2,622,998, respectively     22,939,649      18,267,498
   Unbilled revenue, net of allowance of
        $156,000 and $171,000, respectively           2,065,745       2,259,495
   Investments                                              160             160
   Prepaid expenses                                   1,615,325       1,651,869
   Inventories                                          125,059           6,876
   Income tax receivable                              9,504,889       8,806,163
   Deferred income taxes                              3,665,000       4,715,000
   Other assets                                       1,358,525       1,508,194
                                                      ---------       ---------
        Total current assets                         56,761,867      56,048,656

Investments                                           2,000,000       2,000,000
Property and equipment, net                          14,125,640      13,510,677
Goodwill, net                                        12,051,577      10,540,746
Other long-term assets                                  343,750         206,250
                                                      ---------       ---------
        Total assets                                $85,282,834     $82,306,329
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                                   (unaudited)
                      Liabilities and Stockholders' Equity

                                                  December 31,        June 30,
                                                       2000             2001
                                                       ----             ----

Current liabilities:
   Accounts payable                                 $ 3,464,121     $ 3,135,532
   Other accrued liabilities                         10,824,994       8,326,722
   Current portion of long-term debt                    213,642         184,430
   Unearned revenue                                  10,174,327      12,052,406
                                                     ----------      ----------
        Total current liabilities                    24,677,084      23,699,090
Long-term debt, less current portion                      8,116               -
                                                     ----------      ----------
        Total liabilities                            24,685,200      23,699,090
                                                     ----------      ----------
Stockholders' equity:
   Preferred stock, $1 par value,
        1,000,000 shares authorized; none issued              -               -

   Common stock, $.01 par value,
        40,000,000 shares authorized;
        20,730,644 shares issued at December 31, 2000,
        20,952,656 shares issued at June 30, 2001       207,306         209,526
   Additional paid-in capital                        80,985,427      82,973,764
   Accumulated deficit                              (16,083,208)    (18,988,193)
   Other accumulated comprehensive loss                (459,128)     (1,212,357)
   Treasury stock, at cost;
        405,000 shares at December 31, 2000,
        445,500 shares at June 30, 2001              (4,052,763)     (4,375,501)
                                                     ----------      ----------
        Total stockholders' equity                   60,597,634      58,607,239
                                                     ----------      ----------
        Total liabilities and stockholders' equity  $85,282,834     $82,306,329
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                    Three months ended June 30, 2000 and 2001

                                                      June 30,        June 30,
                                                       2000             2001
                                                       ----             ----
Revenues:
   Product                                         $  5,574,687    $  6,474,906
   Service and support                               17,436,310      16,538,184
                                                     ----------      ----------
      Total revenues                                 23,010,997      23,013,090

Cost of revenues:
   Cost of product revenues                             567,789         135,354
   Cost of service and support revenues              10,754,713       9,063,107
                                                     ----------       ---------
      Total cost of revenues                         11,322,502       9,198,461
                                                     ----------       ---------
      Gross profit                                   11,688,495      13,814,629

Operating expenses:
   Sales and marketing                               12,408,518       9,468,298
   Product development                                4,744,996       3,376,297
   General and administrative                         3,428,367       2,459,310
   Goodwill amortization                                755,416         755,416
                                                     ----------       ---------
      Total operating expenses                       21,337,297      16,059,321
                                                     ----------       ---------

      Operating loss                                 (9,648,802)     (2,244,692)

Other income (expense):
   Interest and other income                            313,725         252,188
   Interest expense                                     (11,752)        (34,080)
                                                     ----------       ---------
      Net other income                                  301,973         218,108
                                                     ----------       ---------
      Loss before income taxes                       (9,346,829)     (2,026,584)

Income tax benefit                                   (3,087,433)       (364,768)
                                                     ----------       ---------
Net loss                                           $ (6,259,396)   $ (1,661,816)
                                                   =============   =============

   Basic net loss per share                        $       (.31)   $       (.08)
   Diluted net loss per share                      $       (.31)   $       (.08)

   Basic weighted average number of common and
      potential common shares outstanding            20,074,827      20,510,383
   Diluted weighted average number of common and
      potential common shares outstanding            20,074,827      20,510,383

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                     Six months ended June 30, 2000 and 2001

                                                      June 30,        June 30,
                                                       2000             2001
                                                       ----             ----
Revenues:
   Product                                         $ 13,127,616    $ 13,908,441
   Service and support                               35,134,326      33,637,536
                                                     ----------       ---------
      Total revenues                                 48,261,942      47,545,977

Cost of revenues:
   Cost of product revenues                           1,029,930         802,193
   Cost of service and support revenues              21,323,821      18,063,054
                                                     ----------       ---------
      Total cost of revenues                         22,353,751      18,865,247
                                                     ----------       ---------
       Gross profit                                  25,908,191      28,680,730

Operating expenses:
   Sales and marketing                               23,884,805      19,384,143
   Product development                                8,972,042       6,749,002
   General and administrative                         6,435,262       4,920,847
   Goodwill amortization                              1,510,831       1,510,831
                                                     ----------       ---------
      Total operating expenses                       40,802,940      32,564,823
                                                     ----------       ---------
      Operating loss                                (14,894,749)     (3,884,093)

Other income (expense):
   Interest and other income                            474,960         371,478
   Interest expense                                     (42,751)        (59,929)
                                                     ----------       ---------
      Net other income                                  432,209         311,549
                                                     ----------       ---------
      Loss before income taxes                      (14,462,540)     (3,572,544)

Income tax benefit                                   (5,135,367)       (667,559)
                                                     ----------       ---------
Net loss                                           $ (9,327,173)   $ (2,904,985)
                                                   =============   =============

   Basic net loss per share                        $       (.47)   $       (.14)
   Diluted net loss per share                      $       (.47)   $       (.14)

   Basic weighted average number of common and
      potential common shares outstanding            19,838,839      20,504,126
   Diluted weighted average number of common and
      potential common shares outstanding            19,838,839      20,504,126

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                   (unaudited)

                         Six months ended June 30, 2001

                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)       (Loss)        Stock       Equity
                                   -----      -------      ---------    -----------      -----       ------

Balance at December 31, 2000    $207,306   $80,985,427  $(16,083,208)  $ (459,128) $(4,052,763)     $60,597,634

Comprehensive loss
   Net loss                            -             -    (2,904,985)           -            -       (2,904,985)
   Foreign currency
        translation adjustment         -             -             -     (753,229)           -         (753,229)
                                                                                                     ----------
Total comprehensive loss                                                                             (3,658,214)
                                                                                                     ----------
Exercise of stock options            610       487,359             -            -            -          487,969

Stock issued for Employee
   Stock Purchase Plan               285       235,759             -            -            -          236,044

Amortization of compensatory
   stock options                       -        16,544             -            -            -           16,544

Acquisition of 40,500 shares           -             -             -            -     (322,738)        (322,738)

Shares issued for legal
        settlement                 1,325     1,248,675             -            -            -        1,250,000
                                --------   -----------   -----------    ---------  -----------      -----------
Balance at June 30, 2001        $209,526   $82,973,764  $(18,988,193) $(1,212,357) $(4,375,501)     $58,607,239
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                     Six months ended June 30, 2000 and 2001

                                                      June 30,        June 30,
                                                       2000             2001
                                                       ----             ----
Cash flows from operating activities:
   Net loss                                        $ (9,327,173)   $ (2,904,985)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                    2,632,670       2,454,111
      Goodwill amortization                           1,510,831       1,510,831
      Other amortization                                 68,750         137,500
      Provision for doubtful accounts                  (192,326)       (578,955)
      Stock based compensation                          118,814          16,544
      Issuance of shares in legal settlement                  -       1,250,000
      Changes in operating assets and liabilities:
       Accounts receivable                            6,793,288       5,232,605
       Unbilled receivable                             (366,212)       (175,250)
       Income taxes receivable                       (7,203,742)        698,726
       Prepaid expenses                                (667,744)        (36,544)
       Inventories                                       17,475         118,183
       Deferred income taxes                                  -      (1,050,000)
       Other assets                                      39,755        (149,671)
       Accounts payable                               1,236,563        (328,769)
       Other accrued liabilities                        339,371      (2,498,092)
       Unearned revenue                               2,207,641       1,878,079
                                                     ----------       ---------
       Net cash provided by
            (used in) operating activities           (2,792,039)      5,574,313
                                                     ----------       ---------

Cash flows from investing activities:
   Purchase of investments                           (2,000,000)              -
   Proceeds from sale and maturities of investments     208,008               -
   Additions to property and equipment               (3,955,108)     (1,839,146)
   Purchase of customer list                           (550,000)              -
                                                     ----------       ---------
       Net cash used in investing activities         (6,297,100)     (1,839,146)
                                                     ----------       ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options            5,743,249         487,969
   Proceeds from issuances of shares under employee
       stock purchase plan                              237,054         236,044
   Cash paid to acquire treasury stock                        -        (322,738)
   Principal payments on long-term debt                (645,517)        (37,327)
                                                     ----------       ---------
       Net cash provided by financing activities      5,334,786         363,948
                                                     ----------       ---------

Foreign currency translation adjustment                (746,984)       (753,229)

Net increase (decrease) in cash and cash equivalents (4,501,337)      3,345,886
Cash and cash equivalents at beginning of period     17,912,797      15,487,515
                                                     ----------       ---------
Cash and cash equivalents at end of period         $ 13,411,460    $ 18,833,401
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

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently, recognized in accordance with SOP 97-2. The Company adopted SOP 98-9 effective January 1, 2000 and there was no material effect on its financial position, results of operations or cash flows.

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting practices to revenue recognition. The Company adopted SAB 101 in fiscal year 2000 and there was no material effect on the Company's financial position, results of operations or cash flows.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. Antidilutive shares totaling 2,944,247 and 3,467,214 at June 30, 2000 and June 30, 2001, respectively, were excluded from the diluted net income (loss) calculation. At June 30, 2000 and June 30, 2001, basic loss per share equaled diluted loss per share.

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

For the three months ended June 30, 2000 and 2001:
                                  United Latin
                        States          Europe        America         Asia            Total
June 30, 2000:

Total revenues          $15,644,265  $ 4,782,376    $ 1,607,286     $   977,070     $23,010,997
Operating income (loss)  (9,216,649)    (346,571)       258,450        (344,032)     (9,648,802)
Total assets             68,638,584   12,980,017      3,199,596       4,147,310      88,965,507

June 30, 2001:

Total revenues           14,953,611    4,906,280      1,895,923       1,257,276      23,013,090
Operating loss           (1,235,746)    (640,543)      (226,523)       (141,880)     (2,244,692)
Total assets             60,426,692   13,519,295      4,721,155       3,639,187      82,306,329

For the six months ended June 30, 2000 and 2001:
                                  United Latin
                        States          Europe        America         Asia            Total
June 30, 2000:

Total revenues          $32,173,356  $10,578,784    $ 2,958,168     $ 2,551,634     $48,261,942
Operating income (loss) (14,650,027)    (377,652)       518,911        (385,981)    (14,894,749)
Total assets             68,638,584   12,980,017      3,199,596       4,147,310      88,965,507

June 30, 2001:

Total revenues           31,276,009    9,963,642      3,697,706       2,608,620      47,545,977
Operating loss           (3,704,936)    (123,349)       (43,028)        (12,780)     (3,884,093)
Total assets             60,426,692   13,519,295      4,721,155       3,639,187      82,306,329

The United States revenues include international revenues of approximately $619,000 and $1,018,000 for the second quarters of 2000 and 2001, respectively and approximately $1,717,000 and $1,694,000 for the first six months of 2000 and 2001, respectively. During 2001, intercompany charges related to software licenses were invoiced monthly. During 2000, intercompany charges related to software licenses were invoiced annually.

D. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No.
137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment to SFAS 133" (Statement No. 138). Statements No. 133 and

No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted Statements No. 133 and No. 138 in the first quarter of 2001. The Company had no derivative financial instruments in place during the second quarter of 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations"(Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of Statement No. 142 is January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $9,030,000, which will be subject to the provisions of Statement No. 142. Amortization expense related to goodwill was $3,021,662 and $1,510,831 for the year ended December 31, 2000 and the six months ending June 30, 2001, respectively. The Company is currently evaluating the impact of adoption of Statement No. 142.

E. Commitments and Contingencies

The Company is occasionally involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse affect on the Company.

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

Results of Operations

     Total Revenues. Total revenues of $23,013,090 in the second quarter of 2001 were virtually unchanged from $23,010,997 in the second quarter of 2000, due principally to unfavorable market conditions, longer sales cycles and decreased service and support revenue resulting from decreased license revenues in prior quarters. Total revenues decreased 1% to $47,545,977 for the first six months of 2001 from $48,261,942 from the first six months of 2000. International revenues were approximately $9,077,000 (39% of total revenues) in the second quarter of 2001 and approximately $7,986,000 (35% of total revenues) in the second quarter of 2000. International revenues were approximately $17,964,000 (38% of total revenues) for the first six months of 2001 and approximately $17,806,000 (37% of total revenues) for the first six months of 2000. See Note C to consolidated financial statements.

     Product revenues increased 16% to $6,474,906 (28% of total revenues) in the second quarter of 2001 from $5,574,687 (24% of total revenues) in the second quarter of 2000, as a result of increased sales of MP5i which has a higher license fee, offset by lower license sales in the MP2 product family. Product revenues increased 6% to 13,908,441 (29% of total revenues) in the first six months of 2001 from $13,127,616 (27% of total revenues) in the first six months of 2000.

     Service and support revenues decreased 5% to $16,538,184 (72% of total revenues) in the second quarter of 2001 from $17,436,310 (76% of total revenues) in the second quarter of 2000. The decrease is a result of decreased software license revenues in prior quarters resulting in decreased installation, training and support services revenue. Service and support revenues decreased 4% to $33,637,536 (71% of total revenues) in the first six months of 2001 from $35,134,326 (73% of total revenues) in the first six months of 2000.

     Cost of Revenues. Cost of revenues decreased 19% to $9,198,461 (40% of total revenues) in the second quarter of 2001, as compared to $11,322,502 (49% of total revenues) in the second quarter of 2000. The decrease in cost of revenues is due to cost savings in the services and support department as a result of improved utilization and improved organizational efficiency and reduced payments to third parties for license sales. Cost of revenues decreased 16% to $18,865,247 (40% of total revenues) in the first six month of 2001 from $22,353,751 (46% of total revenues) in the first six months of 2000.

     Cost of product revenues was 1% of total revenues in the second quarter of 2001 and 2% of total revenues in the second quarter of 2000. The decrease is due to reduced payments to third parties for license sales. Cost of product revenues was 2% of total revenues for the first six months of 2001 and 2000.

     Cost of service and support revenues was 39% of total revenues in the second quarter of 2001 and 47% of total revenues in the second quarter of 2000. The decrease as a percentage of total revenues for the quarter was due to improved utilization rates and a reduction in employee-related costs. Cost of service and support revenues was 38% of total revenue in the first six months of 2001 and 44% of total revenues for the first six months of 2000.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 24% to $9,468,298 (41% of total revenues) in the second quarter of 2001 from $12,408,518 (54% of total revenues) in the second quarter of 2000. The decrease is due to cost savings realized upon consolidation of certain product departments resulting in decreased employee-related costs and decreased sales and marketing expenditures for Internet-related initiatives. Sales and marketing expenses decreased 19% to $19,384,143 (41% of total revenues) in the first six months of 2001 from $23,884,805 (49% of total revenues) in the first six months of 2000.

     Product Development Expenses. Total product development expenditures decreased 29% to $3,376,297 (15% of total revenues) in the second quarter of 2001 from $4,744,996 (21% of total revenues) in the second quarter of 2000. The decrease in total product development expense resulted from cost savings realized upon consolidation of the MP2, MP5i and iProcure development teams and a reduction in outside contract labor costs. Total product development expenditures decreased 25% to $6,749,002 (14% of total revenues) in the first six months of 2001 from $8,972,042 (19% of total revenues) in the first six months of 2000.

     General and Administrative Expenses. General and administrative expenses decreased 28% to $2,459,310 (11% of total revenues) in the second quarter of 2001 from $3,428,367 (15% of total revenues) in the second quarter of 2000, due to a reduction in costs associated with managing the iProcure product and decreased employee related costs. General and administrative expenses decreased 23% to $4,920,847 (10% of total revenues) in the first six months of 2001 from $6,435,262 (13% of total revenues) in the first six months of 2000.

     Goodwill Amortization. Amortization of goodwill expense was $755,416 (3% of total revenues) during the first quarter of 2001 and $755,416 (3% of total revenues) in the first quarter of 2000. Amortization of goodwill expense was $1,510,831 (3% of total revenues) for the first six months of 2001 and $1,510,831 (3% of total revenues) for the first six months of 2000.

     Interest and other income. Interest and other income decreased to $252,188 in the second quarter of 2001 from $313,725 in the second quarter of 2000. The decrease was due to a decrease in long-term investment balances. Interest and other income decreased to $371,478 in the first six months of 2001 from $474,960 in the first six months of 2000.

     Interest Expense. Interest expense increased to $34,080 in the second quarter of 2001 from $11,752 in the second quarter of 2000, due to increased line of credit balances internationally. Interest expense increased to $59,929 for the first six months of 2001 from $42,751 for the six months of 2000.

     Tax Rate. The Company's effective tax rate was 18% for the second quarter of 2001 as compared to 33% for the second quarter of 2000. The decrease in the effective tax rate is due to the impact of the Company's permanent book/tax differences including amortization of goodwill, as a percentage of pre-tax loss. The Company's effective tax rate was 19% for the first six months of 2001 as compared to 35% for the first six months of 2001.

     Net loss. Net loss improved to $(1,661,816) ((7%) of total revenues) in the second quarter of 2001 from $(6,259,396) ((27%) of total revenues) in the second quarter of 2000. The improvement is attributed to increased operational efficiency and a reduction in costs associated with Internet related initiatives. Net loss improved to $(2,904,985) ((6%) of total revenues) for the first six months of 2001 from $(9,327,173) ((19%) of total revenues) for the first six month of 2000.

Liquidity and Capital Resources

     The Company has funded its operating activities primarily from cash generated from operations. The Company ended its second quarter of 2001 with $18,833,401 in cash and cash equivalents defined as securities maturing in less than 90 days.

     On February 26, 2001 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. During the second quarter of 2001 the Company repurchased 24,000 shares at a cost of $170,191. The repurchased shares will be added to the 16,500 treasury shares (cost of $152,547) repurchased during the first quarter of 2001 and the 405,000 treasury shares (cost of $4,052,763) repurchased by the company in 1999. The shares are classified as treasury stock on the balance sheet and are reported at cost.

     The Company's principal commitments as of June 30, 2001, consisted primarily of long-term debt and there were no material commitments for capital expenditures. The Company believes that its current cash balances, availability under its lines of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


     The Company did not experience any material changes in market risk in the second quarter of 2001.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

     The Company is occasionally involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.         Submission of Matters to a Vote of Stockholders

     The 2001 Annual Meeting of Stockholders was held on June 8, 2001, at which time certain matters were submitted to the stockholders of Datastream for a vote. Present in person or by proxy at the meeting were holders of 17,945,363 shares of the issued and outstanding shares of Datastream's common stock, which represents 87% of the 20,511,955 shares of common stock issued and outstanding as of April 24, 2001, the record date for the Annual Meeting. Below is a brief description of each matter, as well as the number (and percentage) of shares represented at the meeting and entitled to vote and voting for, or witholding authority to vote, as to each matter.

           1. The stockholders elected the following Class II directors to serve a three-year term expiring 2004 by the following vote:

           Name                 For                 Withhold Authority
           ----                 ---                 ------------------
           Richard T. Brock     17,269,964(96.2%)   675,399 (3.8%)
           Ira D. Cohen         17,315,843(96.5%)   629,520 (3.5%)

Each of the following directors continued their term of office as a director after the Annual Meeting: Larry G. Blackwell, John M. Sterling, Jr. and James R. Talton, Jr. Dr. Kenneth D. Tracy, one of the Company's directors, passed away in June 2001. Dr. Tracy would have been up for reelection to the Company's Board of Directors in 2003. The Board of Directors has decided to leave Dr. Tracy's board seat vacant until it decides whether to fill the vacancy with the appointment of another suitable candidate or to decrease the size of the board of directors to 5 members.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                None

           (b)  Reports on Form 8-K
                None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   08/10/01                    ______________________
                                    C. Alex Estevez
                                    Chief Financial Officer (principal
                                    financial and accounting officer)