Form 10-Q
period 2001-09-30
DATASTREAM SYSTEMS INC
filed 2001-11-13
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: September 30, 2001 20,311,168 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                        Quarter ended September 30, 2001

                                      Index

                                                                        Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                                3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets-
               December 31, 2000 and September 30, 2001
                Assets                                                      4
                Liabilities and Stockholders' Equity                        5

           Consolidated Statements of Operations -
                for the Three months ended September 30,  2000 and 2001     6

           Consolidated Statements of Operations -
                for the Nine months ended September 30,  2000 and 2001      7

           Consolidated Statement of Stockholders' Equity
                and Comprehensive Loss -
                for the Nine months ended September 30, 2001                8

           Consolidated Statements of Cash Flows -
                for the Nine months ended September 30, 2000 and 2001       9

           Notes to Consolidated Financial Statements                       10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    13

Item 3.    Quantitative and Qualitative Disclosures About                   15
           Market Risk


Part II.   Other Information                                                16


Signature                                                                   17

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

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                  (unaudited)
                                     Assets



                                                   December 31,    September 30,
                                                       2000            2001
                                                       ----            ----
Current assets:
   Cash and cash equivalents                        $15,487,515     $25,025,532
   Accounts receivable, net of allowance
      for doubtful accounts
      of $3,183,453 and $ 2,373,292, respectively    22,939,649      16,431,105
   Unbilled revenue, net of allowance of
      $156,000 and $287,000, respectively             2,065,745       2,572,862
   Investments                                              160             160
   Prepaid expenses                                   1,615,325       1,663,942
   Inventories                                          125,059          15,394
   Income tax receivable                              9,504,889         596,256
   Deferred income taxes                              3,665,000       5,517,000
   Other assets                                       1,358,525       1,680,000
                                                     ----------      ----------
        Total current assets                         56,761,867      53,502,251

Investments                                           2,000,000       2,000,000
Property and equipment, net                          14,125,640      12,619,389
Goodwill, net                                        12,051,577               -
Other long-term assets                                  343,750         137,500
                                                     ----------      ----------
        Total assets                                $85,282,834     $68,259,140
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                                   (unaudited)
                      Liabilities and Stockholders' Equity

                                                   December 31,    September 30,
                                                       2000            2001
                                                       ----            ----
Current liabilities:
   Accounts payable                                  $3,464,121      $2,713,466
   Other accrued liabilities                         10,824,994       8,037,161
   Current portion of long-term debt                    213,642         205,279
   Unearned revenue                                  10,174,327      11,312,995
                                                     ----------      ----------
        Total current liabilities                    24,677,084      22,268,901
Long-term debt, less current portion                      8,116               -
                                                     ----------      ----------
        Total liabilities                            24,685,200      22,268,901
                                                     ----------      ----------
Stockholders' equity:
   Preferred stock, $1 par value,
        1,000,000 shares authorized; none issued              -               -

   Common stock, $.01 par value,
        40,000,000 shares authorized;
        20,730,644 shares issued at December 31, 2000,
        21,000,668 shares issued at September 30, 2001  207,306         210,006
   Additional paid-in capital                        80,985,427      83,251,287
   Accumulated deficit                              (16,083,208)    (30,849,280)
   Other accumulated comprehensive loss                (459,128)       (948,723)
   Treasury stock, at cost;
      405,000 shares at December 31, 2000,
      689,500 shares at September 30, 2001           (4,052,763)     (5,673,051)
                                                     ----------      ----------
        Total stockholders' equity                   60,597,634      45,990,239
                                                     ----------      ----------
        Total liabilities and stockholders' equity  $85,282,834     $68,259,140
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                 Three months ended September 30, 2000 and 2001

                                                   September 30,   September 30,
                                                       2000             2001
                                                       ----             ----
Revenues:
   Product                                         $  7,745,758    $  5,038,672
   Service and support                               16,671,141      15,138,354
                                                     ----------      ----------
      Total revenues                                 24,416,899      20,177,026

Cost of revenues:
   Cost of product revenues                             548,898         356,420
   Cost of service and support revenues               9,477,877       7,911,842
                                                     ----------      ----------
      Total cost of revenues                         10,026,775       8,268,262
                                                     ----------      ----------
      Gross profit                                   14,390,124      11,908,764

Operating expenses:
   Sales and marketing                               10,374,715       8,093,162
   Product development                                3,733,767       3,065,161
   General and administrative                         3,384,588       2,632,367
   Goodwill amortization                                755,416         755,416
   Impairment of goodwill and other
      long-lived assets                                       -       9,955,330
                                                     ----------      ----------
      Total operating expenses                       18,248,486      24,501,436
                                                     ----------      ----------
      Operating loss                                 (3,858,362)    (12,592,672)
                                                     ----------      ----------
Other income (expense):
   Interest and other income                            159,274         354,517
   Interest expense                                     (15,801)        (31,846)
   Other expense                                     (4,703,423)              -
                                                     ----------      ----------
      Net other income                               (4,559,950)        322,671
                                                     ----------      ----------
      Loss before income taxes                       (8,418,312)    (12,270,001)

Income tax benefit                                   (2,650,206)       (408,914)
                                                     ----------      ----------
Net loss                                           $ (5,768,106)   $(11,861,087)
                                                   ============    ============

   Basic net loss per share                        $       (.29)   $       (.58)
   Diluted net loss per share                      $       (.29)   $       (.58)

   Basic weighted average number of common and
      potential common shares outstanding            20,113,107      20,465,969
   Diluted weighted average number of common and
      potential common shares outstanding            20,113,107      20,465,969

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                  Nine months ended September 30, 2000 and 2001

                                                   September 30,   September 30,
                                                       2000             2001
                                                       ----             ----
Revenues:
   Product                                         $ 20,873,375    $ 18,947,113
   Service and support                               51,805,467      48,775,891
                                                     ----------      ----------
      Total revenues                                 72,678,842      67,723,004

Cost of revenues:
   Cost of product revenues                           1,578,828       1,158,615
   Cost of service and support revenues              30,801,697      25,974,895
                                                     ----------      ----------
      Total cost of revenues                         32,380,525      27,133,510
                                                     ----------      ----------
      Gross profit                                   40,298,317      40,589,494

Operating expenses:
   Sales and marketing                               34,259,520      27,477,305
   Product development                               12,705,809       9,814,163
   General and administrative                         9,819,850       7,553,214
   Goodwill amortization                              2,266,246       2,266,247
   Impairment of goodwill and other
      long-lived assets                                       -       9,955,330
                                                     ----------      ----------
      Total operating expenses                       59,051,425      57,066,259
                                                     ----------      ----------
      Operating loss                                (18,753,108)    (16,476,765)
                                                     ----------      ----------
Other income (expense):
   Interest and other income                            634,234         725,995
   Interest expense                                     (58,553)        (91,775)
   Other expense                                     (4,703,423)              -
                                                     ----------      ----------
      Net other income                               (4,127,742)        634,220
                                                     ----------      ----------
      Loss before income taxes                      (22,880,850)    (15,842,545)

Income tax benefit                                   (7,785,571)     (1,076,473)
                                                     ----------      ----------
Net loss                                          $ (15,095,279)  $ (14,766,072)
                                                  =============   =============

   Basic net loss per share                       $        (.76)  $        (.72)
   Diluted net loss per share                     $        (.76)  $        (.72)

   Basic weighted average number of common and
      potential common shares outstanding            19,930,262      20,491,407
   Diluted weighted average number of common and
      potential common shares outstanding            19,930,262      20,491,407

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                   (unaudited)

                      Nine months ended September 30, 2001

                                                                           Other
                                             Additional   Accumulated   Accumulated                  Total
                                  Common      Paid-In      Earnings    Comprehensive   Treasury   Stockholders'
                                   Stock      Capital      (Deficit)       (Loss)        Stock       Equity
                                   -----      -------      ---------    -----------      -----       ------

Balance at December 31, 2000    $207,306   $80,985,427  $(16,083,208)  $ (459,128) $(4,052,763)     $60,597,634

Comprehensive loss
   Net loss                            -             -   (14,766,072)           -            -      (14,766,072)
   Foreign currency
       translation adjustment          -             -             -     (489,595)           -         (489,595)
                                                                                                    -----------
Total comprehensive loss                                                                            (15,255,667)
                                                                                                    -----------

Exercise of stock options            887       590,957             -            -            -          591,844

Stock issued for Employee
   Stock Purchase Plan               488       365,850             -            -            -          366,338

Amortization of compensatory
   stock options                       -        60,378             -            -            -           60,378

Acquisition of 284,500 shares          -             -             -            -   (1,620,288)      (1,620,288)


Shares issued for legal settlement 1,325     1,248,675             -            -            -         1,250,000

Balance at September 30, 2001   $210,006   $83,251,287  $(30,849,280)  $ (948,723) $(5,673,051)      $45,990,239
                                ========   ===========   ===========    =========  ===========      ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                  Nine months ended September 30, 2000 and 2001

                                                   September 30,   September 30,
                                                       2000             2001
                                                       ----             ----

Cash flows from operating activities:
   Net loss                                       $ (15,095,279)  $ (14,766,072)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                    3,945,926       3,619,876
      Goodwill amortization                           2,266,246       2,266,247
      Other amortization                                137,500         206,250
      Provision for doubtful accounts                  (206,698)       (697,661)
      Stock based compensation                          178,226          60,378
      Issuance of shares in legal settlement                  -       1,250,000
      Impairment of goodwill and
        other long-lived assets                               -       9,955,330
      Changes in operating assets and liabilities:
       Accounts receivable                            7,652,932       7,318,703
       Unbilled receivable                             (133,535)       (619,617)
       Income taxes receivable                       (9,866,258)      8,908,633
       Prepaid expenses                                (492,167)        (48,617)
       Inventories                                       55,788         109,665
       Deferred income taxes                                  -      (1,852,000)
       Other assets                                     549,441        (321,475)
       Accounts payable                                (670,500)       (750,655)
       Other accrued liabilities                      4,272,817      (2,787,833)
       Unearned revenue                               1,151,776       1,138,668
                                                     ----------      ----------
       Net cash provided by (used in)
        operating activities                         (6,253,785)     12,989,820
                                                     ----------      ----------
Cash flows from investing activities:
   Purchase of investments                           (2,000,000)              -
   Proceeds from sale and maturities of investments   4,348,008               -
   Additions to property and equipment               (5,165,382)     (2,283,623)
   Purchase of customer list                           (550,000)              -
                                                     ----------      ----------
       Net cash used in investing activities         (3,367,374)     (2,283,623)
                                                     ----------      ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options            6,021,271         591,844
   Proceeds from issuances of shares under employee
       stock purchase plan                              472,744         366,338
   Cash paid to acquire treasury stock                        -      (1,620,288)
   Principal payments on long-term debt                (652,433)        (16,479)
                                                     ----------      ----------
       Net cash provided by financing activities      5,841,582        (678,585)
                                                     ----------      ----------
Foreign currency translation adjustment                (771,285)       (489,595)

Net increase (decrease) in cash and cash equivalents (4,550,862)      9,538,017
Cash and cash equivalents at beginning of period1    17,912,797      15,487,515
                                                     ----------      ----------
Cash and cash equivalents at end of period        $  13,361,935   $  25,025,532
                                                  =============   =============

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

Datastream Systems, Inc. (the "Company" or "Datastream") is a leading provider of asset lifecycle management solutions. The Company's solutions enable businesses, government agencies and other organizations to maximize the profitability of assets in the four distinct phases of their lifecycle: buy, track, manage, and sell. A component of this lifecycle is the procurement of spare parts used to maintain assets. The Company's iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. In addition to its U.S. operations, the Company has direct sales offices in Argentina, Australia, Brazil, Canada, Chile, China, France, Germany, Japan, Mexico, The Netherlands, Singapore, and the United Kingdom.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. Antidilutive shares totaling 3,744,623 and 3,466,596 at September 30, 2000 and September 30, 2001, respectively, were excluded from the diluted net income (loss) calculation. At September 30, 2000 and September 30, 2001, basic loss per share equaled diluted loss per share.

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

For the three months ended September 30, 2000 and 2001:
                        United                         Latin
                        States          Europe        America         Asia            Total
September 30, 2000:

Total revenues          $16,880,905  $ 4,546,985    $ 1,931,018     $ 1,057,991     $24,416,899
Operating income(loss)   (3,668,803)    (105,536)       226,299        (310,322)     (3,858,362)
Total assets             66,469,382    11,151,870     3,177,183       3,911,391      84,709,826

September 30, 2001:

Total revenues           13,086,464     4,120,203     1,788,242       1,182,117      20,177,026
Impairment Charge        (9,955,330)            -             -               -      (9,955,330)
Operating loss          (11,551,206)     (450,513)     (320,144)       (270,809)    (12,592,672)
Total assets             48,728,875    11,004,111     4,766,185       3,759,969      68,259,140

For the nine months ended September 30, 2000 and 2001:
                        United                         Latin
                        States          Europe        America         Asia            Total
September 30, 2000:

Total revenues          $49,054,262  $15,125,769    $ 4,889,186     $ 3,609,625     $72,678,842
Operating income(loss)  (18,318,828)    (438,188)       745,210        (696,302)    (18,753,108)
Total assets             66,469,382   11,151,870      3,177,183       3,911,391      84,709,826

September 30, 2001:

Total revenues           44,362,474   14,083,845      5,485,948       3,790,737      67,723,004
Impairment Charge        (9,955,330)           -              -               -      (9,955,330)
Operating loss          (15,256,142)    (573,863)      (363,172)       (283,588)    (16,476,765)
Total assets             48,728,875   11,004,111      4,766,185       3,759,969      68,259,140

The United States revenues include international revenues of approximately $777,000 and $404,000 for the third quarters of 2000 and 2001, respectively and approximately $2,494,000 and $2,098,000 for the first nine months of 2000 and 2001, respectively. During 2001, intercompany charges related to software licenses were invoiced monthly. During 2000, intercompany charges related to software licenses were invoiced annually.

D. Impairment of goodwill and other long-lived assets

As part of its review of its third quarter financial results, the Company performed an impairment assessment of goodwill and other long-lived assets. The Company identified indicators of possible impairment which included, but were not limited to, significant negative industry and economic trends, significant underperformance of certain of the Company's international operations relative to historical or projected future operating results, the Company's net book value as compared to market capitalization and a decline in the Company's stock price for a sustained period.

The Company determined whether any impairment existed in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". Impairment does not exist if the sum of the expected cash flows (undiscounted) attributable to the intangible assets is greater than the book value of the intangible assets. However, if the sum of the expected cash flows (undiscounted) attributable to the intangible assets is less than the book value of the intangible assets, then impairment may exist. The impairment is calculated by deducting the estimate of fair value from the book value of the intangible assets. The estimate of fair value was based upon the discounted estimated cash flows for the geographic regions impacted for the relevant years using a discount rate based upon weighted average cost of capital for comparable companies and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates.

As a result,  the Company  recorded an  impairment  charge of  $9,785,330 in the third quarter of 2001 to reduce goodwill to its estimated fair value. The goodwill was associated with the Company's European acquisitions of SQL Group B.V. ($2,167,011) and Datastream Systems GmbH & Co KG ($2,472,444), the Company's Pacific Rim acquisitions of Datastream Systems Pte Ltd. ($3,075,288) and Datastream Systems Pty Ltd. ($611,802) and the Company's Latin American acquisition of Computec S.A. and Datastream Systems de Mexico S.A. de C.V. ($1,458,785). There are no remaining goodwill balances and there will be no goodwill amortization expense related to these acquisitions in future periods.

In conjunction with the Company's assessment of goodwill, the Company reviewed other long-lived assets and reduced the value of a building located in Dessau, Germany to its estimated fair value. This resulted in a charge of $170,000.

E. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations"(Statement No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of Statement No. 142 is January 1, 2002. At September 30, 2001 the Company expects no impact on the adoption of Statement No. 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 retains the fundamental provisions of Statement for Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement No. 121), while resolving significant implementation issues associated with Statement No. 121. The Effective date of Statement No. 144 is January 1, 2002. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the long-lived assets held at the time of adoption, if any.

F. Commitments and Contingencies

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

Results of Operations

     Total Revenues. Total revenues decreased 17% to $20,177,026 in the third quarter of 2001 from $24,416,899 in the third quarter of 2000, due principally to unfavorable market conditions, longer sales cycles and decreased service revenue resulting from decreased license revenues. Total revenues decreased 7% to $67,723,004 for the first nine months of 2001 from $72,678,842 from the first nine months of 2000. International revenues were approximately $7,495,000 (37% of total revenues) in the third quarter of 2001 and approximately $8,313,000 (34% of total revenues) in the third quarter of 2000. International revenues were approximately $25,460,000 (38% of total revenues) for the first nine months of 2001 and approximately $26,119,000 (36% of total revenues) for the first nine months of 2000. See Note C to consolidated financial statements.

     Product revenues decreased 35% to $5,038,672 (25% of total revenues) in the third quarter of 2001 from $7,745,758 (32% of total revenues) in the third quarter of 2000, due principally to unfavorable market conditions and longer sales cycles. Product revenues decreased 9% to $18,947,113 (28% of total revenues) in the first nine months of 2001 from $20,873,375 (29% of total revenues) in the first nine months of 2000.

     Service and support revenues decreased 9% to $15,138,354 (75% of total revenues) in the third quarter of 2001 from $16,671,141 (68% of total revenues) in the third quarter of 2000. The decrease is a result of decreased software license revenues resulting in decreased installation and training service revenues. Service and support revenues decreased 6% to $48,775,891 (72% of total revenues) in the first nine months of 2001 from $51,805,467 (71% of total revenues) in the first nine months of 2000.

     Cost of Revenues. Cost of revenues decreased 17% to $8,268,262 (41% of total revenues) in the third quarter of 2001, as compared to $10,026,775 (41% of total revenues) in the third quarter of 2000. The decrease in cost of revenues is due to cost savings in the services and support department as a result of improved utilization and improved organizational efficiency. Cost of revenues decreased 16% to $27,133,510 (40% of total revenues) in the first nine months of 2001 from $32,380,525 (45% of total revenues) in the first nine months of 2000.

     Cost of product revenues was 2% of total revenues in both the third quarter of 2001 and 2000. Cost of product revenues was 2% of total revenues for the first nine months of 2001 and 2000.

     Cost of service and support revenues was 39% of total revenues in both the third quarters of 2001 and 2000. Cost of service and support revenues was 38% of total revenue in the first nine months of 2001 and 42% of total revenues for the first nine months of 2000. The decrease as a percentage of total revenues for the first nine months of 2001 was due to improved utilization rates and a reduction in employee-related costs.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 22% to $8,093,162 (40% of total revenues) in the third quarter of 2001 from $10,374,715 (42% of total revenues) in the third quarter of 2000. The decrease is due to cost savings realized upon consolidation of certain product departments, decreased employee-related costs and decreased sales and marketing expenditures for Internet-related initiatives. Sales and marketing expenses decreased 20% to $27,477,305 (41% of total revenues) in the first nine months of 2001 from $34,259,520 (47% of total revenues) in the first nine months of 2000.

     Product Development Expenses. Total product development expenditures decreased 18% to $3,065,161 (15% of total revenues) in the third quarter of 2001 from $3,733,767 (15% of total revenues) in the third quarter of 2000. The decrease in total product development expense resulted from cost savings realized upon consolidation of development teams and a reduction in outside contract labor costs. Total product development expenditures decreased 23% to $9,814,163 (14% of total revenues) in the first nine months of 2001 from $12,705,809 (17% of total revenues) in the first nine months of 2000.

     General and Administrative Expenses. General and administrative expenses decreased 22% to $2,632,367 (13% of total revenues) in the third quarter of 2001 from $3,384,588 (14% of total revenues) in the third quarter of 2000, due to a reduction in costs associated with managing the iProcure product and decreased employee-related costs. General and administrative expenses decreased 23% to $7,553,214 (11% of total revenues) in the first nine months of 2001 from $9,819,850 (14% of total revenues) in the first nine months of 2000.

     Goodwill Amortization. Amortization of goodwill expense was $755,416 (4% of total revenues) during the third quarter of 2001 and $755,416 (3% of total revenues) in the third quarter of 2000. Amortization of goodwill expense was $2,266,247 (3% of total revenues) for the first nine months of 2001 and $2,266,246 (3% of total revenues) for the first nine months of 2000.

     Impairment of goodwill and other long-lived assets. During the third quarter of 2001, the company wrote off $9,785,330 of impaired goodwill and $170,000 for an impaired building. See note D to the consolidated financial statements.

     Interest and other income. Interest and other income increased to $354,517 in the third quarter of 2001 from $159,274 in the third quarter of 2000. The increase was due to an increase in cash balances. Interest and other income increased to $725,995 in the first nine months of 2001 from $634,234 in the first nine months of 2000.

     Interest Expense. Interest expense increased to $31,846 in the third quarter of 2001 from $15,801 in the third quarter of 2000, due to increased line of credit balances internationally. Interest expense increased to $91,775 for the first nine months of 2001 from $58,553 for the nine months of 2000.

     Other Expense. Other expense recorded in the third quarter of 2000 consists primarily of costs incurred to settle the Company's class action lawsuit and to settle the escrow claims dispute with the former shareholders of SQL Systems.

     Tax Rate. The Company's effective tax rate was 3% for the third quarter of 2001 as compared to 31% for the third quarter of 2000. The decrease in the effective tax rate is due to the impact of the Company's permanent book/tax differences including impairment of goodwill and amortization of goodwill, as a percentage of pre-tax loss. The Company's effective tax rate was 7% for the first nine months of 2001 as compared to 34% for the first nine months of 2000.

     Net loss. Net loss increased to $(11,861,087) ((59%) of total revenues) in the third quarter of 2001 from $(5,768,106) ((24%) of total revenues) in the third quarter of 2000. The increase is due to the impairment of goodwill and other long-lived assets. Net loss improved to $(14,766,072) ((22%) of total revenues) for the first nine months of 2001 from $(15,095,279) ((21%) of total revenues) for the first nine month of 2000.

Liquidity and Capital Resources

     The Company has funded its operating activities primarily from cash generated from operations. The Company ended its third quarter of 2001 with $25,025,532 in cash and cash equivalents defined as securities maturing in less than 90 days.

     On February 26, 2001 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. During the third quarter of 2001 the Company repurchased 244,000 shares at a cost of $1,297,550. The repurchased shares will be added to the 40,500 treasury shares (cost of $322,738) repurchased during the first six months of 2001 and the 405,000 treasury shares (cost of $4,052,763) repurchased by the company in 1999. The shares are classified as treasury stock on the balance sheet and are reported at cost. This plan expired during the third quarter.

     Subsequent to the end of the third quarter, on October 4, 2001 the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of Datastream's outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options.

     During the third quarter of 2001 the Company's $5,000,000 multi-currency line of credit expired and was not renewed.

     The Company's principal commitments as of September 30, 2001, consisted primarily of long-term debt and there were no material commitments for capital expenditures. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


     The Company did not experience any material changes in market risk in the third quarter of 2001.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                None

           (b)  Reports on Form 8-K
                The Company filed a Current Report on Form 8-K on
                October 4, 2001 to report the Company's announcement of a stock repurchase plan.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Datastream Systems, Inc.


                               /s/ C. Alex Estevez
Date:   11/13/01                    ______________________
                               C. Alex Estevez
                               Chief Financial Officer (principal
                                financial and accounting officer)