Form 10-K
period 2001-12-31
DATASTREAM SYSTEMS INC
filed 2002-03-29
CIK 938481

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File Number: 0-25590

Datastream Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0813674 (I.R.S. Employer Identification No.)

50 Datastream Plaza, Greenville, South Carolina 29605
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (864) 422-5001
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ x ]No [ _ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K. [ ]

As of March 15, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $144,801,130. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of March 15, 2002: 20,136,472.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DATASTREAM SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under “Risk Factors” set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Such factors include, but are not limited to: the increasing competitiveness of the market for asset lifecycle management solutions; our ability to keep pace with rapid technological changes and demands in our markets in order to remain competitive; increasing sales cycles and other factors that may result in volatility of our quarterly results; our ability to successfully implement an application service provider business model; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providers; our ability to develop products timely to be an innovator in the industry; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with security that may deter the use of the Internet for conducting electronic commerce; risks associated with managing international operations, including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

Item 1.     Business.

Basis of Presentation

As used herein, except as otherwise indicated by the context, the terms “Datastream” and “Company” are used to refer to Datastream Systems, Inc. and its subsidiaries.

Company Overview

Datastream is a leading provider of asset lifecycle management solutions. These solutions enable businesses, government agencies and other organizations to maximize the performance and profitability of assets. One important component of this lifecycle is the procurement of spare parts used to maintain assets. Datastream’s iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. Combined, these offerings create a complete, scaleable asset lifecycle management solution representing a unique value proposition to the market.

For over sixteen years, Datastream has succeeded in providing asset management solutions to the marketplace. As a result, Datastream has a broad customer base, including American Airlines, Chevron, Del Monte, Dunlop Tire Corporation, Energizer Battery Corporation, FMC Airport Services, GE Fanuc, GlaxoSmithKline, H.J. Heinz Company, Holly Corporation, Kaiser Permanente, Lear Corporation and Sony. The Company’s customer base represents more than 65 percent of the Fortune 500. Datastream has sold systems in 129 countries through a combination of telesales, direct sales and international distributors in virtually every major industry. The Company’s products are found in a wide range of industries, including aerospace and defense, automotive, chemicals, communications, computers and electronics, discrete manufacturing, general facilities, general manufacturing, government, healthcare, hospitality, metals, petroleum, pharmaceuticals, process manufacturing, transportation and utilities.

Company Background

Datastream was incorporated as a South Carolina corporation in February 1986 upon consummation of the acquisition of the assets and liabilities of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. Datastream reincorporated as a Delaware corporation in January 1995. Datastream’s executive offices are located at 50 Datastream Plaza, Greenville, South Carolina 29605, and its telephone number is (864) 422-5001. Additional information on the Company can be found at www.datastream.net. Information contained on the Company’s home page shall not be deemed to be part of this Annual Report.

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

With advances in client server technology, organizations began to expand the nature of this asset management process, integrating plants, offices and buildings in a way that produced a more comprehensive and dynamic approach to asset management. These offerings became known as Enterprise Asset Management Solutions (EAM), and many CMMS vendors broadened their vision to offer consolidated asset management across an enterprise. This EAM solution, however, continued to address more operational issues than executive concerns, and asset information at the corporate level remained fairly static within the fixed asset module of an ERP system. As a result, the operational information, though powerful in terms of accuracy, comprehension and detail, seldom became a strategic tool for executive management.

Through the Internet, organizations now have the opportunity to increase shareholder value through cost-effective deployment of Internet-based asset management solutions. These solutions establish an information bridge between operationally focused plant managers and maintenance managers and more strategically focused senior level executives. This information improves asset deployment and repair, optimizes the frequency of asset maintenance, reduces risk of catastrophic failure, and streamlines the selection, pricing and procurement of spare parts necessary to asset longevity. As a result, assets perform for longer periods of time, reducing requirements to procure new capital assets and increasing the total profitability of existing assets.

On February 13, 2002, the Company entered into an exclusive software development and licensing agreement with GE Fanuc Automation North America, Inc. “GE Fanuc”, an affiliate of GE Industrial Systems. Under the agreement, GE Fanuc will offer globally Datastream 7i™ and iProcure™ as its exclusive asset management component for GE Fanuc’s collaborative manufacturing solutions. GE Fanuc will market this solution as CIMPLICITY® Enterprise Asset Management. GE Fanuc also obtains the exclusive rights to offer Datastream 7i and iProcure globally to GE and select industry segments, including automotive original equipment manufacturers, power and energy generation companies and medical facilities. The Company believes that this agreement is representative of the types of new market opportunities that are created through Internet-based asset management solutions, and the Company believes that companies such as GE are well positioned to service maintenance requirements as turnkey third party providers.

Datastream products and offerings

Datastream 7i ™:    Datastream 7i is an Internet-based solution for asset lifecycle management that applies to virtually any size operation, from the large, multi-national enterprise requiring global solutions to the single, small shop with basic requirements. Datastream 7i is optimal in large, asset-intensive environments such as those found in manufacturing, mining, petrochemical, pharmaceutical, communications, transportation and utilities. It is also well suited for large, multi-national organizations that require high transaction volumes in multiple currencies and languages.

Datastream 7i offers a wide range of functional offerings, including asset management, commercial services, dataBridge, electronic signatures, inspection management, key performance indicators, materials management, mobile management, multi-organization, preventive maintenance, purchasing management, usage monitoring, warranty management, and work management. Datastream 7i is available in nine languages.The following describes certain functionality features of Datastream 7i in greater detail:

Asset Management:    The asset management module enables an organization to record, maintain, structure and standardize information about its physical assets. This module holds the identity, configuration and hierarchy of physical assets as well as their complete technical and commercial specifications. Users can track an asset’s current position, its past locations and its maintenance history. The asset management module also provides cost history analysis functionality that enables users to examine asset performance and associated maintenance costs.

Asset Management Services:    This feature is designed for maintenance organizations that operate as business units and charge customers for maintenance work that they perform. This feature defines time, material, and labor costs in cost-charging arrangements associated with commercial agreements.

dataBridge™:    Through dataBridge, Datastream 7i offers flexible and detailed solutions for integration with third party systems. Datastream 7i’s open architecture leverages XML to facilitate data interchange. Through clearly defined Application Program Interfaces (APIs) and XML messages, Datastream 7i can integrate virtually every aspect of its data with third party applications. Datastream 7i can also receive and process data from external systems from Programmable Logic Controllers (PLCs) such as those offered by GE Fanuc.

Electronic Signatures:    Datastream 7i offers electronic signature and electronic record functionality that electronically documents any service performed on an asset. As mandated by the Food and Drug Administration’s (FDA) Title 21 Code of Federal Regulations, Part 11 (21 CFR 11), the system documents required information such as username, password, and signature meaning. These signature procedures enable companies to determine who altered a document and when it was altered, which saves time and gives FDA inspectors a clear audit trail.

Inspection Management:    This feature manages inspection tasks, timed either by pre-determined intervals or through the use of Risk Based Inspections (RBI). The inspection module also offers an open-ended set of functions for specialized inspection requirements typically associated with corrosion management, vibration analysis, and calibration management of equipment and machinery. Inspections can be triggered by user-defined thresholds that alert users if certain parameters are met.

Key Performance Indicators (KPIs):    Through KPIs, users define and monitor asset performance indicators, such as mean time between equipment failures, without having to run reports. Using dashboard-like gauges, KPIs provide a snapshot of how assets are performing against user-defined benchmarks. As a result, KPIs become a powerful tool for enterprise level management of maintenance efficiency and asset productivity.

Materials Management:    The materials management module streamlines the process of managing maintenance materials and spare parts through constant management of inventory levels. Upon receipt of a material request, this module allocates materials to work orders and automatically generates pick lists for such materials. The module identifies items that need to be ordered based on stock levels, forecasts, and current reservations. As a result, this module can significantly reduce costs associated with inventory and material handling costs.

Mobile Management:    Datastream 7i provides mobile solutions that create additional opportunities for increased efficiency by expanding asset management best practices to field operations, mobile assets or remote locations. Using portable input devices, such as laptops, pagers, cell phones, and personal digital assistants (PDAs), users can create and update work orders, book labor hours, define equipment relationships, activate equipment warranties, record meter readings, and log inspection results from the field. Mobile systems can communicate with Datastream 7i via radio frequency, infrared, or file transfer devices. This module is particularly effective in reducing workloads associated with field service maintenance activities.

Multi-Organization:    For companies located in multiple countries utilizing a variety of currencies and languages, Datastream 7i can create multiple entities with one database. Each site within the organization is able to view and edit its own data while using its own currency and language. These capabilities form a collaborative environment that permits users across traditional boundaries to share common data.

Preventive Maintenance:    With the preventive maintenance (PM) module, users can create PM tasks based on a fixed date, flexible time period, or meter usage. Users may incorporate routes with a PM task to service multiple assets that share similar PM requirements under a single work order. Datastream 7i can automatically adjust PM schedules to compensate for early or late day tasks. In addition, Datastream 7i also offers PM Revision Control to track modifications and control the authorization of modifications to PM scheduled tasks, materials, and routes. With PM Revision Control, users may establish a control system for approving any changes to preventive maintenance schedules.

Purchasing Management:    The purchasing management module controls purchase order and invoice matching processes for materials, hired labor, and services associated with maintenance and associated material requests. This module registers standard contracts and blanket orders with vendors, along with their financial agreements and conditions. The module is often triggered by Datastream 7i’s work management and material management modules, and the purchasing can be programmed to automatically process orders through iProcure, which integrates the buyer with suppliers through the Internet in a way that creates additional purchasing efficiencies.

Usage Monitoring:    Datastream 7i offers an extensive metering function that allows an unlimited number of meters to be associated with a single piece of equipment. Metered usage values flow down a customer-defined equipment hierarchy to selected components, eliminating the need for supplemental metering. For example, a vehicle odometer can be used to register usage for tires, transmission, engine, and any other components of the vehicle. Usage values are retained by each item of usage even if that item is moved to a different location, so that accurate usage history accrues. This information better informs the user of estimated asset life, asset failure probability, and estimated work requirements.

Warranty Management:    This feature enables users to track asset warranties and process warranty claims. Datastream 7i accommodates both meter- and date-based warranties and enables a user to automatically track all work orders that have a potential claim. In addition, Datastream 7i retrieves the work orders for claim processing, posts specified meter readings for claim and historical purposes, and tracks time-elapsed based warranties. This module ensures that warranty claims are optimally managed in order to reduce capital deployment on replaced equipment under warranty.

Work Management:    The work management module controls work order processes for routine maintenance, response maintenance and periodic preventive maintenance. Datastream 7i provides numerous methods for managing work load scheduling, including automatic labor required-versus-available calculation, drag-and-drop rescheduling tools, comprehensive work analysis coding to facilitate failure trend evaluation, and a seamless integration with Microsoft Project. The system allows users to review planned versus actual expenses for work throughout the job cycle.

Architecture:    Datastream 7i is a three-tier application completely designed and built around the flexibility, speed and reliability of the Internet. These three tiers—the client, the application server, and the database server, communicate via standard Internet protocols and leverage standard Internet technologies.

The client for Datastream 7i can be any standard Java-enabled Web browser such as Internet Explorer 6.x or Netscape Navigator 6.x. When a user first accesses Datastream 7i, all client-side intelligence is delivered instantly in the form of a Java applet, which enables increased usability, speed and performance.This client interacts directly with the second tier application server, which manages all business logic and workflow of the system. Datastream 7i’s application server component, based on Oracle technology, interacts with the third tier database server, which is responsible for storing all customer data. Datastream 7i’s database server is Oracle 8/8i, providing the maximum possible scalability and performance. This architecture enables faster and easier product deployments, greater security and reliability, and superior scalability.

The architecture for Datastream 7i has been built to provide the highest level of data security possible. The system incorporates VeriSign digital certificates for authentication and 128-bit SSL encryption to protect data being transmitted from the server to the client. S-HTTP is also supported. Datastream 7i’s multi-organization security allows for large numbers of sites to utilize a single database while segregating business elements between organizations. The system also offers electronic record generation and storage, electronic signature, back-end tamper monitoring, preventive maintenance and inspection revision control, and an extensive auditing and reporting suite. As a result, Datastream 7i offers compliance solutions for customers in the most stringent regulatory environments, such as those required by the US Department of Energy and the US Food and Drug Administration.

Datastream 7i is an open system that facilitates integration with third party systems via standard integration tools. The product is standards compliant, supporting conventions such as JAVA, J2EE 1.3, Forms, Web Services, XML, and SOAP.

MP2 Professional®.    MP2 Professional is designed for more traditional small- to medium-sized organizations dependent on more established technology architectures, such as those found in client server and file server environments. MP2 Professional, available in both file server and client server versions, is able to generate over 4,000 standard reports providing analysis down to specific location, piece of equipment, and employee. Add-on features to MP2 Professional include MP2 Messenger™, Pocket MP2™, Pagerlink™, MP2 Weblink® and the capability to integrate OSHA regulations and FDA validation. The file server version of MP2 Professional is available for Microsoft Access database; the client server version is available for Microsoft SQL Server and Oracle databases. The client server version of MP2 Professional manages most of the processing at the server, which expedites performance, ensures data integrity and security and reduces network traffic. MP2 Professional is available in thirteen languages.

iProcureTM.    iProcure automates the process of procuring industrial spare parts by connecting suppliers and buyers of industrial spare parts through the Internet. iProcure integrates seamlessly with Datastream 7i and MP2 Professional in a way that expands the functionality of purchasing management, inventory management, and supply chain management. As a result, customers reduce item costs, reduce catalog search time, streamline requisition processing, reduce “maverick” purchasing, and improve inventory control. The iProcure solution can also function as a stand-alone procurement module that integrates seamlessly with existing third party systems. The iProcure network currently has over 85 maintenance, repair and operations (MRO) suppliers who participate in millions of dollars of transactions every year through the iProcure network.

Hosted offering.    Datastream customers have the option of accessing the functionality of Datastream 7i through a hosting solution provided by Datastream. This offering allows customers to access product functionality without the challenges and costs of managing such applications internally. Customers typically purchase the license for Datastream 7i and pay an increased support fee that covers the price of hosting.

The hosted offering is housed on a highly reliable, fault tolerant platform located in a UUNet-WorldCom data center. The data center is a generation 3 UUNet security hardened facility positioned directly on the UUNet backbone. It has two physical bandwidth connections from SONET rings, redundant HVAC and triple redundant diesel generators for backup power generation. In 2002, Datastream expects to also include a hot standby disaster recovery site that will take over operations in the event of a major catastrophe at the primary facility.

Customers

For over sixteen years, Datastream has succeeded in providing asset management solutions to the marketplace. As a result, Datastream has a broad customer base, including American Airlines, Chevron, Del Monte, Dunlop Tire Corporation, Energizer Battery Corporation, FMC Airport Services, GE Fanuc, GlaxoSmithKline, H.J. Heinz Company, Holly Corporation, Kaiser Permanente, Lear Corporation and Sony. The Company’s customer base represents more than 65 percent of the Fortune 500. Datastream has sold systems in 129 countries through a combination of telesales, direct sales and international distributors in virtually every major industry. The Company’s products are found in a wide range of industries, including aerospace and defense, automotive, chemicals, communications, computers and electronics, discrete manufacturing, general facilities, general manufacturing, government, healthcare, hospitality, metals, petroleum, pharmaceuticals, process manufacturing, transportation and utilities.

No customer has represented more than 5% of the Company’s total annual revenues in any of the last three fiscal years.

Sales and Marketing

The Company markets and sells its products and services through 226 sales and marketing professionals (as of March 15, 2002), including a telesales force of 61 representatives and a direct sales force of 76. The Company’s direct sales force calls on larger accounts marketing its enterprise-wide solutions, including Datastream 7i and iProcure. The Company uses a customer resource management (CRM) software system with database marketing, telemarketing, lead tracking and analysis and customer support capabilities.

The Company’s marketing department consists of 22 employees (as of March 15, 2002) and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design and management, product marketing, collateral development and provides input for the Company’s product development efforts.

Internationally, the Company sells its products from its offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Japan, Mexico, the Netherlands, Singapore, and the United Kingdom. In addition, the

Company has a network of affiliates located throughout the balance of Europe, Latin America and the Pacific Rim. For financial information about the Company’s segments and operations in different geographic locations, see note 12 to the Company’s consolidated financial statements.

Alliances and Partners

Datastream has established business alliances with leading software companies, consulting firms, industrial parts suppliers, resellers and other complementary vendors. The Company has established marketing agreements with Oracle Corporation, Microsoft Corporation and webMethods. In addition, the Company has formal alliances or teaming agreements with leading consulting and system integration firms such as Accenture, IBM Global Services, and PricewaterhouseCoopers. These firms complement Datastream’s marketing and service delivery efforts by combining vertical market and best practice expertise in enterprise-wide implementation projects.

The Company has established formal relationships with approximately 85 industrial parts suppliers and distributors such as Fastenal, Graybar, Grainger, Office Depot, MSC Industrial Direct and WESCO. These supplier partners are electronically connected to the iProcure trading network and serve to streamline and optimize the supply chain of spare parts required by our application customers.

On February 13, 2002, the Company entered into a software development and licensing agreement with GE Fanuc Automation North America, Inc. “GE Fanuc”, an affiliate of GE Industrial Systems, to deliver integrated asset management solutions globally. The new agreement brings together the proven software and service capabilities of Datastream with the e-manufacturing systems, business expertise and worldwide customer support of GE Fanuc.

Under the agreement, GE Fanuc will offer globally Datastream 7i™ and iProcure™ as its exclusive asset management component for GE Fanuc’s collaborative manufacturing solutions. GE Fanuc will market this solution as CIMPLICITY® Enterprise Asset Management. GE Fanuc also obtains the exclusive rights to offer Datastream 7i and iProcure globally to GE and select industry segments, including automotive original equipment manufacturers, power and energy generation companies and medical facilities.

Professional Services

The Company offers eight types of value added professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as asset management or preventive maintenance, (ii) technical services, which provides on-site installation and systems integration services, (iii) configuration services, which enhances the functionality of a customer’s system, (iv) MRO optimization services, which organizes MRO purchases, bringing structure and discipline to the parts purchasing and management process, (v) maintenance and support services, (vi) project management, (vii) customer training, and (viii) hosting services.

The Company offered a total of 345 training sessions in 2001 at both customer locations and its training facilities throughout the United States. Additionally, the Company offered training sessions at various international locations. Most of the Company’s training and consulting services are performed on a daily fee arrangement in connection with implementation of the Company’s systems. As of March 15, 2002, the Company employed 193 professional service personnel worldwide.

Maintenance and support services include unlimited, toll-free international access to Datastream’s Support staff, product upgrades, a searchable Internet site for common questions and requests, an Internet-based support tool for self-help via the Internet, e-mail support and an Internet-based file download service. As of March 15, 2002, the Company employed 99 support personnel in support operations worldwide. The Company provides support for its international customers via a tiered approach: first-level support is provided by a network of partners in conjunction with the local office with back-up expertise offered through the European technical center in Grenoble, France and the North American technical center in Greenville, South Carolina.

Product Development

The Company’s ability to design, develop, test and support new product technology and enhancements in a timely manner is essential to its future success. As of March 15, 2002, the Company’s product development department consisted of 104 people, focused on five key functions: development, quality assurance, documentation, localization and technology. The Development group consisted of 68 software developers, most of whom hold advanced programming or engineering degrees. From time to time, the Company utilizes contractors for certain product development projects.

Management believes the Company has been able to respond quickly to technology trends. The Company introduced its first DOS-based desktop product in 1986. In 1994, it released a Windows-based desktop product and shortly thereafter added PC networking capabilities with its file server products. In 1996, the Company successfully released the first of its enterprise class products based on client server architecture. During the last three years the Company committed significant investments into building Internet-based applications. Total expenditures on product development were $12.4 million in 2001.

Competition

The market for application software is intensely competitive. The principal methods of competition in our markets include price, service and product performance. Certain of the Company’s existing competitors, as well as a number of potential market entrants, have greater financial, marketing, service and support and technical resources than the Company. The Company will be required to make continued investments in product development, particularly the development of Internet-based products, to meet competitive pressures. There can be no assurance that the Company will have sufficient resources to make those investments or that the Company will be able to make the technical advances necessary to continue to compete effectively in the future.

Datastream’s solutions allow companies to effectively manage assets throughout their entire lifecycle. As a result, the Company competes with providers of EAM-related solutions such as Indus International, Mincom, MRO Software and Peregrine Systems. In addition, the Company competes with enterprise resource planning (ERP) vendors such as IFS, Invensys, J.D. Edwards, Oracle, and SAP, who offer enterprise-wide management systems with asset maintenance modules.

An important component of asset lifecycle management is the procurement of spare parts used to maintain these assets. Within this procurement market, the Company competes with companies such as Ariba, Clarus, Commerce One, MRO Software and PurchasePro. This market is characterized by competitors with significantly higher capital and human resources than the Company, and it is an industry driven by highly dynamic changes in technology.

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

Intellectual Property

The Company claims exclusive title to and ownership of the software it develops. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and licensing agreements, ‘‘shrink-wrap’’ licenses, “click-through” agreements and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to protect the Company’s intellectual property rights or that the Company’s competitors will not independently develop software products that are superior to the Company’s products. Existing copyright laws provide limited protection to the Company in prohibiting competitors from independently producing software products that are substantially similar to Datastream’s products. The Company does not hold any patents or have any patent applications pending.

Although the Company incorporates both “shrink-wrap” licenses and “click-through” agreements for protection against unauthorized use of its products, the Company may specifically negotiate license agreements that are signed by both the licensee and the Company. Certain provisions of these licenses, including restrictions on use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. The Company’s international operations expose it to certain additional intellectual property risks in that the laws of some countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Although the Company believes that its products, trademarks, servicemarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against the Company. Any such claim made against the Company, with or without merit, could be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against the Company could have a material adverse effect on the Company’s financial condition and results of operations.

Datastream®, Datastream 7i™, iProcure™, dataBridge™, MP2®, MP2 Professional®, MP2, WebLink®, and PagerLink™ are trademarks or service marks of the Company and are used in this report to denote the products and services of the Company. SQL Server, Windows CE, Windows 2000, Windows NT and Microsoft BackOffice are either trademarks or registered trademarks of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. CIMPLICITY is a registered trademark of GE Fanuc. Other product and company names mentioned herein may be trademarks of their respective owners.

Seasonality

The Company’s international operations expose the Company to seasonal fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

Employees

As of March 15, 2002, the Company employed approximately 713 persons, including 226 sales and marketing personnel, 294 service and support representatives, 89 administrative personnel and 104 employees involved in product development. None of Datastream’s employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. Management considers relations between the Company and its employees to be good.

Segment and Geographic Information

For information regarding the Company’s business segment and operations in different geographical regions, see footnote 12 to the consolidated financial statements contained herein.

Item 2.    Properties

The Company conducts its principal operations out of a 125,000 square foot headquarters building owned by the Company located in Greenville, South Carolina. The Company also owns a 15,000 square foot building in Dessau, Germany. The Company also has the following office properties under lease:

Location	Lease Expiration	Square Footage (approx.)
Munich, Germany	November 2002	16,000
Rotterdam, The Netherlands	November 2002	12,000
Singapore	June 2002	9,900
Grenoble, France	February 2002	6,500
Buenos Aires, Argentina	March 2005	4,306
Irvine, California	September 2003	3,800
Toronto, Canada	May 2003	3,600
Woodbridge, New Jersey	November 2003	2,800
Paris, France	February 2008	2,000
Mexico City, Mexico	July 2002	2,070
Atlanta, Georgia	April 2004	2,994
Sao Paulo, Brazil	January 2004	1,500
Chicago, Illinois	July 2003	1,400
Dallas, Texas	February 2003	1,400
Shanghai, China	Month-to-Month	1,000
Tokyo, Japan	June 2002	420
Lancaster, Pennsylvania	Month-to-Month	150
Santiago, Chile	September 2003	480
Theale, United Kingdom	September 2004	2,061

Item 3.    Legal Proceedings.

Datastream is occasionally involved in legal proceedings or other claims arising out of its operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Datastream’s stockholders during the fiscal quarter ended December 31, 2001.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

The Company’s common stock, $.01 par value per share (the “Common Stock”), is traded on the Nasdaq National Market under the symbol DSTM. The Company has never declared or paid any cash dividends on its Common Stock. However, the Company declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. The Company declared a second two-for-one stock split, effected in the form of a one-for-one share dividend, effective January 30, 1998. The Company does not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high and low closing prices for each quarter of the Company’s last two fiscal years.

Quarter Ended	High	Low
March 31, 2000	$47.50	$17.25
June 30, 2000	30.25	8.25
September 30, 2000	13.69	8.25
December 31, 2000	14.75	7.13

March 31, 2001	13.00	7.94
June 30, 2001	9.75	5.35
September 30, 2001	7.30	2.70
December 31, 2001	6.45	2.50

The closing price of a share of the Company’s Common Stock on March 15, 2002 was $8.99. As of March 15, 2002, the Company had 192 shareholders of record of its Common Stock. As of the date of the Company’s last Annual Meeting of Stockholders, June 8, 2001, the Company had approximately 8,100 beneficial owners of its Common Stock.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$69,768	$98,555	$118,776	$97,368	$89,525
Total cost of revenues (1)	22,131	34,756	46,545	42,023	35,265

Gross profit	47,637	63,799	72,231	55,345	54,260
Total operating expenses (2)	31,076	53,251	61,845	76,268	70,650

Operating income (loss)	16,561	10,548	10,386	(20,923)	(16,390)
Net other income (expense)	987	536	1,461	(4,021)	792

Income (loss) before income taxes	17,548	11,084	11,847	(24,944)	(15,598)
Income tax expense (benefit)	6,110	6,384	4,412	(8,101)	(1,078)

Net income (loss)	$11,438	$4,700	$7,435	$(16,843)	$(14,520)

Basic net income (loss) per share	$.62	$.25	$.39	$(.84)	$(.71)

Diluted net income (loss) per share	$.59	$.23	$.37	$(.84)	$(.71)

Basic weighted average common shares outstanding (3)	18,397	18,935	19,118	20,009	20,403
Diluted weighted average common shares outstanding (3)	19,246	20,279	20,098	20,009	20,403

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Working capital	$22,290	$25,792	$34,652	$30,353	$27,859
Total assets	65,097	86,790	88,175	85,283	71,417
Long-term debt, less current portion	603	297	224	8	—
Total stockholders’ equity	47,108	60,606	67,284	60,598	48,624

(1)	In 1998, includes $3,944 of capitalized and acquired software written off as a result of the acquisition of Datastream Systems GmbH & Co KG and pursuant to a plan of re-organization and restructuring.

(2)
In 1998, includes $6,667 of tax effected in-process research and development acquired and written off as a part of the acquisition of Datastream Systems GmbH & Co KG and Datastream—SIS PTE, Ltd., and other charges pursuant to a plan of re-organization and restructuring. In 1999, includes ($294) of restructuring reserves written off at completion of re-organization and restructuring plan. In 2000, includes $3,028 related to tax effected legal settlements. In 2001, includes $9,955 impairment charge for goodwill and other long-lived assets.

(3)	See note 13 to the consolidated financial statements for discussion of calculation of basic and diluted common shares outstanding.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the ‘‘Selected Financial Data’’ and the Company’s consolidated financial statements and notes thereto included herein. Readers are also encouraged to read the following in conjunction with the “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995” appearing at the beginning of this Report, as well as the “Risk Factors” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Datastream is a leading provider of asset lifecycle management solutions. These solutions enable businesses, government agencies and other organizations to maximize the performance and profitability of assets. One important component of this lifecycle is the procurement of spare parts used to maintain assets. Datastream’s iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. Combined, these offerings create a complete, scaleable asset lifecycle management solution representing a unique value proposition to the market.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Revenue Recognition—The Company’s revenue consists primarily of fees for product sales, professional services, hosting and customer support. The Company recognizes license revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to the multiple elements of the arrangement. Vendor-specific objective evidence is based on the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The amount of license revenue is determined based on the residual amount of the multiple element contract value that is not assigned to other elements based on the vendor specific objective evidence of those elements. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period. The Company’s standard agreements do not contain product return rights.

The Company recognizes support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. The amount of support revenue collected but not yet recognized is recorded as deferred revenue in the accompanying consolidated balance sheet. Revenues from professional services are recognized as the services are performed. Revenue from hosted software service arrangements is recognized ratably over the term of the hosting arrangement.

The Company continually evaluates its obligations with respect to warranties, returns and refunds. Based on historical trends and management’s evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts. The Company may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue.

Impairment of Goodwill and Other Long-Lived Assets—Goodwill represents the excess of the purchase price over the fair values of assets acquired. Goodwill is amortized using the straight-line method over its estimated useful life of seven years. Under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of” (SFAS 121), the recoverability of goodwill is reviewed upon certain triggering events. Impairment, if any, is determined when the carrying value of an asset cannot be recovered over its remaining useful life from undiscounted future cash flows, and is measured and recognized if the fair value is less than the asset’s carrying amount.

During 2001 the Company identified indicators of possible impairment of goodwill and other long-lived assets which included, but were not limited to, significant negative industry and economic trends, significant under-performance of certain of the Company’s international operations relative to historical or projected future operating results, the Company’s net book value as compared to market capitalization and a decline in the Company’s stock price for a sustained period. Total impairment charges of approximately $10.0 million were recorded in 2001. No such charges were incurred in 1999 or 2000.

Income Taxes—The determination of the Company’s tax provision is complex due to operations in several tax jurisdictions outside the United States which may be subject to certain risks not normally expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes which may be applied on a retroactive basis. If this were to occur, the Company’s tax expense (benefit) could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, the Company estimates taxable income into the future and determine the magnitude of deferred tax assets which are more likely than not to be realized. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

Functional Currencies for the Purpose of Consolidation—In preparing the consolidated financial statements, the Company is required to translate the financial statements of foreign subsidiaries from the currency in which they keep their accounting records, the “local currency”, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are included within the consolidated statement of operations for transactions whose terms are denominated in a currency other than the entity’s local currency. Gains and losses resulting from translation from the local currency to US dollars are recorded as a separate part of stockholders’ equity under the caption “other accumulated comprehensive income (loss)”.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which the Company transacts business against the United States dollar. These currencies include the Japanese Yen, Chinese Renminbi, Brazilian Real, the Euro, the United Kingdom Pound Sterling, Argentine, Chilean and Mexican Peso, and Australian and Singapore Dollars. Any future translation gains or losses could be significantly higher than those noted in each of 2000 and 2001. In addition, if management determines that the functional currency of one of the Company’s subsidiaries has changed at any point in time, the Company would be required to include any translation gains or losses from the date of change in the consolidated statement of operations.

Allowance for Doubtful Accounts Receivable—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The above is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain a summary of significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

On February 13, 2002, the Company entered into a software development and licensing agreement with GE Fanuc Automation North America, Inc. “GE Fanuc”, an affiliate of GE Industrial Systems, to deliver integrated ALM solutions globally. Under the agreement, GE Fanuc will offer globally Datastream 7i™ and iProcure™ as its exclusive asset management component for GE Fanuc’s collaborative manufacturing solutions. GE Fanuc will market this solution as CIMPLICITY® Enterprise Asset Management. GE Fanuc also obtains the exclusive rights to offer Datastream 7i and iProcure globally to GE and select industry segments, including automotive original equipment manufacturers, power and energy generation companies and medical facilities.

In connection with the agreement, Datastream issued a warrant to GE Fanuc to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allows for net issuance at the option of GE Fanuc and provides “piggy back” registration rights for the underlying common stock.

The Company has accounted for the warrant using the guidance of Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. As a result, on the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to prepaid commissions. The Company will record amortization of the prepaid commissions as a reduction of revenue over the three years the warrant is exercisable. The impact to the financial condition of the Company will be immaterial over the three year period.

On February 27, 2002, MRO Software, Inc. announced that it had withdrawn its previously announced offer to acquire the Company. On December 20, 2001, MRO Software publicly announced an unsolicited offer to purchase all the outstanding shares of the Company for $6.00 per share, comprised of $1.00 per share in cash and $5.00 per share in MRO Software common stock. On January 8, 2002, the Board of Directors of the Company announced its rejection of the offer, noting that it had determined that the offer was inadequate, did not reflect the inherent value of the Company, and was not in the best interest of Datastream or its stockholders.

Results of Operations

The following tables set forth statement of operations data for the three years ended December 31, 1999, 2000 and 2001, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

	Year Ended December 31,			Percent Change
	1999	2000	2001	99-00	00-01
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$39,268	$29,371	$25,782	(25.2)%	(12.2)%
Professional services and support	79,508	67,997	63,743	(14.5)	(6.3)

Total revenues	118,776	97,368	89,525	(18.0)	(8.1)
Cost of revenues:
Cost of product revenues	2,320	1,982	1,383	(14.6)	(30.2)
Cost of professional services and support revenues	40,124	40,041	33,882	0.2	(15.4)
Amortization and Write-off of capitalized software	4,101	—	—	N/M	—

Total costs of revenues	46,545	42,023	35,265	(9.7)	(16.1)

Gross profit	72,231	55,345	54,260	(23.4)	(2.0)

Operating expenses:
Sales and marketing	33,695	44,405	36,229	31.8	(18.4)
Product development	14,555	15,887	12,384	9.2	(22.0)
General and administrative	10,833	12,954	9,816	19.6	(24.2)
Goodwill amortization	3,056	3,022	2,266	(1.1)	(25.0)
Impairment of goodwill and other long-lived assets	—	—	9,955	—	N/M
Change in restructuring estimate	(294)	—	—	N/M	—

Total operating expenses	61,845	76,268	70,650	23.3	(7.4)

Operating income (loss)	10,386	(20,923)	(16,390)	N/M	21.7
Net other income (expense)	1,461	(4,021)	792	N/M	N/M

Income (loss) before income taxes	11,847	(24,944)	(15,598)	N/M	37.5
Income tax expense (benefit)	4,412	(8,101)	(1,078)	N/M	86.7

Net income (loss)	$7,435	$(16,843)	$(14,520)	N/M	13.8%

Basic net income (loss) per share	$.39	$(.84)	$(.71)	N/M	15.5%

Diluted net income (loss) per share	$.37	$(.84)	$(.71)	N/M	15.5%

N/M – Not meaningful

	Year Ended December 31,
	1999	2000	2001
Statement of Operations Data:
Revenues:
Product	33.1%	30.2%	28.8%
Professional services and support	66.9	69.8	71.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	1.9	2.0	1.5
Cost of professional services and support revenues	33.8	41.2	37.9
Amortization and write off of capitalized software	3.5	—	—

Total cost of revenues	39.2	43.2	39.4

Gross profit	60.8	56.8	60.6

Operating expenses:
Sales and marketing	28.4	45.6	40.5
Product development	12.2	16.3	13.8
General and administrative	9.1	13.3	11.0
Goodwill amortization	2.6	3.1	2.5
Change in restructuring estimate	(0.2)	—	—
Write-off of goodwill and other long-lived assets	—	—	11.1

Total operating expenses	52.1	78.3	78.9
Operating income (loss)	8.7	(21.5)	(18.3)
Net other income (expense)	1.2	(4.1)	0.9

Income (loss) before income taxes	9.9	(25.6)	(17.4)
Income tax expense (benefit)	3.7	(8.3)	(1.2)

Net income (loss)	6.2%	(17.3)%	(16.2)%

2001 Compared to 2000 and 2000 Compared to 1999

Total Revenues.    Total revenues for 2001 decreased 8.1% to approximately $89.5 million from approximately $97.4 million in 2000. This decrease was due primarily to product transitions, sales and marketing transitions, decreased services resulting from decreased product revenues and unfavorable market conditions.

Total revenues for 2000 decreased 18.0% to approximately $97.4 million from approximately $118.8 million in 1999, due principally to unfavorable market conditions, longer sales cycles, product rotations, changes within the sales organization causing a disruption in license sales, and decreased service revenue resulting from decreased product revenues.

International revenues in 2001 were approximately $34.2 million or 38.2% of revenue, compared to $35.4 million, or 36.3% of total revenues in 2000, compared to $42.8 million, or 36.1% of total revenues in 1999. See note 12 to the consolidated financial statements.

Product revenues decreased 12.2% to approximately $25.8 million in 2001 from approximately $29.4 million in 2000, and decreased 25.2% to approximately $29.4 million in 2000 from approximately $39.3 million in 1999. The 2001 decrease was due primarily to product transition to Datastream 7i, unfavorable market conditions and longer sales cycles. The 2000 decrease was a result of unfavorable market conditions, longer sales cycles, product rotations and changes within the sales organization causing a disruption in license sales. As a percentage of revenues, revenues from software products decreased to 28.8% in 2001 from 30.2% in 2000 and decreased to 30.2% in 2000 from 33.1% in 1999.

Professional service and support revenues decreased 6.3% to approximately $63.7 million in 2001 from approximately $68.0 million in 2000 and decreased 14.5% to approximately $68.0 million in 2000 from approximately $79.5 million in 1999. The 2001 and 2000 decreases are due to the decrease in license sales resulting in decreased installation, training and integration services. As a percentage of revenues, revenues from professional services and support increased to 71.2% in 2001 from 69.8% in 2000 and 66.9% in 1999.

Cost of Revenues.    Cost of product revenues as a percentage of total revenues decreased to 1.5% in 2001 from 2.0% in 2000 and increased to 2.0% in 2000 from 1.9% in 1999. The decrease as a percentage of revenues in 2001 is due to the decrease in smaller-sized license sales which typically have higher cost of sales, in aggregate. The increase as a percentage of revenues in 2000 reflects the effect of fixed shipping costs and decreased product revenues.

Cost of professional services and support decreased as a percentage of total revenues to 37.9% in 2001 from 41.2% in 2000. Cost of professional services increased as a percentage of revenues in 2000 to 41.2% from 33.8% in 1999. The decrease as a percentage of revenue in 2001 was due to improved utilization rates and a reduction in service personnel expenditures. The increase as a percentage of revenues in 2000 from 1999 was due primarily to decreased revenues in 2000, lower utilization rates, and increased costs for iProcure.

Amortization and write off of capitalized software includes approximately $4.1 million of amortization of capitalized software for 1999. Capitalized software costs were fully amortized at the end of 1999. There was no amortization of capitalized software in 2000 and 2001.

Sales and Marketing Expenses.    Sales and marketing expenses for 2001 decreased 18.4% to approximately $36.2 million from approximately $44.4 million in 2000 and increased 31.8% in 2000 to approximately $44.4 million from approximately $33.7 million in 1999. As a percentage of total revenues, these expenses were 40.5% in 2001, 45.6% in 2000 and 28.4% in 1999. The decrease as a percentage of revenues in 2001 was primarily due to decreased marketing and personnel expenditures. Conversely, the increase as a percentage of revenues in 2000 from 1999 was due primarily to increased marketing and personnel expenditures for new products, especially iProcure.

Product Development Expenses.    Total expenditures on product development decreased 22.0% to approximately $12.4 million in 2001 from approximately $15.9 million in 2000 and increased to approximately $15.9 million in 2000 from approximately $14.6 million in 1999. The decrease in 2001 was primarily due to reduced personnel expenditures and efficiencies gained by the Company’s move to a single development code base. The increase in 2000 was primarily due to the hiring of additional employees and third party consultants to work on the Company’s Internet-based products. Net product development expenses as a percentage of revenues were 13.8%, 16.3% and 12.2% in 2001, 2000 and 1999, respectively. Amortization of capitalized product development costs is charged to cost of product sales and totaled approximately $4.1 million in 1999. Capitalized software costs were fully amortized at the end of 1999.

General and Administrative Expenses.    General and administrative expenses include the cost of the Company’s finance, human resources and information services. General and administrative expenses decreased 24.2% in 2001 to approximately $9.8 million from $13.0 million in 2000 and increased 19.6% to approximately $13.0 million in 2000 from approximately $10.8 million in 1999. The 2001 decrease was due primarily to reduced personnel expenditures. The 2000 increase was due primarily to costs associated with the iProcure initiatives and increased international infrastructure costs. As a percentage of total revenues, general and administrative expenses were 11.0% in 2001, 13.3% in 2000 and 9.1% in 1999.

Goodwill Amortization.    Goodwill amortization decreased 25.0% to approximately $2.3 million in 2001 from $3.0 million in 2000 and decreased 1.1% to approximately $3.0 million in 2000 from approximately $3.1 million in 1999. The decrease in 2001 was due to the write-off of goodwill during 2001 due to impairment. The 2000 decrease was due to adjustments to goodwill balances in 1999. As a percentage of total revenues, goodwill amortization was 2.5% in 2001, 3.1% in 2000 and 2.6% in 1999.

Change in Restructuring Estimate.    Approximately $300,000 of unutilized restructuring related reserves was written off at December 31, 1999. There were no related costs in 2000 and 2001.

Write-off of Goodwill and Other Long-Lived Assets.    During 2001 the Company identified indicators of possible impairment of goodwill and other long-lived assets which included, but were not limited to, significant negative industry and economic trends, significant under-performance of certain of the Company’s international operations relative to historical or projected future operating results, the Company’s net book value as compared to market capitalization and a decline in the Company’s stock price for a sustained period. Total impairment charges of approximately $10.0 million were recorded in 2001. No such charges were incurred in 1999 or 2000.

Other Income/Expense.    Other income/expense increased to approximately $800,000 of income in 2001 from approximately ($4.0) million of expense in 2000 and decreased to approximately ($4.0) million of expense in 2000 from approximately $1.5 million of income in 1999. The increase in income in 2001 was due primarily to one-time costs incurred in 2000 related to the Company’s class action lawsuit and to settle the escrow claims dispute with former shareholders of SQL Systems. The decrease from 1999 to 2000 was due to these one-time costs occurring in 2000. See Note 14 to the consolidated financial statements.

Income Taxes.    The Company’s effective income tax rate decreased to 7.0% in 2001 from 32.5% in 2000 and decreased to 32.5% in 2000 from 37.2% in 1999. The decrease in the effective tax rate from 2000 to 2001 and 1999 to 2000 is a result of the Company’s permanent book/tax differences when considering the operating losses in 2000 and 2001.

Net Income (Loss).    The Company’s net loss decreased in 2001 to a loss of ($14.5) million or ($.71) basic and dilutive loss per share from a loss of ($16.8) million or ($.84) basic and dilutive loss per share in 2000 and decreased in 2000 to a loss of approximately ($16.8) million or ($.84) basic and dilutive loss per share from a profit of approximately $7.4 million in 1999 or $.39 basic earnings per share ($.37 diluted earnings per share).The 2001 decrease in net loss is a direct result in the reduction of cost of revenues and total operating expenses. The 2000 decrease in net income is attributed to the decrease in license sales, increased costs related to new products, including iProcure, and the impact of the expenditures related to legal settlements.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three fiscal years.

Quarterly Results

General.    The Company believes that its future results of operations may be subject to quarterly variations. The Company experiences seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2001. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The Company’s quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

	Quarter Ended
	2000				2001
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues:
Product	$7,553	$5,574	$7,746	$8,498	$7,434	$6,475	$5,039	$6,834
Professional services and support	17,698	17,437	16,671	16,191	17,099	16,538	15,138	14,968

Total revenues	25,251	23,011	24,417	24,689	24,533	23,013	20,177	21,802
Cost of revenues:
Cost of product revenues	462	568	549	403	667	135	356	225
Cost of professional services and support revenues	10,569	10,755	9,478	9,239	9,000	9,063	7,912	7,907

Total cost of revenues	11,031	11,323	10,027	9,642	9,667	9,198	8,268	8,132

Gross profit	14,220	11,688	14,390	15,047	14,866	13,815	11,909	13,670
Operating expenses:
Sales and marketing	11,476	12,408	10,375	10,146	9,916	9,468	8,093	8,752
Product development	4,227	4,745	3,734	3,181	3,373	3,376	3,065	2,570
General and administrative	3,007	3,428	3,385	3,134	2,462	2,460	2,633	2,262
Goodwill amortization	755	756	755	756	755	755	755	—
Write-off of goodwill and other long-lived assets	—	—	—	—	—	—	9,955	—

Total operating expenses	19,465	21,337	18,249	17,217	16,506	16,059	24,501	13,584

Operating income (loss)	(5,245)	(9,649)	(3,859)	(2,170)	(1,640)	(2,244)	(12,592)	86
Net other income (expense)	130	302	(4,560)	107	93	218	322	159

Income (loss) before income taxes	(5,115)	(9,347)	(8,419)	(2,063)	(1,547)	(2,026)	(12,270)	245
Income tax benefit	(2,048)	(3,087)	(2,651)	(315)	(304)	(365)	(409)	—

Net income (loss)	($3,067)	($6,260)	($5,768)	($1,748)	$(1,243)	$(1,661)	$(11,861)	$245

Basic net income (loss) per share	$(.16)	$(.31)	$(.29)	$(.09)	$(.06)	$(.08)	$(.58)	$.01

Diluted net income (loss) per share	$(.16)	$(.31)	$(.29)	$(.09)	$(.06)	$(.08)	$(.58)	$.01

The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company’s results of operations for each of the eight quarters through the quarter ended December 31, 2001.

	Quarter Ended
	2000				2001
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues:
Product	29.9%	24.2%	31.7%	34.4%	30.3%	28.1%	25.0%	31.4%
Professional services and support	70.1	75.8	68.3	65.6	69.7	71.9	75.0	68.6

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	1.8	2.5	2.2	1.6	2.7	0.6	1.8	1.0
Cost of professional services and support revenues	41.9	46.8	38.8	37.5	36.7	39.4	39.2	36.3

Total cost of revenues	43.7	49.3	41.0	39.1	39.4	40.0	41.0	37.3

Gross profit	56.3	50.7	59.0	60.9	60.6	60.0	59.0	62.7
Operating expenses:
Sales and marketing	45.4	53.9	42.5	41.1	40.4	41.1	40.1	40.1
Product development	16.7	20.6	15.3	12.9	13.8	14.7	15.2	11.8
General and administrative	11.9	14.9	13.9	12.7	10.0	10.7	13.1	10.4
Goodwill amortization	3.0	3.3	3.1	3.1	3.1	3.3	3.7	—
Write-off of goodwill and other long-lived assets	—	—	—	—	—	—	49.3	—

Total operating expenses	77.0	92.7	74.8	69.8	67.3	69.8	121.4	62.3

Operating income (loss)	(20.8)	(42.0)	(15.8)	(8.9)	(6.7)	(9.8)	(62.4)	0.4
Net other income (expense)	0.5	1.3	(18.7)	0.4	0.4	1.0	1.6	0.7

Income (loss) before income taxes	(20.2)	(40.7)	(34.5)	(8.5)	(6.3)	(8.8)	(60.8)	1.1
Income tax expense (benefit)	(8.1)	(13.4)	(10.9)	(1.3)	(1.2)	(1.6)	(2.0)	—

Net income (loss)	(12.1)%	(27.3)%	(23.6)%	(7.2)%	(5.1)%	(7.2)%	(58.8)%	1.1%

Liquidity and Capital Resources

In 2001, the Company funded its operating activities primarily from cash generated from operations. The Company ended 2001 with $25.4 million in cash and cash equivalents, defined as securities maturing in less than 90 days. The Company intends to reinvest the proceeds of maturing U.S. Government securities in similar U.S. Government securities.

Cash provided by operations increased to $14.7 million at December 31, 2001 compared to cash used in operating activities of ($5.2) million at December 31, 2000. The increase is due mainly to income tax refunds received in the current year, a reduction in days sales outstanding and an increase in deferred revenue with customers.

In July 1997, the Company made a $2.0 million investment in Distinction Software, Inc. (“Distinction”). This investment represented less than 20% of the outstanding capital stock of Distinction. In November 1998, Distinction and Peoplesoft entered into an agreement whereby, pursuant to the satisfactory delivery of interim software development and revenue targets, Peoplesoft agreed to purchase Distinction. In 1999, the purchase of Distinction by Peoplesoft was completed. The Company received 161,767 shares of Peoplesoft common stock in exchange for its investment in Distinction. During the fourth quarter of 1999, the Company sold 150,000 shares of Peoplesoft common stock for approximately $3.1 million. During 2000, the Company sold the remaining 11,767 shares of Peoplesoft common stock for approximately $250,000.

In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. (“Dovebid”), one of the world’s leading auctioneers and operators of a business to business Internet auction site. This investment represents less than 20% of the outstanding capital stock of Dovebid.

The Company maintains a Singapore line of credit for Sgd 1,242,500 (approximately $673,000) which bears interest at 1% over the Singapore dollar prime lending rate. During the third quarter of 2001 the Company’s $5,000,000 multi-currency line of credit expired and was not renewed. The Company does not foresee the need to enter into any new credit facilities, domestic or foreign, in the immediate future.

On February 26, 2001 the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Datastream’s outstanding common stock. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. During the first three quarters of 2001, the Company repurchased 284,500 shares of common stock at a cost of $1,620,288. The repurchased shares were added to the 405,000 treasury shares (cost of $4,052,763) repurchased by the company in 1999 under a separate stock repurchase plan. The shares are classified as treasury stock on the balance sheet and are reported at cost. This plan expired during the third quarter of fiscal 2001.

Subsequent to the end of the third quarter, on October 4, 2001 the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of Datastream’s outstanding common stock. The Company repurchased 169,500 shares of common stock at a cost of $508,620. The repurchased shares will be used for general corporate purposes, including grants of employee stock options.

As of December 31, 2001, the Company had no material commitments for debt or capital expenditures. The Company believes that its current cash balances, cash flow from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Recent Accounting Pronouncements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”(SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of SFAS 142 was January 1, 2002. The Company expects no material impact as a result of adopting SFAS 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 retains the fundamental provisions of Statement for Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), while resolving significant implementation issues associated with SFAS 121. The effective date of SFAS 144 was January 1, 2002. The Company does not expect a material impact as a result of adopting SFAS 144.

New European Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency (the “Euro Conversion”).

The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The amount of money the Company anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on the Company’s results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company’s pricing and marketing strategies, which could be material in nature and negative in impact; however, any such impact is not known at this time.

The Company has not encountered nor anticipates encountering significant costs for modifications of its internal systems (such as payroll, accounting and financial reporting) to deal with the Euro Conversion. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company’s business will occur as a result of the Euro conversion.

Risk Factors

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

The following is a summary of certain risks and uncertainties identified by us in the conduct of our business and is not meant to be exhaustive. These Risk Factors should also be read in conjunction with other cautionary statements that we make in this Annual Report as well as other risks and uncertainties identified from time to time in our other SEC reports, registrations statements and public announcements. See also “‘Safe Harbor’ Statement under the Private Securities Litigation Reform Act of 1995” at the beginning of this Annual Report.

The market for asset lifecycle management solutions continues to be highly competitive.

The current market for asset lifecycle management is highly competitive. We expect competition to intensify as new companies enter the market and existing ones, including ERP companies, expand their product lines. Certain competitors, including ERP companies, have greater financial, marketing, technical, service and support resources than we do. In addition, many prospective customers have already made significant commitments to ERP competitors, which could materially and adversely affect our ability to succeed in our market. Further, slowing U.S. and world economies could result in a decrease in spending by corporations on information technology and software. This could lead to even greater competition in our markets. We cannot assure you that we will be able to successfully compete against current and future competitors, especially if customers or prospective customers decrease their level of spending on asset lifecycle management products in a slowing economy. If we fail to compete successfully, our results of operations would be materially and adversely affected.

If we do not keep pace with rapid technological changes and demands in our markets, we will not remain competitive.

Our business is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions. Our future success depends greatly on our ability to enhance certain of our existing products. Our success also depends on our ability to develop and introduce, on a timely and cost-effective basis, new products and product features to meet our customers’ changing needs, particularly involving Internet-based applications. Industry requirements for product development in the asset lifecycle management market are still evolving. Our ability to successfully and efficiently develop products that meet these evolving requirements will require high levels of innovation, as well as an accurate anticipation of technological and market trends. We cannot assure you that we will be able to successfully identify, develop, and market new products or product enhancements that comply with evolving industry requirements or achieve market acceptance. If we do not successfully identify, develop, and market new products or product enhancements, it could have a material and adverse effect on our results of operations.

Increasing sales cycles and other factors may result in volatility of our quarterly results.

Traditionally, a significant portion of our revenues in any quarter had been the result of a large number of relatively small orders received during the period. We expect the average size of our license sales transactions, however, to continue to increase in the coming years. An increase in average deal size typically increases the length of an average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software over our competitors’. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always forecast the timing or amount of specific sales, and sales may vary from quarter to quarter. Further, the Company typically realizes a significant portion of its revenue from sales of software licenses in the last month of a quarter, frequently even in the last days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results.

In addition, the market for our asset management solutions has changed dramatically over the last several years, and we expect that it will continue that trend as technology advances continue. As our average license sale size has grown, we have shifted the primary focus of our sales and marketing efforts upon the enterprise-wide deployment of our Datastream 7i solution. We expect to experience a decline in the large number of relatively small orders that has been a staple of our marketing and sales efforts in the past. We have restructured our sales and marketing organizations to facilitate this move to the higher-end transactional model. There can be no guarantee, however, that we will ultimately be successful in making this transition. Also, the overall demand for enterprise asset management software may grow more slowly than we anticipate (or even decrease) in upcoming quarters. We have reported decreases in software license revenue in each of the last two years, as we make this transition to predominately higher-end transactions (by 12.2% in 2001 compared to 2000 and 25.2% in 2000 compared to 1999). This may be an indication of the extent of market penetration into the asset management software market, as well as a retrenchment in the way companies purchase enterprise software. To the extent that a slow down in the market for enterprise asset management software develops, it could have a materially adverse affect on our business, results of operations and financial condition.

Other factors which could contribute to a fluctuation in our quarterly results include but are not limited to the following:

•	changes in demand for our products and services and market acceptance of new products;
•	competitive conditions in the industry;
•	changes in pricing policies of the Company or its competitors;
•	changes in customer budgets;
•	the introduction of new products or product enhancements by us and our competitors;
•	changes in our sales and marketing organization;
•	product life cycles and rotations;

•	technological changes in computer systems and environments;
•	variability in new licenses obtained;
•	loss of a customer;
•	changes in the proportion of revenues attributable to licensing fees versus services;
•	changes in the level of operating expenses;
•	delay or deferral of customer implementations of their software;
•	foreign currency exchange rates; and
•	other economic conditions generally or in our particular industry.

Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

Our application service provider, or ASP, product strategy may reduce revenues and profits.

Our traditional business model charges an up-front license fee for access to our software applications. In contrast, one of the offerings available through our ASP business model charges a significantly lower monthly fee for rights to the same application for a defined term. Certain customers may choose a monthly revenue model as opposed to an up-front license fee. As a result, this subscription model could significantly lower revenue and profits in the near term. In addition, we cannot assure you that ASP customers will remain customers over a sustained period of time. A successful ASP offering must be accessible to customers continually, without disruptions. We cannot provide assurances that the technical infrastructure employed by ASP customers or prospective ASP customers is sufficiently robust to prevent disruptions in Internet services beyond our control or that of our third party hosting provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our ASP service on a competitive basis. Such connectivity and related issues could adversely affect the growth and customer acceptance of our ASP business model.

Our iProcure product strategy may not generate revenue and profits.

Our iProcure product enables our customers to direct MRO procurement to a select group of MRO suppliers via the Internet. The market for products comparable to iProcure is highly competitive and there can be no assurances that we will successfully generate sufficient license and service revenue from this initiative. Also, we charge MRO suppliers a transaction fee for each transaction executed through iProcure. There can be no assurances that this transaction fee model will be profitable or sustainable. The market for Internet-based MRO procurement has experienced considerable change over the past several years.We believe that the iProcure product and our fee structure are positioned to gain acceptance on a predictable and scalable basis, but further changes in this market could hinder or prevent that acceptance and push the market into one or more different directions.

The success of our iProcure initiative will also depend on:

•	our ability to introduce and install the iProcure product effectively throughout our customer base;
•	our ability to attract and retain high quality national and international MRO suppliers that cover comprehensively our customers’ MRO procurement needs;
•	our ability to successfully identify and resolve bottleneck issues in the MRO supply chain; and
•	our ability to compete effectively with both traditional and Internet-based MRO procurement alternatives now available or that may become available to our customers in the future.

If we are not successful in any of these areas, it could have a material adverse affect on our results of operations.

Significant delays in product development would harm our reputation as an innovator and result in a decrease in our revenues.

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

A principal element of our strategy is to establish and maintain alliances with other companies, such as system integrators, resellers, consultants, and spare parts suppliers. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. Our inability to establish and maintain alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

We also recently entered into an arrangement with GE Fanuc, an affiliate of GE Industrial Systems, for GE Fanuc to offer our Datastream 7i and iProcure products as the exclusive asset management component of its collaborative manufacturing solutions around the world. We believe that this agreement represents, in part, new market opportunities and that companies such as GE are well positioned to service maintenance requirements as turnkey third party providers. Because the agreement grants GE Fanuc exclusive rights to market and sell our solutions to certain global industry segments, we may experience some fluctuation in revenue in those segments, as GE Fanuc ramps up its marketing and selling efforts.

The success of iProcure is substantially dependent upon our strategic relationships with certain spare parts suppliers and service providers who pay a transaction fee for orders placed through iProcure. We have more than eighty strategic supplier agreements, none of which represent significant revenues. We view these strategic relationships as a key factor in our overall business strategy. However, our third party suppliers and service providers may not view their relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers’ procurement in the future. Therefore, we cannot assure you that any of these relationships will be successful in the long term. We also cannot assure you that we will be able to establish new agreements, that these agreements can be renewed on commercially acceptable terms or that any relationships, if established, will be commercially successful.

Our ASP business model depends heavily on hosting services provided by a third party. To be successful, the hosted application must be accessible to customers continually, without any disruptions. If our third party service provider fails to provide consistent access of the application to our customers, it would have a material adverse effect on our business.We cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party hosting provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our ASP service on a competitive basis.

Our future success is substantially dependent on third party technologies.

We rely heavily on third parties that supply us with certain technology that is crucial to our success. In particular, our line of Internet-based applications is highly dependent on Oracle technology, including Oracle database technology and development tools. If such technology does not achieve continued market acceptance or if Oracle were to develop application software that successfully competed with our application software, it could have a material adverse effect on the acceptance of the Company’s products, and thus our results of operations.

We also expect to increasingly depend on third party technology that facilitates the integration of our products with other systems of our clients. This integration is crucial to our asset lifecycle management solution. We cannot assure you that third parties will continue to develop new versions of products that successfully facilitate this integration. We also cannot assure you that that the third party technology licenses we depend upon or suitable alternatives will continue to be available to us on commercially reasonable terms, if at all. As we continue to introduce new products that incorporate new technologies, we may license additional technology from additional third parties. Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions, which could materially and adversely impact our results of operations.

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

Our software products may contain undetected errors or bugs when first introduced or as new versions are released. Our software products may also contain undetected viruses. Further, software we license from third parties and incorporate into our products may contain errors, bugs or viruses. Errors, bugs or viruses may cause a loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Any such defects and errors could result in any of the following:

•	adverse customer reactions;
•	negative publicity regarding our business and our products;
•	harm to our reputation;
•	loss of or delay in market acceptance;
•	loss of revenue or required product changes;
•	diversion of development resources and increased development expenses;
•	increased service and warranty costs;
•	legal action by our customers; and
•	increased insurance costs.

If we fail to manage our international operations, our business could be adversely affected.

Our business, and our ability to maintain and expand our operations internationally, is subject to the risks inherent in international business activities, including, in particular:

•	difficulty in staffing and managing an organization spread over various countries;
•	greater difficulty in safeguarding our intellectual property;
•	acceptance of localized versions or our products;
•	cultural differences in the conduct of business;
•	general economic and political conditions in each country (such as currently exist in Argentina);
•	fluctuating economic and political conditions affecting geographic regions (such as currently exist in the Asia-Pacific markets)
•	foreign currency exchange rate fluctuations;
•	increased trade restrictions;
•	changes in tariff rates;
•	longer accounts receivable payment cycles in certain countries;
•	product compliance with local language and business customs;
•	unexpected changes in regulatory requirements; and
•	compliance with a variety of foreign laws and regulations.

Any of the foregoing factors could have a material adverse effect on our ability to expand internationally, which could materially and adversely affect our results of operations.

In the past, we acquired several international businesses. Our inability to successfully grow these international acquisitions has previously resulted in goodwill impairment, which has had a significant adverse affect on the results of operations. In addition, as a result of these acquisitions, we are more deeply involved with international markets that are less familiar. We cannot assure you that we will successfully compete in these international markets. We anticipate that our future results of operations may be subject to quarterly variations as a result, in part, of the seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

Further, we conduct virtually all of our business in US Dollars, European Euros, Dutch Guilders, French Francs, German Marks, United Kingdom Pound Sterling, Singapore Dollars and Argentinean Pesos. Changes in the value of these currencies relative to the dollar could negatively impact our financial condition.

Our product strategy depends on the continued acceptance of the Internet for business transactions.

The development of the Internet as a medium for business transactions is still in a relatively formative stage. As we continue to develop and market Internet-based products, our success will increasingly depend on the continued use and development of the Internet as a tool for the transaction of business. We cannot assure you that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained. If the Internet fails as a medium for business transactions, it would have a material adverse affect on our results of operations.

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

Our success also depends in part on our ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. Our business generally requires a significant level of expertise to effectively develop and market our products and services. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. We believe that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in personnel. We cannot assure you that we will be successful in attracting and retaining the personnel required to conduct and expand our operations successfully. Our business, financial condition and results of operations could be materially and adversely affected if we were unable to attract, hire, train, retain and motivate qualified personnel.

If we fail to adequately protect our proprietary rights, it could harm our competitive position and decrease our revenues.

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect our proprietary technology. We generally enter into confidentiality and/or license agreements with our key employees, consultants, distributors and strategic affiliates as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we have taken in this regard, however, will be adequate to deter misappropriation or independent third party development of our technology. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to our current or future products. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation, diversion of management’s attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation also could have a material adverse effect on our business, financial condition and results of operations. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, which could have a material adverse effect on our results of operations.

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

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Company has a significant number of customers located in European Union countries participating in the conversion to the Euro. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The Euro conversion may also have competitive implications for our pricing and marketing strategies, which could be material in nature.

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

Our articles of incorporation and bylaws and Delaware corporate law may inhibit a takeover, which may not be in the interests of stockholders.

There are several provisions in our articles of incorporation and bylaws and Delaware corporate law that may inhibit a takeover, even when a takeover may be in the interests of our stockholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Our articles of incorporation also divide the board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board of directors could make it more difficult for a third party to acquire control of the Company because only one-third of the board is up for election each year. We are also subject to provisions of the Delaware General Corporate Law that relate to business combinations with interested shareholders, which can serve to inhibit a takeover.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The principal market risk to which the Company is exposed that may adversely impact results of operations and financial position is fluctuations in foreign exchange rates.

Fluctuations in Foreign Exchange Rates.    In 2001, revenue generated outside the United States accounted for approximately 38% of total revenue. Significant revenues (i.e., greater than 5% of total revenues) were derived in France, The Netherlands and Argentina, with the balance derived primarily from the eight remaining countries (Brazil, Chile, China, Germany, Japan, Mexico, Singapore and the United Kingdom) in which the Company maintains subsidiary or branch operations. Many of the Company’s foreign sales were denominated in the currencies of the local country. As such, the Company’s reported profits and cash flows are exposed to changing exchange rates or weak economic conditions. Historically, exchange rate exposure has been minimal; however, management is evaluating alternatives to reduce the risk associated with fluctuations in the value of the US dollar in the foreign exchange markets.

The currencies in which the Company generates foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure. Local currency revenues generated by the Company’s foreign subsidiaries are used to pay local currency expenses. At any point in time, the Company’s foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables. At December 31, 2001, cash denominated in foreign currencies was $6.9 million.

At the beginning of 2002, the Argentine Government devalued the Argentine peso by approximately 30%, ending the parity to the US dollar. The Company is in the process of evaluating the potential impact such devaluation may have on its results of operations and determine a course of action to minimize future foreign currency exchange rate risk in Argentina.

Item 8.    Financial Statements and Supplementary Data.

The financial statements required by this item are filed as part of this Annual Report on pages F-1 through F-23 immediately preceding the signature page to this Annual Report. The supplementary financial information required by this item are filed as part of this Annual Report under the section titled “Quarterly Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and on pages S-1 through S-2 immediately preceding the signature page to this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The executive officers and directors of the Company and their ages as of March 15, 2002, are as follows:

Name	Age	Position
Larry G. Blackwell	61	Chairman of the Board, President and Chief Executive Officer
Ralph T. Carter	39	Chief Operating Officer
C. Alex Estevez	31	Chief Financial Officer and Corporate Secretary
W. Scott Millwood	38	Executive Vice President
John M. Sterling, III	40	Executive Vice President
Richard T. Brock(1)(2)	54	Director
Ira D. Cohen(2)	50	Director
John M. Sterling, Jr. (1)	64	Director
James R. Talton, Jr.(1)(2)	59	Director

(1)	Member of 2001 and 2002 Compensation Committee.
(2)	Member of 2001 and 2002 Audit Committee.

Director Nominees Biographical Information

Set forth below is certain biographical information furnished to the Company by its directors, including Larry G. Blackwell and John M. Sterling, Jr., the director nominees for the Company’s Class III directorships. Messrs. Blackwell and Sterling currently serve as directors of the Company.

LARRY G. BLACKWELL
Age: 61
Class III Director—Term Expires 2002

Dr. Blackwell, the founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company from its inception in 1986. Prior to founding the Company, he was President of the Datastream Systems Division of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell holds a Bachelor of Science degree in Engineering from the University of Mississippi, a Master of Science degree from the Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and was named Inc. magazine’s 1994 “Entrepreneur of the Year” in the Master Entrepreneur category for the State of South Carolina. Dr. Blackwell is the father-in-law of W. Scott Millwood, an executive officer of the Company.

JOHN M. STERLING, JR.
Age: 64
Class III Director—Term Expires 2002

Mr. Sterling has served as a director of the Company since February 1986. He has also served as the Chairman of the Board of Directors of HomeGold Financial, Inc. (formerly Emergent Group, Inc.) since December 1990. He served as President of HomeGold from December 1990 to August 1996 and as its Chief Executive Officer from December 1990 until May 2000. Mr. Sterling also served as President of Palmetto Seed Capital Corp. from September 1993 to October 1998 and served as a General Partner of Reedy River Ventures Limited Partnership from 1981 until August 1995. Reedy River provided venture capital financing to the Company to fund its early development, and Mr. Sterling originally served on the Board of Directors of the Company pursuant to that relationship. Mr. Sterling is the father of John M. Sterling, III, an executive officer of the Company. Mr. Sterling holds a Bachelor of Science degree in Civil Engineering from The Citadel and a Masters in Business Administration from The Darden Graduate School of Business, University of Virginia.

Biographical Information Concerning Other Directors

RICHARD T. BROCK
Age: 54
Class II Director—Term Expires 2004

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

IRA D. COHEN
Age: 50
Class II Director—Term Expires 2004

Mr. Cohen has been a director of the Company since February 1995. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm he co-founded which focuses on mergers and acquisitions in the information technology industry. Mr. Cohen also co-founded Updata Software, Inc., and from 1986 to 1988 served as that company’s Chief Financial Officer. In addition, Mr. Cohen is a Principal with two related venture funds: Fallen Angel Equity and Updata Venture Fund. Mr. Cohen is also a director of Alphanet Solutions, Inc. and several privately held companies. He holds a Bachelor of Science degree in Accounting from City University of New York, Herbert H. Lehman College, and he is a registered certified public accountant in New York and New Jersey.

JAMES R. TALTON, JR.
Age: 59
Class I Director- Term expires 2003

Mr. Talton has served as a director of the Company since March 2001. He currently serves as Chairman of the Board of Directors for Impact Design Build, Inc., a real estate development company, and has served in that capacity since January 2000. From July 1999 to January 2000, Mr. Talton served as a Vice President for Impact. From July 1986 until July 1999, Mr. Talton served as the Managing Partner of KPMG LLP’s Raleigh, North Carolina office. KPMG LLP is an international accounting and consulting firm. From October 1979 until June 1986, he served as Managing Partner of KPMG’s Greenville, South Carolina office. Mr. Talton received a Bachelor of Science degree in Accounting from East Carolina University.

Additional Information Concerning the Board Of Directors

On March 16, 2001, the Board of Directors increased the number of the Company’s directors from five (5) to six (6), which created a vacancy in Class I of the Company’s three classes of directors. On the same date, the Board of Directors appointed Mr. James R. Talton, Jr. to fill the vacancy on the Board of Directors. Later in 2001, Mr. Kenneth Tracy, a Class I director, passed away, leaving a vacancy in this class.

The Company’s Board of Directors held 10 meetings during fiscal 2001. During fiscal 2001, the Board maintained two standing committees, an Audit Committee and a Compensation Committee, but did not have a Nominating Committee. No director attended less than 75% of the aggregate number of meetings of the Board and the committees of the Board on which he served that were held during fiscal 2001.

Committees of the Board of Directors.    The Audit Committee reviews and makes recommendations regarding the Company’s employment of independent auditors, the annual audit of the Company’s financial statements and the Company’s internal accounting practices and policies. In fiscal 2001, the Audit Committee consisted of Messrs. Brock, Cohen (Chairman) and Talton. In fiscal 2001, the Audit Committee held 4 meetings. For fiscal 2002, the Audit

Committee again consists of Messrs. Brock, Cohen (Chairman) and Talton. The Audit Committee operates under a written charter initially adopted by the Board of Directors on June 9, 2000 and amended and restated on March 16, 2001 and March 15, 2002. All members of the Company’s Audit Committee in 2001 and 2002 were and are “independent,” as defined in Rule 4200(a)(15) of the National Association of Securities Dealer’s listing standards.

The Compensation Committee makes recommendations to the Board of Directors regarding compensation arrangements for senior management of the Company (including annual bonus compensation), recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans. In fiscal 2001, the Compensation Committee consisted of Messrs. Brock (Chairman), Sterling (Jr.) and Talton. The Compensation Committee held one meeting in fiscal 2001. For fiscal 2002, the Compensation Committee again consists of Messrs. Brock (Chairman), Sterling (Jr.) and Talton.

Compensation of Directors.    In fiscal 2001, non-management directors received an annual retainer of $7,000 and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company has also adopted a Stock Option Plan for Directors, which provides for a grant of an option to purchase 9,000 shares of Common Stock to non-management directors when they join the board and then an annual grant of options to purchase 2,000 shares of Common Stock to such directors thereafter.

Executive Officers

The executive officers of the Company serve at the discretion of the Board of Directors and presently include Dr. Blackwell, Ralph T. Carter, C. Alex Estevez, W. Scott Millwood, and John M. Sterling, III. See “Director Nominees Biographical Information” for information about Dr. Blackwell.

RALPH T. CARTER
Chief Operating Officer
Age: 39

Mr. Carter joined the Company as its Chief Operating Officer in August 2000. Prior to joining the Company, Mr. Carter served as Vice President-North American Sales for Honeywell International from October 1999 until July 2000. From August 1998 until October 1999 he served as Vice President-Americas Field Operations for Honeywell-Measurex and from December 1997 until August 1998 he served as its Director-North American Field Operations. From 1994 to 1997, Mr. Carter served as Regional Manager-Northeast for Measurex Corporation. Mr. Carter holds a Bachelor of Science degree in Chemical Engineering from the University of Maine.

C. ALEX ESTEVEZ
Chief Financial Officer
Age: 31

Mr. Estevez was named Chief Financial Officer of the Company in April 1999. Prior to that time, he served as the Company’s Vice President of Corporate Development from June 1998 until April 1999 and as the Director of Planning from June 1997 to June 1998. Prior to joining the Company, Mr. Estevez worked in the investment banking technology group at Raymond James & Associates from September 1992 through June 1995, where he focused on technology-based mergers and acquisitions and equity offerings, including the Company’s initial public offering. From June to August 1996, he was an associate with Deloitte & Touche LLP. Mr. Estevez holds an A.B. degree from Harvard College and attended the J.L. Kellogg Graduate School of Management, Northwestern University from September 1995 through May 1997, where he received a Masters of Management (M.B.A.) in Finance and Strategy.

W. SCOTT MILLWOOD
Executive Vice President, Corporate Development
Age: 38

Mr. Millwood has served as Executive Vice President, Corporate Development since January of 2001. Prior to that time, Mr. Millwood served as the Company’s Vice President, Sales and Marketing from February 2000 to January 2001 and as Vice President of Operations from October of 1998 to January 2000. Prior to becoming Vice President of Operations, Mr. Millwood served as the Company’s Vice President of Corporate Sales from August 1995 to October 1998. Prior to joining the Company in 1995, Mr. Millwood served as regional manager for PowerCerv Corporation, a manufacturing ERP company and as a vertical market manager for Peregrine Systems, Inc. (formerly Harbinger Corporation.) Mr. Millwood holds a Bachelor of Science in Economics from Clemson University and a Masters in Business Administration from Georgia State University. Mr. Millwood is the son-in-law of Larry G. Blackwell, Chairman of the Board, Chief Executive Officer and President of the Company.

JOHN M. STERLING, III
Executive Vice President, Telesales
Age: 40

Mr. Sterling has served as Executive Vice President, Telesales since October 2000. Prior to that time, he led the Company’s electronic commerce initiatives from February 1999 until October 2000. Before being named Vice President of Electronic Commerce, Mr. Sterling served as the Company’s Vice President of International Operations from September 1997 to January 1999, overseeing the Company’s international operations. Prior to holding such position, Mr. Sterling served as the Company’s Managing Director of European Operations from February through August 1997. Mr. Sterling also served as the Company’s Vice President of Sales from 1986 to January 1997. Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products in San Mateo, California. Mr. Sterling holds a Bachelor of Science degree in Political Science from The Citadel. Mr. Sterling is the son of John M. Sterling, Jr., one of the Company’s directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company’s knowledge, other than as described below, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 2001 with all applicable Section 16(a) filing requirements. Mr. Millwood, his wife and his minor son received bona fide gifts of Common Stock on two occasions in 1999 and 2001, which have not previously been reported. Mr. Millwood is in the process of preparing a Form 5 that will reflect each of these gifts.

Item	11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors in 2001 were Messrs. Brock, Sterling (Jr.), and Talton. In 2002, the Compensation Committee of the Board of Directors again consists of Messrs. Brock, Sterling (Jr.), and Talton. During fiscal 2001, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of, or a consultant to, the Company. The Company’s Chief Executive Officer, Dr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Compensation Committee concerning the performance of the Company’s executive officers and recommendations concerning proposed adjustments to their compensation.

Executive Compensation Tables

Table I—Summary Compensation Table

The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to the Company’s (i) Chief Executive Officer, (ii) Chief Operating Officer, (iii) Chief Financial Officer, (iv) Executive Vice President, Corporate Development and (v) Executive Vice President, Telesales during fiscal 2001 (the “Named Executive Officers”).

		Annual Compensation					Long-Term Compensation
Name and Principal Position(s)	Years	Salary		Bonus	Other Annual Compensation		Securities Underlying Options (# of Shares)	All Other Compensation
Larry G. Blackwell	2001	$234,283	(1)	$25,000	—		50,000	$4,463	(2)
Chairman, President and	2000	$221,616	(1)	$17,000	—		20,000	$5,250	(2)
Chief Executive Officer	1999	$233,280	(1)	$6,000	—		30,000	$5,000	(2)

Ralph T. Carter	2001	$170,004	(3)	$25,000	—		50,000	—
Chief Operating Officer	2000	$71,489	(3)	$50,000	$56,696	(4)	130,000	—
	1999	—		—	—		—	—

C. Alex Estevez	2001	$143,100	(5)	$25,000	—		50,000	$3,044	(2)
Chief Financial Officer and	2000	$126,573	(5)	$14,000	—		45,000	$2,151	(2)
Corporate Secretary	1999	$99,996	(5)	$3,000	—		30,000	$2,090	(2)

W. Scott Millwood	2001	$154,800	(6)	$56,675	—		50,000	$2,853	(2)
Executive Vice President,	2000	$144,729	(6)	—	—		115,000	$2,523	(2)
Corporate Development	1999	$126,329	(6)	$3,000	—		30,000	$2,381	(2)

John M. Sterling, III	2001	$175,000	(7)	$18,437	—		50,000	$1,732	(2)
Executive Vice President,	2000	$160,623	(7)	$14,000	—		40,000	$3,944	(2)
Telesales	1999	$135,000	(7)	—	—		30,000	$3,750	(2)

(1)	Includes $8,925 in 2001 (2000: $10,500; 1999: $10,000) deferred at the election of Dr. Blackwell pursuant to the Company’s 401(k) plan.
(2)	Reflects matching contributions to the Company’s 401(k) plan paid by the Company on behalf of the executive officer.

(3)
Includes $10,500 in 2001 (2000: $2,008) deferred at the election of Mr. Carter pursuant to the Company’s 401(k) plan. Mr. Carter joined the Company on July 30, 2000. His annualized salary for 2000 would have been $170,004.

(4)	Represents reimbursement by Company for moving expenses incurred in 2000; reimbursement paid in January 2001.
(5)	Includes $10,500 in 2001 (2000: $10,500; 1999: $10,000) deferred at the election of Mr. Estevez pursuant to the Company’s 401(k) plan.
(6)	Includes $10,500 in 2001 (2000: $10,500; 1999: $10,000) deferred at the election of Mr. Millwood pursuant to the Company’s 401(k) plan.
(7)	Includes $4,620 in 2001 (2000: $10,500; 1999: $10,000) deferred at the election of Mr. Sterling pursuant to the Company’s 401(k) plan.

TABLE II—Option/SAR Grants in Fiscal 2001

This table presents information regarding options granted to the Company’s Named Executive Officers during fiscal 2001 to purchase shares of the Company’s Common Stock. The Company has no outstanding stock appreciation rights (SARs) and granted no SARs during fiscal 2001. In accordance with SEC rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For the Option Term(1)
						5%	10%
Dr. Blackwell	16,667	(2)		$2.80	10/23/11	$29,349	$74,376
	33,333	(3)		$3.08	10/23/06	$16,453	$47,647

	50,000		6.12%			$45,802	$122,023

Mr. Carter	16,671	(4)		$2.80	10/23/11
	33,329	(5)		$2.80	10/23/11

	50,000		6.12%			$88,045	$223,124

Mr. Estevez	33,332	(6)		$2.80	10/23/11
	16,668	(7)		$2.80	10/23/11

	50,000		6.12%			$88,045	$223,124

Mr. Millwood	33,331	(8)		$2.80	10/23/11
	16,669	(9)		$2.80	10/23/11

	50,000		6.12%			$88,045	$223,124

Mr. Sterling	16,668	(10)		$2.80	10/23/11
	33,332	(11)		$2.80	10/23/11

	50,000		6.12%			$88,045	$223,124

(1)
Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the rate shown (compounded annually) from the date of grant to the expiration date. These numbers are presented in accordance with the requirements of the SEC and do not reflect the Company’s estimate of future stock price performance.

(2)	Option vests on October 23, 2002.
(3)	16,666 shares of such option vest on October 23, 2003 and 16,667 shares vest on October 23, 2004.
(4)	2 shares of such option vest on October 23, 2002, 2 shares on October 23, 2003, and 16,667 shares vest on October 23, 2004.
(5)	16,665 shares of such option vest on October 23, 2002, and 16,664 shares vest on October 23, 2003.
(6)	16,667 shares of such option vests on October 23, 2002 and 16,665 shares vest on October 23, 2003.
(7)	1 share of such option vests on October 23, 2003, and 16,667 shares vest on October 23, 2004.
(8)	16,667 shares of such option vest on October 23, 2002, and 16,664 shares vest on October 23, 2003.
(9)	2 shares of such option vest on October 23, 2003, and 16,667 shares vest on October 23, 2004.
(10)	1 share of such option vests on October 23, 2003, and 16,667 shares vest on October 23, 2004.
(11)	16,667 shares of such option vest on October 23, 2002, and 16,665 shares vest on October 23, 2003.

TABLE III—Option Exercises in Fiscal 2001
and Fiscal 2001 Year-End Option Values

The following table shows the number of options exercised during fiscal 2001 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company’s Named Executive Officers as of December 31, 2001. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $6.17 which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market as of December 31, 2001 (the last trading day of the Company’s fiscal year).

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Blackwell	—	—	92,243	73,333	$0	$159,167
Mr. Carter	—	—	43,334	136,666	$0	$168,500
Mr. Estevez	—	—	105,601	89,999	$0	$168,500
Mr. Millwood	—	—	137,834	136,666	$0	$168,500
Mr. Sterling	—	—	190,766	86,666	$193,600	$168,500

(1)
The value of unexercised in-the-money options at December 31, 2000 is calculated as follows: [(Per Share Closing Sales Price on December 31, 2001)—(Per Share Exercise Price)] X Number of Shares Subject to Unexercised Options. The closing sales price reported by the Nasdaq National Market of the Company’s Common Stock for December 31, 2001 was $6.17 per share.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Common Stock

The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company’s outstanding Common Stock, (ii) the directors of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Such information is provided as of March 15, 2002. The number of shares of Common Stock outstanding as of March 15, 2002 was 20,136,472. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Larry G. Blackwell	3,584,287	(1)	17.7%
Ralph T. Carter	43,904	(2)	*
C. Alex Estevez	105,942	(3)	*
W. Scott Millwood	160,550	(4)	*
John M. Sterling, III	570,669	(5)	2.8%
Richard T. Brock	24,000	(6)	*
Ira D. Cohen.	11,000	(7)	*
John M. Sterling, Jr.	149,072	(8)	*
James R. Talton, Jr.	9,915	(9)	*
All current directors and executive officers as a group (9 persons)	4,659,339	(10)	22.4%

Other Stockholders
Brown Capital Management, Inc.(11)	3,734,800	(11)	18.5%
Eagle Asset Management, Inc.(12)	1,315,145	(12)	6.5%
Lord, Abbett & Co.(13)	2,101,413	(13)	10.4%

(1)	Includes 92,243 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002. Dr. Blackwell’s address is that of the Company.
(2)	Includes 43,334 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002.
(3)	Includes 105,601 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002.
(4)
Includes 137,834 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002, 10,200 shares held in joint ownership with his spouse, 5,056 shares held by his wife individually and 5,480 shares held by his minor son. Mr. Millwood disclaims beneficial ownership of the securities held by his spouse individually and held by his son.

(5)	Includes 190,766 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002.
(6)	Includes 20,000 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002.
(7)	Represents 11,000 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002.
(8)	Represents 20,000 shares of Common Stock subject to options exercisable on or within 60 days after March 15,

2002	and 129,072 shares of Common Stock held by Mr. Sterling’s spouse.
(9)
Includes 9,000 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002, and 300 shares held individually by his spouse, of which Mr. Talton disclaims beneficial ownership.

(10)	Includes 629,778 shares of Common Stock subject to options exercisable on or within 60 days after March 15, 2002.
(11)
The business address of Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202. The number of shares reported was derived from a Schedule 13G executed by Brown Capital Management on January 30, 2002 and filed with the Securities and Exchange Commission on February 5, 2002. According to the Schedule 13G, all of the shares of the Common Stock are owned by various investment advisory clients of Brown Capital Management, Inc. Brown Capital Management reports that it has sole voting power over 3,194,300 shares and sole dispositive power over 3,734,800 shares. According to its Schedule 13G, no individual client of Brown Capital Management holds more than five percent of the class.

(12)
The business address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716. The number of shares reported was derived from a Schedule 13G executed by Eagle Asset Management on January 10, 2002 and filed with the Securities and Exchange Commission on February 4, 2002.

(13)
The business address of Lord, Abbett & Co. is 90 Hudson Street, Jersey City, New Jersey 07302. The number of shares reported was derived from a Schedule 13G executed by Lord, Abbett & Co. on January 16, 2002 and filed with the Securities and Exchange Commission on January 28, 2002.

Item 13.    Certain Relationships and Related Transactions.

None.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

1.    Financial Statements

o	Independent Auditors’ Report.

o	Consolidated Balance Sheets as of December 31, 2000 and 2001.

o	Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.

o	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 1999, 2000 and 2001.

o	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

o	Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules:

o	Allowance for Doubtful Accounts Receivable.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.    Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.
3.1(b)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.
3.2*	Bylaws.
3.2(a)***	Amendment to Bylaws, dated March 22, 2001.
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.
4.2*	Specimen Stock Certificate.
4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.
10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)
10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)
10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)
10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)
10.2+++	The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996).(1)
10.2(a)**	First Amendment to Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998.(1)
10.2(b)++	Second Amendment to the Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999.(1)
10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan.(1)
10.3(a)++	First Amendment to the Datastream Systems, Inc. 1998 Stock Option Plan, dated March 12, 1999.(1)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Power of Attorney (included on signature page hereto).

*	Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1997 (File No. 000-25590)

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001.

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1998 (File No. 000-25590)

+++	Incorporated herein by reference to Appendix C to the Company’s definitive Proxy Statement for the Company’s 1996 Annual Meeting of Stockholders, filed April 23, 1996 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b)    Reports on Form 8-K.

 The Company filed a Current Report on Form 8-K on December 12, 2001.

Independent Auditors’ Report

The Board of Directors
Datastream Systems, Inc.

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries, as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/	KPMG LLP

Greenville, South Carolina
February 8, 2002

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2000 and 2001

Assets	2000	2001
Current assets:
Cash and cash equivalents	$15,487,515	$25,396,939
Accounts receivable, net of allowance for doubtful accounts of $3,183,453 and $1,868,072 in 2000 and 2001, respectively	22,939,649	17,483,350
Unbilled revenue, net of allowance of $156,000 and $320,000 in 2000 and 2001, respectively	2,065,745	2,675,670
Income taxes receivable	9,504,889	1,098,919
Prepaid expenses	1,615,325	1,270,568
Inventories	125,059	17,765
Deferred income taxes	1,933,000	981,488
Investments	160	160
Other assets	1,358,525	1,728,135

Total current assets	55,029,867	50,652,994
Investments	2,000,000	2,000,000
Property and equipment, net	14,125,640	12,031,550
Deferred income taxes	1,732,000	6,664,009
Goodwill, net of accumulated amortization of $9,213,126 in 2000	12,051,577	—
Other intangible asset, net of accumulated amortization of $206,250 and $481,250 in 2000 and 2001, respectively	343,750	68,750

Total assets	$85,282,834	$71,417,303

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	3,464,121	2,432,947
Other accrued liabilities	10,824,994	8,019,997
Unearned revenue	10,174,327	12,330,840
Current portion of long-term debt	213,642	9,995

Total current liabilities	24,677,084	22,793,779
Long-term debt, less current portion	8,116	—

Total liabilities	24,685,200	22,793,779

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 20,730,644 and 21,000,668 shares issued and outstanding at December 31, 2000 and 2001, respectively	207,306	210,006
Additional paid-in capital	80,985,427	86,501,216
Accumulated deficit	(16,083,208)	(30,602,457)
Other accumulated comprehensive loss	(459,128)	(1,303,570)
Treasury stock, 405,000 and 859,000 shares at December 31, 2000 and 2001, respectively	(4,052,763)	(6,181,671)

Total stockholders' equity	60,597,634	48,623,524

Total liabilities and stockholders' equity	$85,282,834	$71,417,303

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001
Revenues:
Product	$39,267,761	$29,371,329	$25,782,578
Professional services and support	79,508,317	67,996,898	63,742,715

Total revenues	118,776,078	97,368,227	89,525,293

Cost of revenues:
Cost of product revenues	2,319,732	1,981,578	1,383,492
Cost of professional services and support revenues	40,123,883	40,041,657	33,881,038
Amortization of capitalized software development costs	4,101,785	—	—

Total cost of revenues	46,545,400	42,023,235	35,264,530

Gross profit	72,230,678	55,344,992	54,260,763
Operating expenses (income):
Sales and marketing	33,694,598	44,405,152	36,228,614
Product development	14,554,565	15,887,136	12,383,942
General and administrative	10,833,236	12,954,302	9,816,331
Goodwill amortization	3,056,460	3,021,662	2,266,247
Impairment of goodwill and other long-lived assets	—	—	9,955,330
Change in restructuring estimate	(294,201)	—	—

Total operating expenses	61,844,658	76,268,252	70,650,464

Operating income (loss)	10,386,020	(20,923,260)	(16,389,701)
Other income (expense):
Interest and other income	1,643,668	768,200	792,429
Interest expense	(182,323)	(85,347)	—
Other expense	—	(4,703,423)	—

Net other income (loss)	1,461,345	(4,020,570)	792,429

Income (loss) before income taxes	11,847,365	(24,943,830)	(15,597,272)
Income tax expense (benefit)	4,412,219	(8,100,572)	(1,078,023)

Net income (loss)	$7,435,146	$(16,843,258)	$(14,519,249)

Basic net income (loss) per share	$0.39	$(0.84)	$(0.71)

Diluted net income (loss) per share	$0.37	$(0.84)	$(0.71)

Basic weighted average number of common and potential common shares outstanding	19,118,535	20,008,710	20,403,166

Diluted weighted average number of common and potential common shares outstanding	20,098,519	20,008,710	20,403,166

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 1999, 2000 and 2001

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Accumulated Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 1998	$191,833	$66,138,405	$(6,675,096)	$951,282	$—	$60,606,424
Comprehensive income
Net income	—	—	7,435,146	—	—	7,435,146
Unrealized gain on securities available-for-sale	—	—	—	102,622	—	102,622
Foreign currency translation adjustment	—	—	—	(1,207,169)	—	(1,207,169)

Total comprehensive income						6,330,599

Exercise of stock options	4,536	3,568,477	—	—	—	3,573,013
Tax benefit of options exercised	—	352,000	—	—	—	352,000
Stock issued for Employee Stock Purchase Plan	373	349,026	—	—	—	349,399
Amortization of compensatory stock options	—	125,775	—	—	—	125,775
Acquisition of 405,000 shares	—	—	—	—	(4,052,763)	(4,052,763)

Balance at December 31, 1999	196,742	70,533,683	760,050	(153,265)	(4,052,763)	67,284,447
Comprehensive loss
Net loss	—	—	(16,843,258)	—	—	(16,843,258)
Unrealized loss on securities available-for-sale	—	—	—	(102,622)	—	(102,622)
Foreign currency translation adjustment	—	—	—	(203,241)	—	(203,241)

Total comprehensive loss						(17,149,121)

Exercise of stock options	9,469	7,086,418	—	—	—	7,095,887
Tax benefit of options exercised	—	1,851,000	—	—	—	1,851,000
Stock issued for Employee Stock Purchase Plan	395	472,349	—	—	—	472,744
Amortization of compensatory stock options	—	237,677	—	—	—	237,677
Shares issues for legal settlement	700	804,300	—	—	—	805,000

Balance at December 31, 2000	207,306	80,985,427	(16,083,208)	(459,128)	(4,052,763)	60,597,634
Comprehensive loss
Net loss	—	—	(14,519,249)	—	—	(14,519,249)
Foreign currency translation adjustment	—	—	—	(844,442)	—	(844,442)

Total comprehensive loss						(15,363,691)

Exercise of stock options	887	590,957	—	—	—	591,844
Tax benefit of options exercised	—	3,206,097	—	—	—	3,206,097
Stock issued for Employee Stock Purchase Plan	488	365,850	—	—	—	366,338
Amortization of compensatory stock options	—	104,210	—	—	—	104,210
Shares issued for legal settlement	1,325	1,248,675	—	—	—	1,250,000
Acquisition of 454,000 shares	—	—	—	—	(2,128,908)	(2,128,908)

Balance at December 31, 2001	$210,006	$86,501,216	$(30,602,457)	$(1,303,570)	$(6,181,671)	$48,623,524

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$7,435,146	$(16,843,258)	(14,519,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,566,238	5,167,553	4,440,513
Amortization of capitalized software development costs	4,101,785	—	—
Amortization of goodwill	3,056,460	3,021,662	2,266,247
Amortization of other intangible asset	—	206,250	275,000
Accretion of investment discount, net	(320)	—	—
Loss on disposal of equipment	(26,935)	—	—
Provision for doubtful accounts	314,882	(223,766)	(1,151,381)
Stock based compensation	125,775	237,677	104,210
Issuance of shares in legal settlement	—	805,000	1,250,000
Deferred income taxes	(355,800)	(2,255,000)	(3,980,497)
Impairment of goodwill and other long-lived assets	—	—	9,955,330
Changes in operating assets and liabilities:
Accounts receivable	1,904,086	7,487,612	6,771,680
Unbilled revenue	450,675	264,002	(773,925)
Prepaid expenses	241,199	(223,297)	344,757
Income taxes receivable/payable	(2,289,523)	(7,774,817)	11,612,067
Inventories	165,049	(15,606)	107,294
Other assets	(47,303)	351,494	(369,610)
Accounts payable	775,511	(455,283)	(1,031,174)
Other accrued liabilities	(2,380,762)	3,437,577	(2,804,997)
Unearned revenue	295,101	1,586,347	2,156,513

Net cash provided by (used in) operating activities	18,331,264	(5,225,853)	14,652,778

Cash flows from investing activities:
Proceeds from sale and maturities of investments net of purchases	261,794	2,348,008	—
Additions to property and equipment	(5,041,827)	(5,709,722)	(2,516,423)
Purchase of customer list	—	(550,000)	—
Capitalized software development costs	(967,007)	—	—

Net cash used in investing activities	(5,747,040)	(3,911,714)	(2,516,423)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,573,013	7,095,887	591,844
Proceeds for stock issuances under employee purchase plan	349,399	472,744	366,338
Acquisition of treasury stock	(4,052,763)	—	(2,128,908)
Principal payments on long-term debt	(691,116)	(653,105)	(211,763)
Proceeds from issuance of debt	618,000	—	—

Net cash provided by (used in) financing activities	(203,467)	6,915,526	(1,382,489)

Foreign currency translation adjustment	(1,207,169)	(203,241)	(844,442)
Net increase (decrease) in cash and cash equivalents	11,173,588	(2,425,282)	9,909,424
Cash and cash equivalents at beginning of year	6,739,209	17,912,797	15,487,515

Cash and cash equivalents at end of year	$17,912,797	$15,487,515	25,396,939

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$171,778	$92,114	$43,290

Income taxes	$7,123,200	$2,036,114	$—

Supplemental disclosure of non-cash activities:
Unrealized net gain (loss) on investments available for sale, net of income taxes	$102,622	$(102,622)	$—

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(1)    Summary of Significant Accounting Policies

(a)  Organization and Basis of Presentation

Datastream Systems, Inc. (the “Company” or “Datastream”) is a leading provider of asset lifecycle management solutions. The Company’s solutions enable businesses, government agencies and other organizations to maximize the profitability of assets in. A component of this lifecycle is the procurement of spare parts used to maintain assets. The Company’s iProcure solution automates this process by connecting suppliers with buyers of industrial spare parts through the Internet. In addition to its U.S. operations, the Company has direct sales offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Japan, Mexico, the Netherlands, Singapore, and the United Kingdom.

(b)  Consolidation Policy

The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(c)  Revenue Recognition

The Company’s revenue consists primarily of fees for product sales, professional services, hosting and customer support. The Company recognizes license revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to the multiple elements of the arrangement. Vendor-specific objective evidence is based on the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The amount of license revenue is determined based on the residual amount of the multiple element contract value that is not assigned to other elements based on the vendor specific objective evidence of those elements. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period. The Company’s standard agreements do not contain product return rights.

The Company recognizes support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. The amount of support revenue collected but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheet. Professional service revenues are primarily related to implementation, integration and training services performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements. Revenues from professional services are recognized as the services are performed. Revenue from hosted software service arrangements is recognized ratably over the term of the hosting arrangement.

The Company continually evaluates its obligations with respect to warranties, returns and refunds. Based on historical trends and management's evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts. The Company may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

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

(f)  Investment Securities

The Company’s investment securities are classified as available-for-sale, thus recorded at fair value.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Equity securities without readily determinable fair values are recorded at cost. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. Dividend and interest income are recognized when earned.

(g)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Substantially all of the Company's inventory is software-related product.

(h)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting and using the accelerated and modified accelerated cost recovery systems for income tax reporting. The estimated useful lives generally assigned are as follows:

Building	40 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 years
Automobiles	5 years

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(i)  Software Development Costs

The Company capitalizes software development costs consisting principally of salaries and certain other expenses related to development and modifications of software products in 1999 in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs began upon establishment of technological feasibility and ended when the resulting product was available for sale. Under the Company’s current development model little time elapses between technological feasibility and the product innovation or modifications being available for sale, accordingly, no costs are capitalized.

During the years ended December 1999, 2000 and 2001, total costs incurred (excluding amortization of capitalized software development costs) for software development activities were $15,521,571, $15,887,136 and $12,383,942, respectively. Total capitalized software development costs and related amortization were $967,007 and $4,101,785, respectively for the year ended December 31, 1999. There were no capitalized software development costs or related amortization costs for the years ended December 31, 2000 and 2001.

The Company capitalizes certain development costs for internal-use software. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (c) interest costs incurred. Total costs capitalized are included in property and equipment in the consolidated balance sheets and have not been material.

(j)  Goodwill

Goodwill represents the excess of the purchase price over the fair values of assets acquired. Goodwill is amortized using the straight-line method over its estimated useful life of seven years. Under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" (SFAS 121), the recoverability of goodwill is reviewed upon certain triggering events. Impairment, if any, is determined when the carrying value of an asset cannot be recovered over its remaining useful life from undiscounted future cash flows, and is measured and recognized if the fair value is less than the asset’s carrying amount.

During 2001 the Company identified indicators of possible impairment which included, but were not limited to, significant negative industry and economic trends, significant under-performance of certain of the Company's international operations relative to historical or projected future operating results, the Company's net book value as compared to market capitalization and a decline in the Company's stock price for a sustained period.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

In accordance with the provisions of SFAS 121, the Company first considered the expected future cash flows (undiscounted) attributable to the international operations holding the intangible assets. Because the sum of the expected cash flows (undiscounted) attributable to these operations was less than the carrying value of their long-lived assets, the assets were considered impaired. Impairment was calculated by deducting the estimate of fair value from the carrying value of the assets. The estimate of fair value was based upon the discounted estimated future cash flows for the geographic regions impacted for the relevant years using a discount rate based upon weighted average cost of capital for comparable companies and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates.

As a result of this analysis, the Company recorded an impairment charge of $9,955,330 in 2001 to reduce goodwill and other long-lived assets to fair value. The impairment charge was associated with the Company's European acquisitions of SQL Group B.V. ($2,337,011) and Datastream Systems GmbH & Co KG ($2,472,444), the Company's Pacific Rim acquisitions of Datastream Systems Pte Ltd. ($3,075,288) and Datastream Systems Pty Ltd. ($611,802) and the Company's Latin American acquisition of Computec S.A. and Datastream Systems de Mexico S.A. de C.V. ($1,458,785). There are no remaining goodwill balances at December 31, 2001 and there will be no goodwill amortization expense related to these acquisitions in future periods.

Other intangible asset consists of a customer list. It is amortized on a straight-line basis over its estimated useful life of two years.

(k)  Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined foreign currency rate risks.

Foreign currency average rate range forward contracts have been used to manage fluctuations of the European “Euro”. During 2000, the Company had a foreign currency contract that settled quarterly on March 31, June 30, September 30 and December 31. As such, all gains and losses were realized and recorded each quarter in the consolidated statement of operations. At December 31, 2000 and 2001, the Company was not party to any foreign currency contract.

(l)  Stock Option Plans

Statement of Financial Accounting Standards No. 123 allows an entity to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement No. 123.
(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

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

(n)  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, provided no anti-dilution exists. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method.

(o)  Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Gains and losses from foreign currency transactions, such as those resulting from the settlements of foreign receivables or payables are reported in the consolidated statement of operations. Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Translation gains or losses are recognized as a component of equity in “Other Accumulated Comprehensive Income (Loss)”.

(p)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustments and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

(q)  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”(SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of SFAS 142 is January 1, 2002. The Company expects no material impact on the adoption of SFAS’s 141 and 142.
(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 retains the fundamental provisions of Statement for Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), while resolving significant implementation issues associated with SFAS 121. The effective date of SFAS 144 is January 1, 2002. The Company does not expect a material impact as a result of adopting SFAS 144.

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

(s)  Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was approximately $1,870,000, $3,535,000 and $3,022,000 in 1999, 2000 and 2001, respectively.

(t)  Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on stockholders’ equity or net loss as previously reported.

(2)    Restructuring

In 1999 the Company completed its plans to reorganize and centralize certain functions and discontinue certain product lines, as announced at December 31, 1998. Upon final implementation of its restructuring plan, the Company recorded other operating income of $294,201 resulting from the reduction of actual involuntary termination costs from the original estimate.

(3)    Investment Securities

During 2000, the Company entered into a preferred stock purchase agreement with an unrelated auction company (the “Investee”). Under the agreement, the Company purchased 249,688 shares (adjusted for a one to three reverse stock split) of the Investee’s convertible preferred stock for a total purchase price of $2.0 million. This investment is being accounted for as an available-for-sale equity security and is included in non-current investments in the accompanying consolidated balance sheet at its estimated fair value.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(4)    Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

At December 31, 2000 and 2001, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 2000 and 2001.

At December 31, 2000 and 2001, investment securities are carried at fair value.

(5)    Property and Equipment

Property and equipment consisted of the following at December 31:

	2000	2001
Land	$544,614	$490,314
Building	7,360,322	7,647,840
Computer equipment	17,844,097	18,878,816
Furniture and fixtures	2,923,988	2,870,704

	28,673,021	29,887,674
Accumulated depreciation	(14,547,381)	(17,856,124)

	$14,125,640	$12,031,550

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2000	2001
Accrued salaries and commission	$3,522,036	$2,370,525
Sales and payroll taxes payable	607,221	799,049
Accrued legal settlement	1,400,683	—
Value added taxes	1,789,868	2,058,649
Other accrued liabilities	3,505,186	2,791,774

	$10,824,994	$8,019,997

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(7)    Long-term Debt

Long-term debt as of December 31, 2000 consists of the following:

	2000	2001
Note payable in annual payments of $16,500, plus interest at 5.5% through December 2001; collateralized by building	$211,035	$—
Subordinated note payable in annual payments of $2,837, plus interest at 6.5% through December 2002	10,723	9,995
	221,758	9,995
Less current portion	(213,642)	(9,995)

Long-term debt, less current portion	$8,116	—

The Company maintains a Singapore line of credit for Sgd 1,242,500 (approximately $673,000) which bears interest at 1% over the Singapore dollar prime lending rate.

(8)    Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	Current	Deferred	Total
1999:
Federal	$3,002,073	$(1,887,160)	$1,114,913
State	367,900	(226,235)	141,665
Foreign	1,398,046	1,757,595	3,155,641

Total	$4,768,019	$(355,800)	$4,412,219

2000:
Federal	$(4,876,903)	$(766,000)	$(5,642,903)
State	(130,549)	(388,000)	(518,549)
Foreign	(838,120)	(1,101,000)	(1,939,120)

Total	$(5,845,572)	$(2,255,000)	$(8,100,572)

2001:
Federal	$—	$(1,787,592)	$(1,787,592)
State	—	(208,202)	(208,202)
Foreign	539,921	377,850	917,771

Total	$539,921	$(1,617,944)	$(1,078,023)

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

During 2000, various employees exercised their incentive stock options and disposed of the underlying common stock of the Company prior to the one-year stock holding period as mandated by Internal Revenue Code Section 422(a)(1). As a result, the Company measured the compensation element associated with such disqualifying dispositions of stock and reported such amounts to the employees as income. The resulting income tax deduction available to the Company created a deferred income tax benefit through the creation of a net operating loss carry-forward that is properly chargeable to Additional Paid-in-Capital in accordance with Accounting Principles Board Opinion No. 25. As a result of the above transaction, the components of deferred income tax expense (benefit) for the year ended December 31, 2001 are presented below:

Current year increase in net deferred income tax asset	$(3,980,497)
Additional paid-in-capital	2,362,553

Deferred income tax benefit	$(1,617,944)

Income tax expense (benefit) differed from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

	1999	2000	2001
Computed "expected" tax expense (benefit)	$4,028,104	$(8,480,902)	$(5,303,072)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefits	93,500	(309,570)	(137,413)
Goodwill amortization	1,039,197	1,027,365	4,155,336
Research and development credit	—	(500,000)	(335,000)
Reduction in expected liability	(803,207)	—	—
Valuation allowance	—	591,000	480,036
Other, net	54,625	(428,465)	62,090

Actual tax expense (benefit)	$4,412,219	$(8,100,572)	$(1,078,023)

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

	2000	2001
Deferred tax assets:
Net operating loss and research & experimentation carryforwards	$2,458,000	$8,271,149
Accrued expenses and allowances	2,855,000	1,502,384

Total gross deferred tax assets	5,313,000	9,773,533
Less valuation allowance	(1,648,000)	(2,128,036)

Net deferred tax assets	$3,665,000	$7,645,497

The valuation allowance for deferred tax assets as of December 31, 2000 and 2001 was $1,648,000 and $2,128,036, respectively, and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. The net increase in the valuation allowance for deferred income tax assets as of December 31, 2000 and 2001 was $591,000 and $480,036, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 2001, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $9,673,000, $835,000 and $515,000 respectively, which expire in varying amounts beginning in the year 2020. The Company also has incurred foreign losses in the amount of approximately $7,409,000 that are available to offset future taxable income in foreign jurisdictions. Approximately $1,148,000 of the foreign net operating loss carryforward will expire in varying amounts in the year 2005; the remainder can be carried forward indefinitely.

(9)    Employee Savings and Retirement Plan

Effective September 1, 1992, the Company established a 401(k) Retirement Plan under Section 401(k) of the Internal Revenue Code. The Plan is funded in part from employee voluntary contributions with the Company's contribution equal to one-half of the employee's contribution up to 3% of their compensation. The Plan provided for voluntary employee contributions of up to 15% of their total compensation until April 1, 2001 at which time employees could contribute up to 20% of their total compensation or $11,000.

The Company's contributions to the Plan totaled approximately $527,000, $621,000 and $698,000 in 1999, 2000 and 2001, respectively.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(10)    Stock Compensation Plans

The Company has several stock compensation plans. The plans are described below.

Options granted under the 1995 Stock Option Plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1997 European Stock Option Plan have varying vesting patterns up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the particular option agreement. Options granted under the EU Plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

Options granted under the Datastream Systems, Inc. 1998 Stock Option Plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the particular option agreement. Options under the Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

Options granted pursuant to Datastream Systems, Inc. 1998 Singapore Stock Option Plan vest incrementally over a period of one to three years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1998 German Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the particular option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1998 Australian Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the particular option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1999 Argentinean Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the particular options agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

As of December 31, 2001 there were 662,379 options available for grant under the above plans.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

A summary of activity in the plans noted above during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:
Balance at December 31, 1998	3,092,898	$8.30
Granted	987,675	10.63
Exercised	(454,807)	7.91
Forfeited	(232,204)	9.79

Balance at December 31, 1999	3,393,562	8.94

Granted	1,763,748	9.32
Exercised	(960,033)	7.90
Forfeited	(578,199)	10.74

Balance at December 31, 2000	3,619,078	9.12

Granted	800,083	3.59
Exercised	(88,668)	6.67
Forfeited	(427,038)	9.69

Balance at December 31, 2001	3,903,455	$7.98

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

The following table summarizes information about stock options outstanding under the plans noted above at December 31, 2001:

	Options Outstanding		Options exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted– Average Exercise Price
2.28 – 4.55	782,798	8.5	125,348	3.75
4.55 – 6.83	112,993	7.9	38,943	6.38
6.83 – 9.10	1,903,142	7.3	1,122,628	8.16
9.10 – 11.38	806,930	6.5	632,478	10.42
11.38 – 13.65	241,743	7.7	120,565	12.24
13.65 – 15.93	21,716	5.6	20,883	14.58
15.93 – 18.20	21,633	7.5	12,217	17.68
18.20 – 20.48	2,500	8.1	834	18.50
20.48 – 22.75	10,000	6.2	10,000	22.50

	3,903,455	7.4	2,083,896	8.98

The per share weighted-average fair value of stock options granted under the plans during 2000 and 2001 was $8.12 and $1.58 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 – expected dividend yield of 0%; expected volatility of 106.5%; risk-free interest rate of 6.0%, and an expected life of 10 years; 2001 – expected dividend yield of 0%; expected volatility of 85.8%; risk-free interest rate of 5.1%, and an expected life of 10 years.

Stock Option Plan for Directors

Under the Director’s Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 9,000 shares of Common Stock upon the commencement of their service as a director and (ii) 2,000 shares of Common Stock annually as of the first business day of each fiscal year.

As of December 31, 2001 there were 111,000 options available for grant under the Director’s Plan.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

A summary of activity in the Directors’ Plan during the periods indicated are as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:
Balance at December 31, 1998	47,000	$7.21
Granted	8,000	9.53

Balance at December 31, 1999	55,000	7.55
Granted	8,000	22.75

Balance at December 31, 2000	63,000	9.48
Granted	17,000	9.07

Balance at December 31, 2001	80,000	$9.39

The following table summarizes information about stock options outstanding under the Director’s Plan at December 31, 2001:

	Options Outstanding		Options exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted– Average Exercise Price
2.28 – 4.55	27,000	2.2	27,000	3.75
6.83 – 9.10	13,000	8.1	4,000	8.56
9.10 – 11.38	24,000	5.0	18,000	9.80
13.65 – 15.93	8,000	4.6	8,000	15.25
20.48 – 22.75	8,000	6.1	8,000	22.75

	80,000	4.6	65,000	9.47

The per share weighted-average fair value of stock options granted under the Director's Plan during 2000 and 2001 was $20.48 and $3.63 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 – expected dividend yield of 0%; expected volatility of 106.5%, risk-free interest rate of 6.0%; and expected life of 10 years; 2001 – expected dividend yield of 0%; expected volatility of 85.8%; risk-free interest rate of 5.1%, and an expected life of 10 years.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

Employee Stock Purchase Plan

The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors and the Company’s stockholders have reserved 400,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 39,500 and 48,800 shares in 2000 and 2001, respectively.

Under Statement No. 123, compensation expense for the Purchase Plan is determined based on the discount percentage at which the stock is purchased.

The Company applies APB Opinion No. 25 in accounting for its stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for its stock options or for stock purchased under the Purchase Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options or based on the discount percentage under the Purchase Plan under Statement No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		1999	2000	2001
Net income (loss)	As reported	$7,435,146	(16,843,258)	(14,519,249)
	Pro forma	(316,987)	(25,598,804)	(18,100,410)
Basic:
Net income (loss)	As reported	$.39	(.84)	(.71)
per share	Pro forma	(.02)	(1.28)	(.89)
Diluted:
Net income (loss)	As reported	$.37	(.84)	(.71)
per share	Pro forma	(.02)	(1.28)	(.89)

Compensation cost related to the Plans is reflected over the options’ vesting period of one to five years.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(11)    Leases

The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 2001, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2006 are as follows:

2002	1,648,136
2003	867,417
2004	530,398
2005	368,461
2006	348,957

$3,763,369

Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $1,322,271, $1,576,891, and $1,369,353, respectively.

(12)    Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Lifecycle Management. The Company manages the Asset Lifecycle Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

	United States	Europe	Latin America	Asia	Total
1999:
Total revenues	80,891,835	26,267,878	5,028,733	6,587,632	118,776,078
Operating income	5,661,978	3,091,766	1,143,885	488,391	10,386,020
Total assets	64,955,845	15,759,880	3,042,961	4,416,353	88,175,039
2000:
Total revenues	65,414,206	20,153,867	6,969,087	4,831,067	97,368,227
Operating income (loss)	(16,475,774)	(3,269,455)	19,447	(1,197,478)	(20,923,260)
Total assets	64,459,985	12,967,518	3,929,417	3,925,914	85,282,834
2001:
Total revenues	58,275,191	18,422,614	7,608,057	5,219,431	89,525,293
Operating income (loss)	(15,174,405)	(655,952)	(275,377)	(283,967)	(16,389,701)
Total assets	51,070,715	11,835,534	4,227,568	4,283,486	71,417,303

The United States revenues include international revenues of $4,968,000, $3,451,000 and $2,935,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

(13)    Reconciliation of Basic and Diluted Income Per Share

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

	Income (loss)	Shares	Per Share Amount
1999:
Basic income per share	$7,435,146	19,118,535	$.39

Effect of dilutive securities:
Stock options	—	979,984

Diluted income per share	$7,435,146	20,098,519	$.37

2000:
Basic (loss) per share	$(16,843,258)	20,008,710	$(.84)

Effect of dilutive securities:
Stock options	—	—

Diluted (loss) per share	$(16,843,258)	20,008,710	$(.84)

2001:
Basic (loss) per share	$(14,519,249)	20,403,166	$(.71)

Effect of dilutive securities:
Stock options	—	—

Diluted (loss) per share	$(14,519,249)	20,403,166	$(.71)

(14)    Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

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

The principal financial terms of the agreement called for payment to the plaintiffs, for the benefit of the class, a total of $5.00 million in a combination of $3.75 million in cash and $1.25 million in shares of the Company’s common stock. The Company’s insurance carrier funded $2.40 million of the settlement.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999, 2000 and 2001

In an unrelated matter, the Company agreed to settle an escrow dispute related to its 1996 acquisition of SQL Systems. Under the terms of the settlement, the Company agreed to release 70,000 shares of the Company’s common stock that had been held in escrow to the former shareholders of SQL Systems.

The settlement charges and related legal fees are included in other expenses on the accompanying consolidated statements of operations.

Independent Auditors’ Report

The Board of Directors
Datastream Systems, Inc:

Under date of February 8, 2002, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

Greenville, South Carolina
February 8, 2002

S-1

Datastream Systems, Inc.

Allowance for Doubtful Accounts Receivable

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 1999	$3,073,837	$2,139,482	$(1,824,600)	$3,388,719

Year ended December 31, 2000	$3,388,719	$1,775,084	$(1,980,350)	$3,183,453

Year ended December 31, 2001	$3,183,453	$967,720	(2,283,101)	$1,868,072

The Provision for Doubtful Accounts for 1999 includes a $600,000 reclassification related to the 1998 Restructuring Charge which is not reflected in the bad debt expense on the statement of income.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASTREAM SYSTEMS, INC.
By:	/s/ LARRY G. BLACKWELL
Larry G. Blackwell Chairman of the Board, President and Chief Executive Officer
Date:    March 29, 2002

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Larry G. Blackwell and C. Alex Estevez and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 29, 2002.

Signature	Title

/s/ LARRY G. BLACKWELL Larry G. Blackwell	Chairman of the Board, President And Chief Executive Officer (principal executive officer)

/s/ C. ALEX ESTEVEZ C. Alex Estevez	Chief Financial Officer (principal financial and accounting officer)

/s/ RICHARD T. BROCK Richard T. Brock	Director

/s/ IRA D. COHEN Ira D. Cohen	Director

/s/ JOHN M. STERLING, JR. John M. Sterling, Jr.	Director

/s/ JAMES R. TALTON, JR. James R. Talton, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	The Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996).(1)

10.2(a)**	First Amendment to Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 13, 1998.(1)

10.2(b)++	Second Amendment to the Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 12, 1996), dated March 12, 1999.(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan.(1)

10.3(a)++	First Amendment to the Datastream Systems, Inc. 1998 Stock Option Plan, dated March 12, 1999.(1)

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

24	Power of Attorney (included on signature page hereto).

*	Incorporated herein by reference to exhibit of the same number in the from S-1 Registration Statement of the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1997 (File No. 000-25590)

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001.

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1998 (File No. 000-25590)

+++	Incorporated herein by reference to Appendix C to the Company’s definitive Proxy Statement for the Company’s 1996 Annual Meeting of Stockholders, filed April 23, 1996 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1998 Annual Meeting of Stockholders, filed May 12, 1998 (File No. 000-25590)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.