Form 10-Q
period 2002-03-31
DATASTREAM SYSTEMS INC
filed 2002-05-15
CIK 938481

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q

(Mark One)
  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
           (Former Name, Former Address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: May 14, 2002, 20,155,639 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                          Quarter ended March 31, 2002

                                      Index

                                                                       Page No.
Part I.  Consolidated Financial Information

         "Safe Harbor" Statement under the Private Securities
             Litigation Reform Act of 1995                                3

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets-
             December 31, 2001 and March 31, 2002
              Assets                                                      4
              Liabilities and Stockholders' Equity                        5

         Consolidated Statements of Operations-
              for the three months ended March 31, 2001 and 2002          6

         Consolidated Statement of Changes in Stockholders' Equity
              and Comprehensive Loss-
              for the three months ended March 31, 2002                   7

         Consolidated Statements of Cash Flows-
              for the three months ended March 31, 2001 and 2002          8

         Notes to the Consolidated Financial Statements                   9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11

Item 3.  Quantitative and Qualitative Disclosures About                  13
         Market Risk

Part II. Other Information                                               14

Signature                                                                15

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

      Forward looking statements can be identified by our use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the increasing competitiveness of the market for asset lifecycle management solutions; our ability to keep pace with rapid technological changes and demands in our markets in order to remain competitive; increasing sales cycles and other factors that may result in volatility of our quarterly results; our ability to successfully implement an application service provider business model; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providers; our ability to develop products timely to be an innovator in the industry; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with security that may deter the use of the Internet for conducting electronic commerce; risks associated with managing international operations including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 2001, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

      We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                    Datastream Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                                                          December 31,      March 31,
                                                                              2001            2002
                                                                          ------------     -----------
                                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                            $25,396,939      $26,511,603
     Accounts receivable, net of allowance for doubtful accounts
         of $1,868,072 and $1,783,088, respectively                        17,483,350       17,954,200
     Unbilled revenue, net of allowance of
         $320,000 and $323,000, respectively                                2,675,670        2,854,230
     Investments                                                                  160              160
     Prepaid expenses                                                       1,270,568        1,683,471
     Inventories                                                               17,765            9,914
     Income tax receivable                                                  1,098,919        2,752,261
     Deferred income taxes                                                    981,488          981,488
     Other assets                                                           1,728,135        1,571,940
                                                                          -----------      -----------
              Total current assets                                         50,652,994       54,319,267

Investments                                                                 2,000,000        2,000,000
Property and equipment, net                                                12,031,550       11,235,771
Deferred income taxes                                                       6,664,009        5,107,389
Other long term assets                                                         68,750          109,044
                                                                          -----------      -----------

              Total assets                                                $71,417,303      $72,771,471
                                                                          ===========      ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Liabilities and Stockholders' Equity

                                                                          December 31,       March 31,
                                                                              2001             2002
                                                                          ------------     ------------
                                                                                            (unaudited)
Current liabilities:
     Accounts payable                                                     $  2,432,947     $  2,687,531
     Other accrued liabilities                                               8,019,997        7,985,980
     Current portion of long-term debt                                           9,995            7,632
     Unearned revenue                                                       12,330,840       14,405,060
                                                                          ------------     ------------
              Total liabilities                                             22,793,779       25,086,203

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized;                     -                -
         none issued
     Common stock, $.01 par value, 40,000,000 shares authorized;               210,006          210,330
         21,000,668 shares issued at December 31, 2001,
         21,033,068 shares issued at March 31, 2002
     Additional paid-in capital                                             86,501,216       86,850,020
     Accumulated deficit                                                   (30,602,457)     (30,631,752)
     Other accumulated comprehensive loss                                   (1,303,570)      (2,274,783)
     Treasury stock, at cost;
         859,000 shares at December 31, 2001,
         896,500 shares at March 31, 2002                                   (6,181,671)      (6,468,547)
                                                                          ------------     ------------
              Total stockholders' equity                                    48,623,524       47,685,268
                                                                          ------------     ------------

              Total liabilities and stockholders' equity                  $ 71,417,303     $ 72,771,471
                                                                          ============     ============

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)
                   Three months ended March 31, 2001 and 2002

                                                          March 31,            March 31,
                                                            2001                 2002
                                                         -----------          -----------
Revenues:
     Product                                             $ 7,433,535          $ 5,792,399
     Service and support                                  17,099,353           15,804,599
                                                         -----------          -----------
         Total revenues                                   24,532,888           21,596,998

Cost of revenues:
     Cost of product revenues                                666,839              360,135
     Cost of service and support revenues                  8,999,948            7,931,167
                                                         -----------          -----------
         Total cost of revenues                            9,666,787            8,291,302
                                                         -----------          -----------

         Gross profit                                     14,866,101           13,305,696

Operating expenses:
     Sales and marketing                                   9,915,845            7,919,995
     Product development                                   3,372,705            2,676,428
     General and administrative                            2,461,537            2,818,783
     Goodwill amortization                                   755,416                    -
                                                         -----------          -----------

         Total operating expenses                         16,505,503           13,415,206
                                                         -----------          -----------

         Operating loss                                   (1,639,402)            (109,510)

Other income, net                                             93,442               61,486
                                                         -----------          -----------

         Loss before income taxes                         (1,545,960)             (48,024)

Income tax benefit                                          (302,792)             (18,729)
                                                         ------------         ------------

Net loss                                                 $(1,243,168)         $   (29,295)
                                                         ============         ============

     Basic net loss per share                            $      (.06)         $      (.00)
                                                         -----------          -----------
     Diluted net loss per share                          $      (.06)         $      (.00)
                                                         -----------          -----------

     Basic weighted average number of common
         shares outstanding                               20,497,870           20,145,288
                                                         ===========          ===========
     Diluted weighted average number of common and
         potential common shares outstanding              20,497,870           20,145,288
                                                         ===========          ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                   (unaudited)

                        Three months ended March 31, 2002

                                                                                       Other
                                                       Additional                   Accumulated                       Total
                                              Common     Paid-In     Accumulated   Comprehensive    Treasury      Stockholders'
                                               Stock     Capital       Deficit         Loss           Stock          Equity
                                             --------  -----------  ------------   -------------   -----------    -------------


Balance at December 31, 2001                 $210,006  $86,501,216  $(30,602,457)   $(1,303,570)   $(6,181,671)    $48,623,524

Comprehensive loss
     Net loss                                       -            -       (29,295)             -              -         (29,295)
     Foreign currency translation adjustment        -            -             -       (971,213)                      (971,213)
                                                                                                                   -----------
Total comprehensive loss                                                                                            (1,000,508)
                                                                                                                   -----------

Exercise of stock options                         149      116,032             -              -              -         116,181

Stock issued for Employee
     Stock Purchase Plan                          175       91,018             -              -              -          91,193

Amortization of compensatory
     stock options                                  -       27,969             -              -              -          27,969

Acquisition of 16,500 shares                        -            -             -              -       (286,876)       (286,876)

Warrants issued                                     -      113,785             -              -              -         113,785
                                             --------  -----------  ------------    -----------    -----------     -----------


Balance at March 31, 2002                    $210,330  $86,850,020  $(30,631,752)   $(2,274,783)   $(6,468,547)    $47,685,268
                                             ========  ===========  ============    ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                   Three months ended March 31, 2001 and 2002

                                                                    March 31,            March 31,
                                                                      2001                 2002
                                                                   -----------          -----------
Cash flows from operating activities:
     Net loss                                                      $(1,243,168)         $   (29,295)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation                                                1,242,015            1,026,717
         Goodwill amortization                                         755,416                    -
         Other amortization                                             68,750               73,491
         Provision for doubtful accounts                              (225,396)             (81,984)
         Stock based compensation                                       48,542               27,969
         Issuance of shares in legal settlement                      1,250,000                    -
         Deferred income taxes                                         532,000            1,556,620
         Changes in operating assets and liabilities:
            Accounts receivable                                      2,294,426             (385,866)
            Unbilled receivable                                       (111,003)            (181,560)
            Income taxes receivable                                   (586,966)          (1,653,342)
            Prepaid expenses                                          (106,092)            (412,903)
            Inventories                                                 40,086                7,851
            Other assets                                              (123,235)             156,195
            Accounts payable                                           874,547              254,584
            Other accrued liabilities                               (2,451,852)             (34,017)
            Unearned revenue                                         2,567,875            2,074,220
                                                                   -----------          -----------
            Net cash provided by operating activities                4,825,945            2,398,680
                                                                   -----------          -----------
Cash flows from investing activities:
     Additions to property and equipment                            (1,431,047)            (230,938)
                                                                   -----------          -----------
           Net cash used in investing activities                    (1,431,047)            (230,938)
                                                                   -----------          -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options                           338,314              116,181
     Proceeds from issuances of shares under employee
            stock purchase plan                                        236,044               91,193
     Cash paid to acquire treasury stock                              (152,547)            (286,876)
     Principal payments on long-term debt                              (44,673)              (2,363)
                                                                   -----------          -----------
           Net cash provided by (used in) financing activities         377,138              (81,865)
                                                                   -----------          -----------

Foreign currency translation adjustment                               (618,302)            (971,213)

Net increase in cash and cash equivalents                            3,153,734            1,114,664
Cash and cash equivalents at beginning of period                    15,487,515           25,396,939
                                                                   -----------          -----------
Cash and cash equivalents at end of period                         $18,641,249          $26,511,603
                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1) Summary of Significant Accounting Policies

A.   Basis of Presentation

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2001 filed with the SEC on March 29, 2002. Other than as indicated herein, there have been no significant changes from the financial data published in those reports.

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

B. Segment and Geographic Information

     The Company has identified one business segment for reporting purposes:
Asset Lifecycle Management. The Company manages the Asset Lifecycle Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company's operations in different geographical regions is as follows:

For the three months ended March 31, 2001 and 2002:

                                  United                      Latin
                                  States        Europe       America        Asia       Total
                                ----------    ----------    ---------    ---------   ----------
     March 31, 2001:
     Total revenues             16,322,398     5,057,362    1,801,783    1,351,345   24,532,888
     Operating income (loss)    (2,469,190)      517,193      183,495      129,100   (1,639,402)
     Total assets               64,534,368    13,706,772    4,065,213    3,781,261   86,087,614

     March 31, 2002:
     Total revenues             13,631,999     4,578,814    1,748,768    1,637,417   21,596,998
     Operating income (loss)      (146,057)     (343,889)     122,525      257,911     (109,510)
     Total assets               49,597,296    13,706,251    4,507,078    4,960,846   72,771,471

The United States revenues include international revenues of approximately $676,000 and $653,000 for the first quarters of 2001 and 2002, respectively.

C. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business
Combinations" (SFAS 141), and Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The effective date of SFAS 142 was January 1, 2002.

     As reported in the Company's third quarter 2001, significant events occurred which triggered the impairment of its goodwill under FAS 121. Therefore, no amortization has been recorded since that time and adoption of SFAS 142 did not impact the Company. Goodwill amortization for the first quarter of 2001 was $755,416. If SFAS 142 had been effective in that period, operating loss would have been reduced by the amount of amortization.

D. Commitments and Contingencies

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

Results of Operations

     Total Revenues. Total revenues decreased 12% to $21,596,998 in the first quarter of 2002 from $24,532,888 in the first quarter of 2001, due principally to product transitions, sales and marketing transitions, unfavorable market conditions, longer sales cycles and decreased service and support revenues resulting from decreased license revenues. International revenues were approximately $8,618,000 (40% of total revenues) in the first quarter of 2002 and approximately $8,886,000 (36% of total revenues) in the first quarter of 2001. See Note B to consolidated financial statements.

     Product revenues decreased 22% to $5,792,399 (27% of total revenues) in the first quarter of 2002 from $7,433,535 (30% of total revenues) in the first quarter of 2001, as a result of product transition to Datastream 7i, unfavorable market conditions and longer sales cycles.

     Service and support revenues decreased 8% to $15,804,599 (73% of total revenues) in the first quarter of 2002 from $17,099,353 (70% of total revenues) in the first quarter of 2001. The decrease is a result of decreased software license revenues resulting in decreased installation, training and ancillary service revenue.

     Cost of Revenues. Cost of revenues decreased 14% to $8,291,302 (38% of total revenues) in the first quarter of 2002, as compared to $9,666,787 (39% of total revenues) in the first quarter of 2001. Cost of product revenues was 2% of total revenues in the first quarter of 2002 and 3% for the first quarter 2001. Cost of service and support revenues was 37% of total revenues in the first quarter of 2002 and 2001.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 20% to $7,919,995 (37% of total revenues) in the first quarter of 2002 from $9,915,845 (40% of total revenues) in the first quarter of 2001. The decrease is due to cost savings realized upon consolidation of certain product departments resulting in decreased employee-related costs and decreased marketing expenditures.

     Product Development Expenses. Total product development expenditures decreased 21% to $2,676,428 (12% of total revenues) in the first quarter of 2002 from $3,372,705 (14% of total revenues) in the first quarter of 2001. The decrease in total product development expense resulted from reduced employee-related costs and reduced contract labor cost.

     General and Administrative Expenses. General and administrative expenses increased 15% to $2,818,783 (13% of total revenues) in the first quarter of 2002 from $2,461,537 (10% of total revenues) in the first quarter of 2001, due to increased professional services fees and foreign currency exchange losses.

     Goodwill Amortization. Amortization of goodwill expense was $0 for the first quarter 2002 and $755,416 (3% of total revenues) during the first quarter of 2001. The Company wrote off remaining goodwill balances in the third quarter of 2001.

     Other income, net. Other income decreased to $61,486 in the first quarter of 2002 from $93,442 in the first quarter of 2001. The decrease was due to decreasing returns on short-term investments and losses on disposal of fixed assets.

     Tax Rate. The Company's effective tax rate was 39% for the first quarter of 2002 as compared to 20% for the first quarter of 2001. The increase in the effective tax rate is due to elimination of goodwill and related amortization, which significantly reduced the Company's permanent book/tax differences.

     Net loss. Net loss improved to $(29,295) ((.1%) of total revenues) in the first quarter of 2002 from $(1,243,168) ((5%) of total revenues) in the first quarter of 2001. The improvement is attributed to increased operational efficiency and a reduction in total operating costs.

Liquidity and Capital Resources

     The Company has funded its operating activities primarily from cash generated from operations. The Company ended its first quarter of 2002 with $26,511,603 in cash and cash equivalents defined as securities maturing in 90 days or less.

     On October 4, 2001 the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of Datastream's outstanding common stock. The Company repurchased a total of 207,000 shares (including 37,500 in the first quarter of 2002) of common stock at a total cost of $795,496 (including $286,876 in the first quarter of 2002) pursuant to this stock repurchase plan. The repurchased shares were added to the 689,905 shares already purchased under separate stock repurchase plans. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the balance sheet and are reported at cost. This plan expired on April 4, 2002.

     In connection with entering into a software development and licensing agreement with GE Fanuc North America, Inc. ("GE Fanuc"), Datastream issued a warrant to GE Fanuc to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company's common stock on the date of issuance of the warrant. The warrant agreement allows for net issuance at the option of GE Fanuc and provides "piggy back" registration rights for the underlying common stock.

     The Company has accounted for the warrant using the guidance of Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. As a result, on the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to prepaid commissions. The Company will record amortization of the prepaid commissions as a reduction of revenue over the three years the warrant is exercisable. The impact to the financial condition of the Company will be immaterial over the three year period.

     As of March 31, 2002, the Company had no long-term debt commitments and no material commitments for capital expenditures. The Company believes that its current cash balances, cash flows from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

Future Events

     Larry G. Blackwell, the Company's President and Chief Executive Officer and Chairman of its Board of Directors, has informed the Company that he may enter into an amended divorce decree with his ex-spouse, Ms. Sharron Blackwell, in May 2002, pursuant to which he would place in Ms. Blackwell's name title to a total of 1,242,488 shares (the "Shares") of the Company's common stock as part of completing the division of their marital property. The original 1992 divorce decree apportioned to Ms. Blackwell a percentage of the shares of the Company owned by Mr. Blackwell, but the shares remained titled in Mr. Blackwell's name, as contemplated by the terms of such original decree, with the arrangement that Ms. Blackwell would receive such percentage of the proceeds of any sale of shares by Mr. Blackwell. By placing title of the Shares in Ms. Blackwell's name, she will no longer need to wait for Mr. Blackwell to make a sale of shares to realize the benefit of her percentage interest, and she will no longer have any interest in any sales by Mr. Blackwell. Although the Shares would be freely transferable by Ms. Blackwell, Mr. Blackwell expects that Ms. Blackwell will agree to restrict the number of these shares that she may decide to sell to a maximum of 100,000 shares per calendar quarter for so long as Mr. Blackwell is the President and Chief Executive Officer of the Company.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company did not experience any material changes in market risk in the first quarter of 2002.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Stockholders


          No matters were submitted to a vote of the Company's stockholders during the fiscal quarter ended March 31, 2002.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

                   10.2 Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated through April 10, 2002)

          (b)      Reports on Form 8-K
                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Datastream Systems, Inc.

                            /s/ C. Alex Estevez
Date:   05/15/02            --------------------------------------
     ------------               C. Alex Estevez
                                Chief Financial Officer (principal
                                  financial and accounting officer

                                 EXHIBIT INDEX

Exhibit
Number    Description

10.2 Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated through April 10, 2002)