Form 10-Q
period 2002-06-30
DATASTREAM SYSTEMS INC
filed 2002-08-14
CIK 938481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10Q

(Mark One)
__X__           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date:
August 12, 2002: 20,159,244 shares, $0.01 par value.

                              Datastream Systems, Inc.

                                    FORM 10-Q

                           Quarter ended June 30, 2002

                                      Index

                                                                        Page No.

Part I.        Consolidated Financial Information

               "Safe Harbor" Statement under the Private Securities
                   Litigation Reform Act of 1995                              3

Item 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets-
                   December 31, 2001 and June 30, 2002
                    Assets                                                    4
                    Liabilities and Stockholders' Equity                      5

               Consolidated Statements of Operations -
                    for the three months ended June 30, 2001 and 2002         6
                    for the six months ended June 30, 2001 and 2002           7

               Consolidated Statement of Changes in Stockholders' Equity
                    and Comprehensive Loss  -
                    for the six months ended June 30, 2002                    8

               Consolidated Statements of Cash Flows  -
                    for the six months ended June 30, 2001 and 2002           9

               Notes to the Consolidated Financial Statements                10

Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            12

Item 3.        Quantitative and Qualitative Disclosures About
                    Market Risk                                              14

Part II.       Other Information                                             15

Item 1.        Legal Proceedings                                             15

Item 2.        Changes in Securities and Use of Proceeds                     15

Item 3.        Defaults Upon Senior Securities                               15

Item 4.        Submission of Matters to a Vote of Stockholders               15

Item 5.        Other Information                                             15

Item 6.        Exhibits and Reports on Form 8-K                              15

Signature                                                                    16

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

ITEM 1.  Consolidated Financial Statements

                                 Datastream Systems, Inc. and Subsidiaries

                                        Consolidated Balance Sheets

                                                   Assets
                                                (unaudited)

                                                                 December 31,      June 30,
                                                                   2001              2002
                                                                   ----              ----

Current assets:
    Cash and cash equivalents                                     $25,396,939   $31,003,974
    Accounts receivable, net of allowance for doubtful accounts
        of $1,868,072 and $2,016,508, respectively                 17,483,350    18,433,209
    Unbilled revenue, net of allowance of
        $320,000 and $100,000, respectively                         2,675,670     2,315,133
    Prepaid expenses                                                1,270,568     1,881,324
    Inventories                                                        17,765        14,428
    Income tax receivable                                           1,098,919       347,648
    Deferred income taxes                                             981,488       981,488
    Other assets                                                    1,728,295     1,831,032
                                                                  -----------   -----------
           Total current assets                                    50,652,994    56,808,236

Investments                                                         2,000,000     2,000,000
Property and equipment, net                                        12,031,550    10,687,844
Deferred income taxes                                               6,664,009     5,912,137
Other long term assets                                                 68,750       102,723
                                                                  -----------   -----------

           Total assets                                           $71,417,303   $75,510,940
                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

                                 Datastream Systems, Inc. and Subsidiaries

                                  Consolidated Balance Sheets (Continued)

                                    Liabilities and Stockholders' Equity
                                                (unaudited)

                                                                           December 31,      June 30,
                                                                                2001           2002
                                                                                ----           ----
Current liabilities:
    Accounts payable                                                      $   2,432,947  $  2,582,977
    Other accrued liabilities                                                 8,019,997     8,990,909
    Current portion of long-term debt                                             9,995         8,639
    Unearned revenue                                                         12,330,840    15,212,087
                                                                             ----------    ----------
           Total liabilities                                                 22,793,779    26,794,612

Stockholders' equity:
    Preferred stock, $1 par value, 1,000,000 shares authorized;                      -             -
        none issued
    Common stock, $.01 par value, 40,000,000 shares authorized;                 210,006       210,637
        21,000,668 shares issued at December 31, 2001,
        21,063,639 shares issued at June 30, 2002
    Additional paid-in capital                                               86,501,216    87,009,301
    Accumulated deficit                                                     (30,602,457)  (30,259,462)
    Other accumulated comprehensive loss                                     (1,303,570)   (1,753,976)
    Treasury stock, at cost;
        859,000 shares at December 31, 2001,
        899,000 shares at June 30, 2002                                      (6,181,671)   (6,490,172)
                                                                            -----------   -----------
           Total stockholders' equity                                        48,623,524    48,716,328
                                                                             ----------    ----------

           Total liabilities and stockholders' equity                     $  71,417,303  $ 75,510,940
                                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                                   Datastream Systems, Inc. and Subsidiaries

                                    Consolidated Statements of Operations
                                                 (unaudited)
                                  Three months ended June 30, 2001 and 2002

                                                                    June 30,         June 30,
                                                                      2001             2002
                                                                      ----             ----
Revenues:
    Product                                                     $   6,474,906    $   6,838,414
    Service and support                                            16,538,184       15,975,126
                                                                   ----------      -----------
        Total revenues                                             23,013,090       22,813,540

Cost of revenues:
    Cost of product revenues                                          135,354          265,404
    Cost of service and support revenues                            9,063,107        7,811,020
                                                                    ---------       ----------
        Total cost of revenues                                      9,198,461        8,076,424
                                                                    ---------        ---------

        Gross profit                                               13,814,629       14,737,116

Operating expenses:
    Sales and marketing                                             9,468,298        8,926,243
    Product development                                             3,376,297        2,624,870
    General and administrative                                      2,459,310        2,696,492
    Goodwill amortization                                             755,416                -
                                                                   ----------      -----------

        Total operating expenses                                   16,059,321       14,247,605
                                                                   ----------       ----------

        Operating income (loss)                                    (2,244,692)         489,511

Other income, net                                                     218,108           83,401
                                                                      -------           ------

        Income (loss) before income taxes                          (2,026,584)         572,912

Income tax expense (benefit)                                         (364,768)         200,622
                                                                     ---------         -------

Net income (loss)                                                $ (1,661,816)      $  372,290
                                                                 =============      ==========

    Basic net income (loss) per share                            $       (.08)      $      .02
                                                                 =============      ==========
    Diluted net income (loss) per share                          $       (.08)      $      .02
                                                                 =============      ==========

    Basic weighted average number of common
        shares outstanding                                         20,510,383       20,165,733
                                                                   ==========       ==========
    Diluted weighted average number of common and
        potential common shares outstanding                        20,510,383       20,628,580
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                 Datastream Systems, Inc. and Subsidiaries

                                   Consolidated Statements of Operations
                                               (unaudited)
                                  Six months ended June 30, 2001 and 2002

                                                                    June 30,         June 30,
                                                                      2001             2002
                                                                      ----             ----
Revenues:
    Product                                                    $   13,908,441    $  12,630,813
    Service and support                                            33,637,536       31,779,725
                                                                  -----------       ----------
        Total revenues                                             47,545,977       44,410,538

Cost of revenues:
    Cost of product revenues                                          802,193          625,539
    Cost of service and support revenues                           18,063,054       15,742,187
                                                                  -----------       ----------
        Total cost of revenues                                     18,865,247       16,367,726
                                                                   ----------       ----------

        Gross profit                                               28,680,730       28,042,812

Operating expenses:
    Sales and marketing                                            19,384,143       16,846,238
    Product development                                             6,749,002        5,301,298
    General and administrative                                      4,920,847        5,515,275
    Goodwill amortization                                           1,510,831                -
                                                                    ---------          -------

        Total operating expenses                                   32,564,823       27,662,811
                                                                   ----------       ----------

        Operating income (loss)                                    (3,884,093)         380,001

Other income, net                                                     311,549          144,887
                                                                      -------          -------

        Income (loss) before income taxes                          (3,572,544)         524,888

Income tax expense (benefit)                                         (667,559)         181,893
                                                                     ---------         -------

Net income (loss)                                               $  (2,904,985)     $   342,995
                                                                ==============     ===========

    Basic net income (loss) per share                           $        (.14)     $       .02
                                                                ==============     ===========
    Diluted net income (loss) per share                         $        (.14)     $       .02
                                                                ==============     ===========

    Basic weighted average number of common
        shares outstanding                                         20,504,126       20,155,510
                                                                   ==========       ==========
    Diluted weighted average number of common and
        potential common shares outstanding                        20,504,126       20,645,798
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.


                                Datastream Systems, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                            (unaudited)

                                     Six months ended June 30, 2002


                                                                                Other
                                                Additional                  Accumulated                     Total
                                     Common       Paid-In     Accumulated  Comprehensive    Treasury    Stockholders'
                                      Stock       Capital       Deficit        Loss           Stock        Equity
                                      -----       -------       -------        ----           -----        ------


Balance at December 31, 2001     $   210,006 $  86,501,216  $(30,602,457)   $(1,303,570) $(6,181,671)  $  48,623,524

Comprehensive loss
    Net income                             -             -       342,995              -           -          342,995
    Foreign currency translation
         adjustment                        -             -            -        (450,406)          -        (450,406)
                                                                                                           ---------
Total comprehensive loss                                                                                   (107,411)

Exercise of stock options                456       247,344             -              -           -          247,800

Stock issued for employee
    stock purchase plan                  175        91,018             -              -           -           91,193

Amortization of compensatory
    stock options                          -        55,938             -              -           -           55,938

Acquisition of 40,000 shares               -             -             -              -     (308,501)       (308,501)

Warrants issued                            -       113,785             -              -           -          113,785
                                        ------    ---------    -----------     ---------   ----------       ---------



Balance at June 30, 2002         $   210,637 $  87,009,301  $ (30,259,462)  $(1,753,976) $(6,490,172)  $  48,716,328
                                 =========== =============  ==============  ============ ============  ==============

See accompanying notes to consolidated financial statements.

                                Datastream Systems, Inc. and Subsidiaries

                                  Consolidated Statements of Cash Flows
                                               (unaudited)

                                 Six months ended June 30, 2001 and 2002

                                                                     June 30,         June 30,
                                                                       2001             2002
                                                                       ----             ----
Cash flows from operating activities:
    Net income (loss)                                           $  (2,904,985)      $  342,995
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation                                                2,454,111        2,071,502
        Goodwill amortization                                       1,510,831                -
        Other amortization                                            137,500           79,812
        Provision for doubtful accounts                              (578,955)         (71,564)
        Stock based compensation                                       16,544           55,938
        Issuance of shares in legal settlement                      1,250,000                -
        Changes in operating assets and liabilities:
          Accounts receivable                                       5,232,605       (1,098,295)
          Unbilled receivable                                        (175,250)         580,537
          Income taxes receivable                                     698,726         (610,756)
          Prepaid expenses                                            (36,544)         751,271
          Inventories                                                 118,183            3,337
          Deferred income taxes                                    (1,050,000)         751,872
          Other assets                                               (149,671)        (102,737)
          Accounts payable                                           (328,769)         150,030
          Other accrued liabilities                                (2,498,092)         970,912
          Unearned revenue                                          1,878,079        2,881,247
                                                                    ---------        ---------
          Net cash provided by operating activities                 5,574,313        6,756,101
                                                                    ---------        ---------

Cash flows from investing activities:
    Additions to property and equipment                            (1,839,146)        (727,796)
                                                                   -----------        ---------
    Net cash used in investing activities                          (1,839,146)        (727,796)
                                                                   -----------        ---------

Cash flows from financing activities:
    Proceeds from exercise of stock options                           487,969          247,800
    Proceeds from issuances of shares under employee
          stock purchase plan                                         236,044           91,193
    Purchases of treasury stock                                      (322,738)        (308,501)
    Principal payments on long-term debt                              (37,327)          (1,356)
                                                                   -----------        ---------
         Net cash provided by financing activities                    363,948           29,136
                                                                   -----------        ---------

Foreign currency translation adjustment                              (753,229)        (450,406)

Net increase in cash and cash equivalents                           3,345,886        5,607,035
Cash and cash equivalents at beginning of period                   15,487,515       25,396,939
                                                                   ----------       ----------

Cash and cash equivalents at end of period                      $  18,833,401    $  31,003,974
                                                                =============    =============

See accompanying notes to consolidated financial statements.

                    Datastream Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

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

2. Segment and Geographic Information

        The Company has identified one business segment for reporting purposes:
Asset Lifecycle Management. The Company manages the Asset Lifecycle Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company's operations in different geographical regions is as follows:

For the three months ended June 30, 2001 and 2002:

                             United                Latin
                             States     Europe    America     Asia       Total

      June 30, 2001:

      Total revenues     14,953,611  4,906,280  1,895,923  1,257,276 23,013,090
      Operating loss     (1,235,746)  (640,543)  (226,523)  (141,880)(2,244,692)
      Total assets       60,426,692 13,519,295  4,721,155  3,639,187 82,306,329

      June 30, 2002:

      Total revenues     14,811,816  5,018,539  1,629,243  1,353,942 22,813,540
      Operating income
        (loss)              621,277   (189,199)   227,919   (170,487)   489,510
      Total assets       52,284,050 13,983,713  3,804,065  5,439,112 75,510,940


For the six months ended June 30, 2001 and 2002:

                             United                Latin
                             States     Europe    America     Asia       Total

      June 30, 2001:

      Total revenues     31,276,009  9,963,642  3,697,706  2,608,620 47,545,977
      Operating loss     (3,704,936)  (123,349)   (43,028)   (12,780)(3,884,093)
      Total assets       60,426,692 13,519,295  4,721,155  3,639,187 82,306,329

      June 30, 2002:

      Total revenues     28,443,815  9,597,353   3,378,011  2,991,359 44,410,538
      Operating income
        (loss)              475,220   (533,088)    350,444     87,425    380,001
      Total assets       52,284,050 13,983,713   3,804,065  5,439,112 75,510,940


The United States revenues include international revenues of approximately $1,018,000 and $913,000 for the second quarters of 2001 and 2002, respectively and approximately $1,694,000 and $1,566,000 for the first six months of 2001 and 2002, respectively.

3.  Reconciliation of Basic and Diluted Income Per Share

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. At June 30, 2001, basic loss per share equaled diluted loss per share. The reconciliation of basic and diluted income per share as of June 30, 2002 is as follows:

                                                                    Per Share
                                      Income          Shares          Amount
                                      ------          ------        ---------
For the three months ended:

June 30, 2002:
  Basic income per share         $       372,290      20,165,733  $         .02
                                                                    ===========
 Effect of dilutive
  securities:
     Stock options                             -         462,847
                                   --------------   -------------
Diluted income per share         $       372,290      20,628,580  $         .02
                                   ==============  ==============   ===========

For the six months ended:

June 30, 2002:
  Basic income per share         $       342,995      20,155,510  $         .02
                                                                    ===========
Effect of dilutive
 securities:
     Stock options                             -         490,288
                                   --------------  --------------

  Diluted income per share       $       342,995      20,645,798  $         .02
                                   ==============  ==============   ===========

Antidilutive shares totaling 3,434,011 and 3,406,570 were excluded from the diluted net income (loss) calculation for the three and six months ended June 30, 2002, respectively.

4. Recent Accounting Pronouncements

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

        In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 essentially combines the requirements of SFAS 121 and APBO 30 into one single accounting standard. The effective date of SFAS 144 was January 1, 2002.

        As reported in the Company's third quarter 2001, significant events occurred which triggered the impairment of its goodwill under FAS 121. Therefore, no amortization has been recorded since that time and adoption of SFAS 142 did not impact the Company. Goodwill amortization for the three months and six months ended June 30, 2001 was $755,415 and $1,510,831, respectively. If SFAS 142 had been effective in those periods, operating loss would have been reduced by the amount of amortization.

5. Commitments and Contingencies

        The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. None of such current claims are expected, individually or in the aggregate, to have a material adverse affect on the Company.

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

Results of Operations

      Total Revenues. Total revenues of $22,813,540 in the second quarter of 2002 decreased 0.9% from $23,013,090 in the second quarter of 2001. Total revenues decreased 7% to $44,410,538 for the first six months of 2002 from $47,545,977 for the first six months of 2001, due principally to product, sales and marketing transitions, unfavorable market conditions, longer sales cycles and decreased service and support revenue resulting from decreased license revenues. International revenues were approximately $8,915,000 (39% of total revenues) in the second quarter of 2002 and approximately $9,077,000 (39% of total revenues) in the second quarter of 2001. International revenues were approximately $17,533,000 (39% of total revenues) for the first six months of 2002 and approximately $17,964,000 (38% of total revenues) for the first six months of 2001. See Note B to consolidated financial statements.

      Product revenues increased 6% to $6,838,414 (30% of total revenues) in the second quarter of 2002 from $6,474,906 (28% of total revenues) in the second quarter of 2001, as a result of increased sales of Datastream 7i, which has a higher license fee than the MP2 product family, partially offset by lower license sales in the MP2 product family. Product revenues decreased 9% to $12,630,813 (28% of total revenues) in the first six months of 2002 from $13,908,441 (29% of total revenues) in the first six months of 2001. The decrease was a result of longer sales cycles due to product transition and macroeconomic factors in the first half of 2002 relative to the first half of 2001.

      Service and support revenues decreased 3% to $15,975,126 (70% of total revenues) in the second quarter of 2002 from $16,538,184 (72% of total revenues) in the second quarter of 2001. The decrease is partially a result of decreased software license revenues in prior quarters resulting in a decrease in installation, training and services revenue, offset by an increase in support revenue. Service and support revenues decreased 6% to $31,779,725 (72% of total revenues) in the first six months of 2002 from $33,637,536 (71% of total revenues) in the first six months of 2001.

      Cost of Revenues. Cost of revenues decreased 12% to $8,076,424 (35% of revenues) in the second quarter of 2002, as compared to $9,198,461 (40% of total revenues) in the second quarter of 2001. The decrease in cost of revenues is due to cost savings in the services and support department as a result of improved utilization and improved organizational efficiency. Cost of revenues decreased 13% to $16,367,726 (37% of total revenues) in the first six months of 2002 from $18,865,247 (40% of total revenues) in the first six months of 2001.

      Sales and Marketing Expenses. Sales and marketing expenses decreased 6% to $8,926,243 (39% of total revenues) in the second quarter of 2002 from $9,468,298 (41% of total revenues) in the second quarter of 2001. The decrease is due to consolidation of sales activities and reduction of certain marketing activities. Sales and marketing expenses decreased 13% to $16,846,238 (38% of total revenues) in the first six months of 2001 from $19,384,143 (41% of total revenues) in the first six months of 2001.

      Product Development Expenses. Total product development expenditures decreased 22% to $2,624,870 (12% of total revenues) in the second quarter of 2002 from $3,376,297 (15% of total revenues) in the second quarter of 2001. The decrease in total product development expense resulted from cost savings realized upon consolidation of the MP2, MP5i and iProcure development teams and a reduction in outside contract labor costs. Total product development expenditures decreased 21% to $5,301,298 (12% of total revenues) in the first six months of 2002 from $6,749,002 (14% of total revenues) in the first six months of 2001.

      General and Administrative Expenses. General and administrative expenses increased 10% to $2,696,492 (12% of total revenues) in the second quarter of 2002 from $2,459,310 (11% of total revenues) in the second quarter of 2001, due primarily to increased administrative costs in Europe and increased professional fees in the United States. General and administrative expenses increased 12% to $5,515,275 (12% of total revenues) in the first six months of 2002 from $4,920,847 (10% of total revenues) in the first six months of 2001.

      Goodwill Amortization. The Company wrote off the remaining balance of goodwill in the third quarter of 2001, therefore, no amortization expense was incurred in 2002.

      Other income, net. Other income, net decreased to $83,401 in the second quarter of 2002 from $218,108 in the second quarter of 2001. The decrease was due to a decrease in return on investments during the second quarter of 2002 due primarily to a reduction in yields on cash equivalent investment instruments. Other income, net decreased to $144,887 in the first six months of 2002 from $311,549 in the first six months of 2001.

      Tax Rate. The Company's effective tax rate was 35% for the second quarter of 2002 as compared to 18% for the second quarter of 2001. The increase in the effective tax rate is due to the elimination of goodwill and related amortization, which significantly reduced the Company's permanent book/tax differences. The Company's effective tax rate was 35% for the first six months of 2002 as compared to 19% for the first six months of 2001.

      Net income (loss). Net income (loss) improved to $372,290 (2% of total revenues) in the second quarter of 2002 from $(1,661,816) ((7%) of total revenues) in the second quarter of 2001. The improvement is attributed to increased operational efficiency and a reduction in total operating costs. Net income (loss) improved to $342,995 (1% of total revenues) for the first six months of 2001 from $(2,904,985) ((6%) of total revenues) for the first six month of 2002.

Liquidity and Capital Resources

      The Company has funded its operating activities primarily from cash generated from operations. The Company ended its second quarter of 2002 with $31,003,974 in cash and cash equivalents.

        Subsequent to the end of the second quarter, on July 23, 2002 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. This plan expires on July 23, 2003. As of June 30, 2002, the Company has repurchased 899,000 shares (40,000 shares in 2002) under separate stock repurchase plans. The repurchased shares will be used for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the balance sheet and are reported at cost.

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

      As of June 30, 2002, the Company had no long-term debt commitments and no material commitments for capital expenditures. The Company believes that its current cash balances, cash flows from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Other Events

      Larry G. Blackwell, the Company's President and Chief Executive Officer and Chairman of its Board of Directors, has informed the Company that on May 17, 2002, he entered into an amended divorce decree with his ex-spouse, Ms. Sharron Blackwell, pursuant to which he placed in Ms. Blackwell's name title to a total of 1,242,488 shares (the "Shares") of the Company's common stock as part of completing the division of their marital property. The original 1992 divorce decree apportioned to Ms. Blackwell a percentage of the shares of the Company owned by Mr. Blackwell, but the shares remained titled in Mr. Blackwell's name, as contemplated by the terms of such original decree, with the arrangement that Ms. Blackwell would receive such percentage of the proceeds of any sale of shares by Mr. Blackwell. By placing title of the Shares in Ms. Blackwell's name, she will no longer need to wait for Mr. Blackwell to make a sale of shares to realize the benefit of her percentage interests, and she will no longer have any interest in any sales by Mr. Blackwell. Although the Shares are freely transferable by Ms. Blackwell, she has agreed to restrict the number of these shares that she may decide to sell to a maximum of 100,000 shares per calendar quarter for so long as Mr. Blackwell is the Chief Executive Officer of the Company.

Critical Accounting Polices

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies include revenue recognition, income taxes, impairment of goodwill and other long -term assets, functional currencies for the purpose of consolidation and allowance for doubtful accounts. For a detailed discussion on the application of these and other accounting policies, see the Company's Form 10-K filed for the year ended December 31, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company did not experience any material changes in market risk in the second quarter of 2002.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

               The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. None of such current claims are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 2.        Changes in Securities and Use of Proceeds

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Stockholders

               The 2002 Annual Meeting of Stockholders was held on June 14, 2002, at which time certain matters were submitted to the stockholders of Datastream for a vote. Present in person or by proxy at the meeting were holders of 19,158,246 shares of the issued and outstanding shares of Datastream's common stock, which represents 95% of the 20,143,139 shares of common stock issued and outstanding as of April 30, 2002, the record date for the Annual Meeting. Below is a brief description of each matter, as well as the number (and percentage) of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

            1.The stockholders  elected the following Class III directors to serve a three-year term expiring in 2005 by the following vote:

              Name                         For              Withhold Authority
              ----                         ---              ------------------
              Larry G. Blackwell      14,263,805 (74.4%)     4,894,441 (25.5%)
              John M. Sterling, Jr.   18,364,696 (95.8%)        793,550 (4.1%)

              Each of the following directors continued their term of office as a director after the Annual Meeting: Richard T. Brock, Ira D. Cohen and James R. Talton, Jr..

            2.The stockholders approved a proposal to increase the number of shares of common stock reserved for issuance under the Datastream Systems,Inc. 1998 Stock Option Plan by 500,000 shares by the following vote:

               For                        Against                  Abstain
               ---                        -------                  -------
               16,085,811 (84.0%)      3,049,480 (15.9%)         22,955 (0.1%)

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      10.1 Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 10, 2002) (incorporated herein by reference to Appendix B to the Registrant's Proxy Statement, dated and filed with the Securities and Exchange Commission on May 10, 2002).

                      99.1 Statement of Chief Executive Officer and Chief Financial Officer of Datastream Systems, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

               (b)    Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K on July 24, 2002 to report the Company's announcement of a stock repurchase plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Datastream Systems, Inc.

Date:   08/14/02                            /s/ C. Alex Estevez
                                            C. Alex Estevez
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit
Number             Exhibit Description

 10.1 Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 10, 2002)(incorporated herein by reference to Appendix B to the Registrant's Proxy Statement, dated and filed with the Securities and Exchange Commission on May 10, 2002).


 99.1 Statement of Chief Executive Officer and Chief Financial Officer of Datastream Systems, Inc. Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Subsection 906 of the Sarbanes-Oxley Act of 2002.

                                                                 EXHIBIT 99.1


                    Statement of Chief Executive Officer AND
                           CHIEF FINANCIAL OFFICER of
                             DATASTREAM SYSTEMS, INC.
                        Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Subsection 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Datastream Systems, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Larry G. Blackwell, President and Chief Executive Officer of the Company, and C. Alex Estevez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Larry G. Blackwell                         /s/ C. Alex Estevez
----------------------                         -------------------
Larry G. Blackwell                             C. Alex Estevez
President and Chief Executive Officer          Chief Financial Officer
Datastream Systems, Inc.                       Datastream Systems, Inc.
August 14, 2002                                August 14, 2002