Form 10-Q
period 2002-09-30
DATASTREAM SYSTEMS INC
filed 2002-11-14
CIK 938481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10Q

                                   (Mark One)
           __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: November 13, 2002: 20,083,844 shares, $0.01 par value.

                            Datastream Systems, Inc.

                                    FORM 10-Q

                        Quarter ended September 30, 2002

                                      Index

                                                                        Page No.

Part I.    Consolidated Financial Information

           "Safe Harbor" Statement under the Private Securities
               Litigation Reform Act of 1995                                 3

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets -
               December 31, 2001 and September 30, 2002
                Assets                                                       4
                Liabilities and Stockholders' Equity                         5

           Consolidated Statements of Operations -
                Three months ended September 30, 2001 and 2002               6
                Nine months ended September 30, 2001 and 2002                7

           Consolidated Statement of Changes in Stockholders' Equity
                and Comprehensive Loss  -
                Nine months ended September 30, 2002                         8

           Consolidated Statements of Cash Flows  -
                Nine months ended September 30, 2001 and 2002                9

           Notes to Consolidated Financial Statements                       10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    12

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                      14

Item 4.    Controls and Procedures                                          14

Part II.   Other Information                                                15

Item 1.    Legal Proceedings                                                15

Item 2.    Changes in Securities and Use of Proceeds                        15

Item 3.    Defaults Upon Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Stockholders                  15

Item 5.    Other Information                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15

Signature                                                                   16

Certifications                                                              17

                 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                 SECURITIES LITIGATION REFORM ACT OF 1995

    From time to time, we make oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the "SEC") in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the 'Securities Act') and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). We desire to take advantage of the 'safe harbor' provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the 'Report'), as well as those made in other filings with the SEC.

    Forward looking statements can be identified by our use of forward looking terminology such as 'may', 'will', 'expect', 'anticipate', 'estimate', 'believe', 'continue' or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the increasing competitiveness of the market for our solutions; our ability to keep pace with rapid technological changes and demands in our markets in order to remain competitive; increasing sales cycles and other factors that may result in volatility of our quarterly results; our ability to successfully implement an application service provider business model; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providers; our ability to develop products timely to be an innovator in the industry; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with security that may deter the use of the Internet for conducting electronic commerce; risks associated with managing international operations including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended December 31, 2001, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

      We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  Consolidated Financial Statements

                  Datastream Systems, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                   Assets
                                 (unaudited)


                                                     December 31,  September 30,
                                                        2001            2002
                                                        ----            ----

Current assets:
   Cash and cash equivalents .......................   $25,396,939  $32,420,017
Accounts receivable,
net of allowance for doubtful accounts
      of $1,868,072 and $1,797,663, respectively ...    17,483,350   17,242,072
   Unbilled revenue, net of allowance of
      $320,000 and $100,000 respectively ...........     2,675,670    2,060,128
   Prepaid expenses ................................     1,270,568    1,116,548
   Inventories .....................................        17,765        4,811
   Income tax receivable ...........................     1,098,919      308,905
   Deferred income taxes ...........................       981,488      981,488
   Other assets                                        -----------  -----------
                                                         1,728,295    1,495,163
                                                       -----------  -----------
        Total current assets .......................    50,652,994   55,629,132

Investments ........................................     2,000,000    2,000,000
Property and equipment, net ........................    12,031,550   10,394,989
Deferred income taxes ..............................     6,664,009    5,912,137
Other long term assets .............................        68,750       93,241
                                                       -----------  -----------


        Total assets ...............................   $71,417,303  $74,029,499
                                                       ===========   ==========



See accompanying notes to consolidated financial statements.

                  Datastream Systems, Inc. and Subsidiaries

                    Liabilities and Stockholders' Equity
                                 (unaudited)


                                                    December 31,   September 30,
                                                       2001            2002
                                                       ----            ----


Current liabilities:
   Accounts payable ............................... $  2,432,947   $  2,449,073
   Other accrued liabilities ..........................8,019,997      8,341,070
   Current portion of long-term debt ..................... 9,995             --
   Unearned revenue ..................................12,330,840     14,779,242
                                                    ------------   ------------
        Total liabilities ........................    22,793,779     25,569,385

Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000 shares
     authorized; none issued                                  --             --
   Common stock, $.01 par value, 40,000,000 shares
     authorized;
      21,000,668 shares issued at December 31, 2001,
      21,082,444 shares issued at September 30, 2002     210,006        210,825
   Additional paid-in capital ........................86,501,216     87,130,287
   Accumulated deficit ..............................(30,602,457)   (29,918,729)
   Accumulated other comprehensive loss ..............(1,303,570)    (2,167,708)
   Treasury stock, at cost;
      859,000 shares at December 31, 2001,
      953,500 shares at September 30, 2002 ...........(6,181,671)    (6,794,561)
                                                      -----------    ----------
        Total stockholders' equity ...................48,623,524     48,460,114
                                                      -----------    ----------

        Total liabilities and stockholders' equity  $ 71,417,303    $74,029,499
                                                    ============    ===========



See accompanying notes to consolidated financial statements.

                 Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Operations
                               (unaudited)
              Three months ended September 30, 2001 and 2002


                                              September 30,  September 30,
                                                 2001            2002
                                                 ----            ----

Revenues:
   Product                                      $ 5,038,672   $ 6,040,013
   Service and support                           15,138,354    15,935,403
                                                -----------    ----------
      Total revenues                             20,177,026    21,975,416

Cost of revenues:
   Cost of product revenues                         356,420       234,916
   Cost of service and support revenues           7,911,842     8,128,439
                                                 ----------     ---------
      Total cost of revenues                      8,268,262     8,363,355
                                                  ---------     ---------

      Gross profit                               11,908,764    13,612,061

Operating expenses:
   Sales and marketing                            8,093,162     8,347,083
   Product development                            3,065,161     2,647,870
   General and administrative                     2,632,367     2,216,055
   Goodwill amortization                            755,416           -
   Impairment of goodwill and other
      long-lived assets                           9,955,330           -
                                                  ---------    ----------

      Total operating expenses                   24,501,436    13,211,008
                                                 ----------    ----------

      Operating income (loss)                   (12,592,672)      401,053

Other income, net                                   322,671       123,156
                                                  -------       -------

      Income (loss) before income taxes         (12,270,001)      524,209

Income tax expense (benefit)                       (408,914)      183,476
                                                   ---------      -------

Net income (loss)                             $ (11,861,087)   $  340,733
                                              ==============   ===========

   Basic net income (loss) per share         $        (.58)   $      .02
                                              =============    ==========
   Diluted net income (loss) per share       $        (.58)   $      .02
                                              =============    ==========

   Basic weighted average number of common
      shares outstanding                        20,465,969    20,155,027
                                                ==========    ==========
   Diluted weighted average number of common
      and potential common shares outstanding   20,465,969    20,517,169
                                                ==========    ==========

See accompanying notes to consolidated financial statements.

                        Datastream Systems, Inc. and Subsidiaries

                         Consolidated Statements of Operations
                                      (unaudited)
                     Nine months ended September 30, 2001 and 2002

                                             September 30,  September 30,
                                                2001            2002
                                                ----            ----

Revenues:
   Product                                $  18,947,113      $ 18,670,826
   Service and support                       48,775,891        47,715,128
                                            -----------        ----------
      Total revenues                         67,723,004        66,385,954

Cost of revenues:
   Cost of product revenues                   1,158,615           860,455
   Cost of service and support revenues      25,974,895        23,870,626
                                            -----------        ----------
      Total cost of revenues                 27,133,510        24,731,081
                                             ----------        ----------

      Gross profit                           40,589,494        41,654,873

Operating expenses:
   Sales and marketing                       27,477,305        25,193,322
   Product development                        9,814,163         7,949,168
   General and administrative                 7,553,214         7,731,330
   Goodwill amortization                      2,266,247              -
   Impairment of goodwill and other
      long-lived assets                       9,955,330              -
                                              -----------      -----------

      Total operating expenses               57,066,259        40,873,820
                                             ----------        ----------

      Operating income (loss)               (16,476,765)          781,053

Other income, net                               634,220           268,043
                                                -------            -------

      Income (loss) before income taxes     (15,842,545)        1,049,096

Income tax expense (benefit)                 (1,076,473)          365,368
                                             -----------          -------

Net income (loss)                         $ (14,766,072)      $   683,728
                                          ==============      ============

   Basic net income (loss) per share      $        (.72)      $       .03
                                          --------------      ------------
   Diluted net income (loss) per share    $        (.72)      $       .03
                                          ---------------     ------------

   Basic weighted average number of common
      shares outstanding                     20,491,407        20,152,443
                                             ==========        ==========
   Diluted weighted average number of common
      and potential common shares outstanding20,491,407        20,607,078
                                             ==========        ==========



See accompanying notes to consolidated financial statements.


                    Datastream Systems, Inc. and Subsidiaries

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                   (unaudited)

                      Nine months ended September 30, 2002


                                                                                   Accumulated
                                                  Additional     Accumulated          Other                               Total
                                     Common        Paid-In        (Deficit)       Comprehensive        Treasury        Stockholders'
                                     Stock         Capital        Earnings            Loss              Stock            Equity


Balance at December 31, 2001....    $210,006     $86,501,216     $(30,602,457)    $(1,303,570)      $ (6,181,671)      $ 48,623,524

Comprehensive loss
   Net income ..................          --             --           683,728              --                 --            683,728
   Foreign currency translation
       adjustment                         --             --                --        (864,138)                --           (864,138)
                                                                                                                          ---------
 Total comprehensive loss ......                                                                                           (180,410)

Exercise of stock options ......         476         254,824               --               --                --            255,300

Stock issued for employee
   stock purchase plan .........         343         176,556               --               --                --            176,899

Amortization of compensatory
   stock options ..............           --          83,906               --               --                --             83,906

Acquisition of 94,500 shares ...          --             --                --               --          (612,890)          (612,890)

Warrants issued ................          --         113,785               --               --                --            113,785
                                      ------        --------       -----------     -----------        ----------        -----------
Balance at September 30, 2002...    $210,825     $87,130,287      $(29,918,729)     $(2,167,708)      $(6,794,561)       $48,460,114
                                    ========     ===========       ===========      ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                 Datastream Systems, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                                   (unaudited)

              Nine months ended September 30, 2001 and 2002

                                               September 30,       September 30,
                                                   2001                2002

Cash flows from operating activities:
   Net (loss) income                        $  (14,766,072)         $    83,728
   Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Depreciation                               3,619,876            3,062,209
      Goodwill amortization                      2,266,247                    -
      Other amortization                           206,250               89,294
      Provision for doubtful accounts             (697,661)            (290,409)
      Stock based compensation                      60,378               83,906
      Issuance of shares in legal settlement     1,250,000                    -
      Impairment of goodwill and other
        long-lived assets                        9,955,330                    -
      Changes in operating assets
      and liabilities:
       Accounts receivable                       7,318,703              311,687
       Unbilled receivable                        (619,617)             835,542
       Income taxes receivable                   8,908,633              790,014
       Prepaid expenses                            (48,617)             154,020
       Inventories                                 109,665               12,954
       Deferred income taxes                    (1,852,000)             751,872
       Other assets                               (321,475)             233,132
       Accounts payable                           (750,655)              16,126
       Other accrued liabilities                (2,787,833)             321,073
       Unearned revenue                          1,138,668            2,448,402
                                                 ---------            ---------
       Net cash provided by operating
         activities                             12,989,820            9,503,550
                                                ----------            ---------

Cash flows from investing activities:
   Additions to property and equipment          (2,283,623)          (1,425,648)
                                                -----------         -----------
   Net cash used in investing activities        (2,283,623)          (1,425,648)
                                                -----------         -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options         591,844              255,300
   Proceeds from issuances of shares under
       employee stock purchase plan                366,338              176,899
   Cash paid to acquire treasury stock          (1,620,288)            (612,890)
   Principal payments on long-term debt            (16,479)              (9,995)
                                                  ---------             -------
       Net cash provided by financing activities  (678,585)            (190,686)
                                                  ---------           ---------

Foreign currency translation adjustment           (489,595)            (864,138)

Net increase in cash and cash equivalents        9,538,017            7,023,078
Cash and cash equivalents at beginning
     of period                                  15,487,515           25,396,939
                                                ----------           ----------

Cash and cash equivalents at end of period   $  25,025,532         $ 32,420,017
                                             =============         ============


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

2. Segment and Geographic Information

   The Company has identified one business segment for reporting purposes. The Company manages the segment business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company's operations in different geographical regions is as follows:

For the three months ended September 30, 2001 and 2002 (US dollars):

                        United                 Latin
                        States      Europe    America      Asia        Total

    September 30, 2001:

    Total revenues    13,086,464  4,120,203  1,788,242  1,182,117    20,177,026
    Impairment charge (9,955,330)     -          -          -        (9,955,330)
    Operating loss   (11,551,206)  (450,513)  (320,144)  (270,809)  (12,592,672)
    Total assets      48,728,875 11,004,111  4,766,185  3,759,969    68,259,140

    September 30, 2002:

    Total revenues    13,699,689  5,338,152  1,429,494   1,508,081   21,975,416
    Operating income
      (loss)             (89,558)   515,726    (10,087)    (15,028)     401,053
    Total assets      51,526,223 13,889,109  3,202,211   5,411,956   74,029,499


For the nine months ended September 30, 2001 and 2002 (US dollars):

                         United                Latin
                         States     Europe    America       Asia       Total

    September 30, 2001:

    Total revenues    44,362,474 14,083,845  5,485,948   3,790,737   67,723,004
    Impairment charge (9,955,330)     -          -            -      (9,955,330)
    Operating loss   (15,256,142)  (573,863)  (363,172)   (283,588) (16,476,765)
    Total assets      48,728,875 11,004,111  4,766,185   3,759,969   68,259,140


    September 30, 2002:

    Total revenues    42,143,504  14,935,505  4,807,505  4,499,440    6,385,954
    Operating income
      (loss)             385,662     (17,362)   340,357     72,396      781,053
    Total assets      51,526,223  13,889,109  3,202,211  5,411,956   74,029,499


The United States revenues include international revenues of approximately $404,000 and $617,000 for the third quarters of 2001 and 2002, respectively and approximately $2,098,000 and $1,905,000 for the first nine months of 2001 and 2002, respectively.

3.    Reconciliation of Basic and Diluted Net Income Per Share

  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. At September 30, 2001, basic loss per share equaled diluted loss per share. The reconciliation of basic and diluted income per share as of September 30, 2002 is as follows:

                                                           Per
                                                          Share
                                    Income     Shares     Amount
                                    ------     ------     ------
For the three months ended:

September 30, 2002:
  Basic net income
   per share                       $340,733  20,155,027    $ .02
                                   ========  ==========    =====


  Effect of dilutive
   securities:
     Stock options                     --       362,142
                                   --------     -------
  Diluted net income
     per share                     $340,733  20,517,169    $ .02
                                   ========  ==========    =====

For the nine months ended:

September 30, 2002:
  Basic net income
    per share                     $ 683,728  20,152,443    $ .03
                                  =========  ==========    =====

  Effect of dilutive
    securities:
     Stock options                     --       454,635
                                   --------  ----------
  Diluted net income              $ 683,728  20,607,078    $ .03
    per share                     =========  ==========    =====


Antidilutive shares totaling 3,318,203 and 3,058,762 were excluded from the diluted net income calculation for the three and nine months ended September 30, 2002, respectively.

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

      As reported in the Company's third quarter 2001, significant events occurred which triggered the impairment of its goodwill under FAS 121. Therefore, no amortization has been recorded since that time and adoption of SFAS 142 did not impact the Company. Goodwill amortization for the three months and nine months ended September 30, 2001 was $755,416 and $2,266,247, respectively. If SFAS 142 had been effective in those periods, operating loss would have been reduced by the amount of amortization.

      In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 essentially combines the requirements of SFAS 121 and Accounting Principles Board Opinion (APBO) No. 30 into one single accounting standard. The effective date of SFAS 144 was January 1, 2002.

      The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Results of Operations

    Total Revenues. Total revenues of $21,975,416 in the third quarter of 2002 increased 9% from $20,177,026 in the third quarter of 2001. Total revenues decreased 2% to $66,385,954 for the first nine months of 2002 from $67,723,004 for the first nine months of 2001, due principally to unfavorable market conditions and longer sales cycles incurred with the transition to Datastream 7i. International revenues were approximately $8,892,000 (40% of total revenues) in the third quarter of 2002 and approximately $7,495,000 (37% of total revenues) in the third quarter of 2001. International revenues were approximately $26,147,000 (39% of total revenues) for the first nine months of 2002 and approximately $25,460,000 (38% of total revenues) for the first nine months of 2001. See Note 2 to consolidated financial statements.

    Product revenues increased 20% to $6,040,013 (27% of total revenues) in the third quarter of 2002 from $5,038,672 (25% of total revenues) in the third quarter of 2001, as a result of increased sales of Datastream 7i, which has a higher license fee than the MP2 product family, partially offset by lower license sales in the MP2 product family. Product revenues decreased 1% to $18,670,827 (28% of total revenues) in the first nine months of 2002 from $18,947,113 (28% of total revenues) in the first nine months of 2001. The decrease was a result of unfavorable market conditions and longer sales cycles incurred with the transition to Datastream 7i.

    Service and support revenues increased 5% to $15,935,403 (73% of total revenues) in the third quarter of 2002 from $15,138,354 (75% of total revenues) in the third quarter of 2001. The increase is due to the impact of support renewal contracts entered into during the third quarter of 2002 and is offset by decreased software license revenues in prior quarters resulting in a decrease in installation, training and services revenue. Service and support revenues decreased 2% to $47,715,130 (72% of total revenues) in the first nine months of 2002 from $48,775,891 (72% of total revenues) in the first nine months of 2001.

    Cost of Revenues. Cost of revenues increased 1% to $8,363,355 (38% of revenues) in the third quarter of 2002, as compared to $8,268,262 (41% of total revenues) in the third quarter of 2001. The increase in cost of revenues is due to an increase in third party contract service expenses. Cost of revenues decreased 13% to $24,731,081 (36% of total revenues) in the first nine months of 2002 from $27,133,510 (40% of total revenues) in the first nine months of 2001 due to cost savings in the support department as a result of improved utilization and improved organizational efficiency in the first half of 2002.

    Sales and Marketing Expenses. Sales and marketing expenses increased 3% to $8,347,083 (38% of total revenues) in the third quarter of 2002 from $8,093,162 (40% of total revenues) in the third quarter of 2001. The increase is due an increase in sales commissions. Sales and marketing expenses decreased 8% to $25,193,322 (38% of total revenues) in the first nine months of 2002 from $27,477,305 (41% of total revenues) in the first nine months of 2001 as a result of the consolidation of sales activities and reduction of certain marketing activities in the first half of 2002.

    Product Development Expenses. Total product development expenditures decreased 14% to $2,647,870 (12% of total revenues) in the third quarter of 2002 from $3,065,161 (15% of total revenues) in the third quarter of 2001. Total product development expenditures decreased 19% to $7,949,168 (12% of total revenues) in the first nine months of 2002 from $9,814,163 (14% of total revenues) in the first nine months of 2001. The decrease in total product development expense resulted from cost savings realized upon consolidation of the MP2, MP5i and iProcure development teams and a reduction in outside contract labor costs.

    General and Administrative Expenses. General and administrative expenses decreased 16% to $2,216,055 (10% of total revenues) in the third quarter of 2002 from $2,632,367 (13% of total revenues) in the third quarter of 2001, due to reduced professional service fees, a reduction in bad debt expense and a benefit from foreign currency transactions. General and administrative expenses increased 2% to $7,731,330 (12% of total revenues) in the first nine months of 2002 from $7,553,214 (11% of total revenues) in the first nine months of 2001.

    Goodwill  Amortization.   The  Company  wrote  off  the  remaining
balance of goodwill in the third quarter of 2001, therefore, no amortization expense was incurred in 2002.

    Impairment of goodwill and other long-lived assets. During the third quarter of 2001, the company wrote off $9,785,330 of impaired goodwill and $170,000 for an impaired building.

    Other income, net. Other income, net decreased to $123,156 in the third quarter of 2002 from $322,671 in the third quarter of 2001. The decrease was due to a decrease in return on investments during the third quarter of 2002 due primarily to a reduction in yields on cash equivalent investment instruments. Other income, net decreased to $268,043 in the first nine months of 2002 from $634,220 in the first nine months of 2001.

    Tax Rate. The Company's effective tax rate was 35% for the third quarter of 2002 as compared to 3% for the third quarter of 2001. The Company's effective tax rate was 35% for the first nine months of 2002 as compared to 7% for the first nine months of 2001. The increase in the effective tax rate is due to the elimination of goodwill and related amortization, which significantly reduced the Company's permanent book/tax differences.

    Net income (loss). Net income (loss) improved to $340,733 (2% of total revenues) in the third quarter of 2002 from $(11,861,087) ((59%) of total revenues) in the third quarter of 2001. Net income (loss) improved to $683,728 (1% of total revenues) for the first nine months of 2002 from $(14,766,072) ((22%) of total revenues) for the first nine month of 2002. The improvement is attributed to the absence of goodwill amortization and related impairment charges which occurred during the third quarter of 2001.

Liquidity and Capital Resources

    The Company has funded its operating activities primarily from cash generated from operations. The Company ended its third quarter of 2002 with $32,420,017 in cash and cash equivalents.

      On July 23, 2002 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream's outstanding common stock. This plan expires on July 23, 2003. As of September 30, 2002, the Company has repurchased 953,500 shares (94,500 shares in 2002) under separate stock repurchase plans. The repurchased shares may be used, when needed, for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the balance sheet and are reported at cost.

    In connection with entering into a software development and licensing agreement with GE Fanuc North America, Inc. ("GE Fanuc"), on February 13, 2002, Datastream issued a warrant to GE Fanuc to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company's common stock on the date of issuance of the warrant. The warrant agreement allows for net issuance at the option of GE Fanuc and provides "piggy back" registration rights for the underlying common stock.

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

    As of September 30, 2002, the Company had no long-term debt commitments and no material commitments for capital expenditures. The Company believes that its current cash balances, cash flows from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Critical Accounting Polices

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies include revenue recognition, income taxes, impairment of goodwill and other long lived assets, functional currencies for the purpose of consolidation and allowance for doubtful accounts. For a detailed discussion on the application of these and other accounting policies, see the Company's Form 10-K filed for the year ended December 31, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company did not experience any material changes in market risk in the third quarter of 2002.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing of this Report , (the "Evaluation Date"),
        our  Chief  Executive   Officer  and  Chief  Financial  Officer
        evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by us in the reports that we  file  or  submit  under  the  Exchange  Act,  is  recorded,
        processed,   summarized   and  reported  in  the  time  periods
        specified in the SEC's rules and forms.

(b) Changes in Internal Controls. Since the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

           None

Item 5.         Other Information

           None

Item 6.         Exhibits and Reports on Form 8-K

           (a)  Exhibits

                None

           (b)  Reports on From 8-K

                Datastream filed a Current Report on Form 8-K on July 24, 2002 to report the Company's announcement of a stock repurchase plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Datastream Systems, Inc.

Date: November 14, 2002        /s/ C. Alex Estevez
                               -------------------
                               C. Alex Estevez
                               Chief Financial Officer (principal
                               financial and accounting officer)

                                 CERTIFICATIONS

I, Larry G. Blackwell, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Datastream
      Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
           Date"); and

        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                               /s/ Larry G. Blackwell
                               Larry G. Blackwell
                               President and Chief Executive Officer
                               Datastream Systems, Inc.

                                 CERTIFICATIONS

I, C. Alex Estevez, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Datastream
      Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
           Date"); and

        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses._


Date:  November 14, 2002

                               /s/ C. Alex Estevez
                               C. Alex Estevez
                               Chief Financial Officer
                               Datastream Systems, Inc.