Form 10-Q/A
period 2002-09-30
DATASTREAM SYSTEMS INC
filed 2002-11-18
CIK 938481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10Q/A

(Mark One)
        ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

        ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

COMMISSION FILE NUMBER: 000-25590

DATASTREAM SYSTEMS, INC.

Incorporated pursuant to the laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 57-0813674

50 DATASTREAM PLAZA, GREENVILLE, SC 29605

(864) 422-5001

NOT APPLICABLE
(Former Name, Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒         No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: November 13, 2002: 20,083,844 shares, $0.01 par value.

EXPLANATORY NOTE

This Form 10-Q/A represents a resubmission of the Company’s Report on Form 10-Q filed on November 14, 2002 (the “Report”). The Report, as received by the Securities and Exchange Commission (the “SEC”) on November 14, 2002, contained errors due to faulty EDGAR software. This Form 10-Q/A represents the Company’s resubmission of its Report in the form intended to be filed with the SEC on November 14, 2002.

Datastream Systems, Inc.

FORM 10-Q/A

Quarter ended September 30, 2002

PART I.     CONSOLIDATED FINANCIAL INFORMATION

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the “Report”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: the increasing competitiveness of the market for our solutions; our ability to keep pace with rapid technological changes and demands in our markets in order to remain competitive; increasing sales cycles and other factors that may result in volatility of our quarterly results; our ability to successfully implement an application service provider business model; the stability of certain of our strategic relationships, including those with iProcure network suppliers and technology providers; our ability to develop products timely to be an innovator in the industry; increasing competition in markets for our products; our ability to protect our proprietary technology; risks associated with security that may deter the use of the Internet for conducting electronic commerce; risks associated with managing international operations including, but not limited to, exposure to foreign exchange fluctuations and our ability to successfully compete in foreign markets; retaining our key personnel; and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2001, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.     Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets
(unaudited)

	December 31, 2001	September 30, 2002
Current assets:
Cash and cash equivalents	$25,396,939	$32,420,017
Accounts receivable, net of allowance for doubtful accounts of $1,868,072 and $1,797,663, respectively	17,483,350	17,242,072
Unbilled revenue, net of allowance of $320,000 and $100,000 respectively	2,675,670	2,060,128
Prepaid expenses	1,270,568	1,116,548
Inventories	17,765	4,811
Income tax receivable	1,098,919	308,905
Deferred income taxes	981,488	981,488
Other assets	1,728,295	1,495,163

Total current assets	50,652,994	55,629,132
Investments	2,000,000	2,000,000
Property and equipment, net	12,031,550	10,394,989
Deferred income taxes	6,664,009	5,912,137
Other long term assets	68,750	93,241

Total assets	$71,417,303	$74,029,499

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

Liabilities and Stockholders’ Equity
(unaudited)

	December 31, 2001	September 30, 2002
Current liabilities:
Accounts payable	$2,432,947	$2,449,073
Other accrued liabilities	8,019,997	8,341,070
Current portion of long-term debt	9,995	—
Unearned revenue	12,330,840	14,779,242

Total liabilities	22,793,779	25,569,385
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized;	—	—
none issued
Common stock, $.01 par value, 40,000,000 shares authorized; 21,000,668 shares issued at December 31, 2001, 21,082,444 shares issued at September 30, 2002	210,006	210,825
Additional paid-in capital	86,501,216	87,130,287
Accumulated deficit	(30,602,457)	(29,918,729)
Accumulated other comprehensive loss	(1,303,570)	(2,167,708)
Treasury stock, at cost;
859,000 shares at December 31, 2001,
953,500 shares at September 30, 2002	(6,181,671)	(6,794,561)

Total stockholders’ equity	48,623,524	48,460,114

Total liabilities and stockholders’ equity	$71,417,303	$74,029,499

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)
Three months ended September 30, 2001 and 2002

	September 30, 2001	September 30, 2002
Revenues:
Product	$5,038,672	$6,040,013
Service and support	15,138,354	15,935,403

Total revenues	20,177,026	21,975,416
Cost of revenues:
Cost of product revenues	356,420	234,916
Cost of service and support revenues	7,911,842	8,128,439

Total cost of revenues	8,268,262	8,363,355

Gross profit	11,908,764	13,612,061
Operating expenses:
Sales and marketing	8,093,162	8,347,083
Product development	3,065,161	2,647,870
General and administrative	2,632,367	2,216,055
Goodwill amortization	755,416	—
Impairment of goodwill and other long-lived assets	9,955,330	—

Total operating expenses	24,501,436	13,211,008

Operating income (loss)	(12,592,672)	401,053
Other income, net	322,671	123,156

Income (loss) before income taxes	(12,270,001)	524,209
Income tax expense (benefit)	(408,914)	183,476

Net income (loss)	$(11,861,087)	$340,733

Basic net income (loss) per share	$(.58)	$.02

Diluted net income (loss) per share	$(.58)	$.02

Basic weighted average number of common shares outstanding	20,465,969	20,155,027

Diluted weighted average number of common and potential common shares outstanding	20,465,969	20,517,169

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)
Nine months ended September 30, 2002

	September 30, 2001	September 30, 2002
Revenues:
Product	$18,947,113	$18,670,826
Service and support	48,775,891	47,715,128

Total revenues	67,723,004	66,385,954
Cost of revenues:
Cost of product revenues	1,158,615	860,455
Cost of service and support revenues	25,974,895	23,870,626

Total cost of revenues	27,133,510	24,731,081

Gross profit	40,589,494	41,654,873
Operating expenses:
Sales and marketing	27,477,305	25,193,322
Product development	9,814,163	7,949,168
General and administrative	7,553,214	7,731,330
Goodwill amortization	2,266,247	—
Impairment of goodwill and other long-lived assets	9,955,330	—

Total operating expenses	57,066,259	40,873,820

Operating income (loss)	(16,476,765)	781,053
Other income, net	634,220	268,043

Income (loss) before income taxes	(15,842,545)	1,049,096
Income tax expense (benefit)	(1,076,473)	365,368

Net income (loss)	$(14,766,072)	$683,728

Basic net income (loss) per share	$(.72)	$.03

Diluted net income (loss) per share	$(.72)	$.03

Basic weighted average number of common shares outstanding	20,491,407	20,152,443

Diluted weighted average number of common and potential common shares outstanding	20,491,407	20,607,078

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
(unaudited)
Nine months ended September 30, 2002

	Common Stock	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2001	$210,006	$86,501,216	$(30,602,457)	$(1,303,570)	$(6,181,671)	$48,623,524
Comprehensive loss
Net income	—	—	683,728	—	—	683,728
Foreign currency translation adjustment	—	—	—	(864,138)		(864,138)

Total comprehensive loss						(180,410)

Exercise of stock options	476	254,824	—	—	—	255,300
Stock issued for employee stock purchase plan	343	176,556	—	—	—	176,899
Amortization of compensatory stock options	—	83,906	—	—	—	83,906
Acquisition of 94,500 shares	—	–	—	—	(612,890)	(612,890)
Warrants issued	—	113,785	—	—	—	113,785

Balance at September 30, 2002	$210,825	$87,130,287	$(29,918,729)	$(2,167,708)	$(6,794,561)	$48,460,114

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
Nine months ended September 30, 2001 and 2002

	September 30, 2001	September 30, 2002
Cash flows from operating activities:
Net (loss) income	$(14,766,072)	$683,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,619,876	3,062,209
Goodwill amortization	2,266,247	—
Other amortization	206,250	89,294
Provision for doubtful accounts	(697,661)	(290,409)
Stock based compensation	60,378	83,906
Issuance of shares in legal settlement	1,250,000	—
Impairment of goodwill and other long-lived assets	9,955,330	—
Changes in operating assets and liabilities:
Accounts receivable	7,318,703	311,687
Unbilled receivable	(619,617)	835,542
Income taxes receivable	8,908,633	790,014
Prepaid expenses	(48,617)	154,020
Inventories	109,665	12,954
Deferred income taxes	(1,852,000)	751,872
Other assets	(321,475)	233,132
Accounts payable	(750,655)	16,126
Other accrued liabilities	(2,787,833)	321,073
Unearned revenue	1,138,668	2,448,402

Net cash provided by operating activities	12,989,820	9,503,550

Cash flows from investing activities:
Additions to property and equipment	(2,283,623)	(1,425,648)

Net cash used in investing activities	(2,283,623)	(1,425,648)

Cash flows from financing activities:
Proceeds from exercise of stock options	591,844	255,300
Proceeds from issuances of shares under employee stock purchase plan	366,338	176,899
Cash paid to acquire treasury stock	(1,620,288)	(612,890)
Principal payments on long-term debt	(16,479)	(9,995)

Net cash provided by financing activities	(678,585)	(190,686)

Foreign currency translation adjustment	(489,595)	(864,138)
Net increase in cash and cash equivalents	9,538,017	7,023,078
Cash and cash equivalents at beginning of period	15,487,515	25,396,939

Cash and cash equivalents at end of period	$25,025,532	$32,420,017

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of Presentation

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2001 filed with the SEC on March 29, 2002. Other than as indicated herein, there have been no significant changes from the financial data published in those reports.

Results for interim periods are not necessarily indicative of results expected for the full year.

2.    Segment and Geographic Information

The Company has identified one business segment for reporting purposes. The Company manages the segment business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

For the three months ended September 30, 2001 and 2002 (US dollars):

	United States	Europe	Latin America	Asia	Total
September 30, 2001:
Total revenues	13,086,464	4,120,203	1,788,242	1,182,117	20,177,026
Impairment charge	(9,955,330)	—	—	—	(9,955,330)
Operating loss	(11,551,206)	(450,513)	(320,144)	(270,809)	(12,592,672)
Total assets	48,728,875	11,004,111	4,766,185	3,759,969	68,259,140

September 30, 2002:
Total revenues	13,699,689	5,338,152	1,429,494	1,508,081	21,975,416
Operating income (loss)	(89,558)	515,726	(10,087)	(15,028)	401,053
Total assets	51,526,223	13,889,109	3,202,211	5,411,956	74,029,499

For the nine months ended September 30, 2001 and 2002 (US dollars):

	United States	Europe	Latin America	Asia	Total
September 30, 2001:
Total revenues	44,362,474	14,083,845	5,485,948	3,790,737	67,723,004
Impairment charge	(9,955,330)	—	—	—	(9,955,330)
Operating loss	(15,256,142)	(573,863)	(363,172)	(283,588)	(16,476,765)
Total assets	48,728,875	11,004,111	4,766,185	3,759,969	68,259,140

September 30, 2002:
Total revenues	42,143,504	14,935,505	4,807,505	4,499,440	66,385,954
Operating income (loss)	385,662	(17,362)	340,357	72,396	781,053
Total assets	51,526,223	13,889,109	3,202,211	5,411,956	74,029,499

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

	Income	Shares	Per Share Amount
For the three months ended:
September 30, 2002:
Basic net income per share	$340,733	20,155,027	$.02

Effect of dilutive securities:
Stock options	—	362,142

Diluted net income per share	$340,733	20,517,169	$.02

For the nine months ended:
September 30, 2002:
Basic net income per share	$683,728	20,152,443	$.03

Effect of dilutive securities:
Stock options	—	454,635

Diluted net income per share	$683,728	20,607,078	$.03

Antidilutive shares totaling 3,318,203 and 3,058,762 were excluded from the diluted net income calculation for the three and nine months ended September 30, 2002, respectively.

4.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The effective date of SFAS 142 was January 1, 2002.

As reported in the Company’s third quarter 2001, significant events occurred which triggered the impairment of its goodwill under FAS 121. Therefore, no amortization has been recorded since that time and adoption of SFAS 142 did not impact the Company. Goodwill amortization for the three months and nine months ended September 30, 2001 was $755,416 and $2,266,247, respectively. If SFAS 142 had been effective in those periods, operating loss would have been reduced by the amount of amortization.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 essentially combines the requirements of SFAS 121 and Accounting Principles Board Opinion (APBO) No. 30 into one single accounting standard. The effective date of SFAS 144 was January 1, 2002.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements with respect to the Company’s operations, industry, financial condition and liquidity. These statements reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995”. Readers of this Report are encouraged to read such statement carefully.

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

Tax Rate.    The Company’s effective tax rate was 35% for the third quarter of 2002 as compared to 3% for the third quarter of 2001. The Company’s effective tax rate was 35% for the first nine months of 2002 as compared to 7% for the first nine months of 2001. The increase in the effective tax rate is due to the elimination of goodwill and related amortization, which significantly reduced the Company’s permanent book/tax differences.

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

In connection with entering into a software development and licensing agreement with GE Fanuc North America, Inc. (“GE Fanuc”), on February 13, 2002, Datastream issued a warrant to GE Fanuc to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allows for net issuance at the option of GE Fanuc and provides “piggy back” registration rights for the underlying common stock.

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

Critical Accounting Polices

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies include revenue recognition, income taxes, impairment of goodwill and other long lived assets, functional currencies for the purpose of consolidation and allowance for doubtful accounts. For a detailed discussion on the application of these and other accounting policies, see the Company’s Form 10-K filed for the year ended December 31, 2001.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company did not experience any material changes in market risk in the third quarter of 2002.

ITEM 4.     Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    Within 90 days prior to the filing of this Report, (the “Evaluation Date”), our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms.

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

Datastream filed a Current Report on Form 8-K on July 24, 2002 to report the Company’s announcement of a stock repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.

Date: November 18, 2002	/s/ C. ALEX ESTEVEZ
C. Alex Estevez Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Larry G. Blackwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Datastream Systems, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses._

Date:    November 14, 2002

/s/ C. ALEX ESTEVEZ
C. Alex Estevez Chief Financial Officer Datastream Systems, Inc.