Form 10-K
period 2002-12-31
DATASTREAM SYSTEMS INC
filed 2003-03-27
CIK 938481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File Number: 0-25590

Datastream Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	57-0813674

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Datastream Plaza, Greenville, South Carolina	29605

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          As of March 14, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $103,734,734.  Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date.  For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.

          Number of shares of Common Stock outstanding as of March 14, 2003: 19,952,812.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 meeting of stockholders are incorporated by reference in Part III.

DATASTREAM SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2002

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

          Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.  Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements.  In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under “Risk Factors” set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.  Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; solutions that require longer implementations and other professional services engagements; reduced profitability due to our hosting services strategy; our ability to generate revenue and profits from our iProcure strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our exposure to foreign exchange rate fluctuations.  The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

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

Company Overview

For over seventeen years, Datastream has been a leading provider of asset management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500.  As a result, Datastream has a broad customer base, including American Airlines, ChevronTexaco, City of Philadelphia, Dow Jones, GlaxoSmithKline, Holly Corporation, Honeywell, Lear Corporation, Nucor Steel,  and Smurfit-Stone.  The Company’s products are found in a wide range of industries, including aerospace and defense, automotive, chemicals, communications, computers and electronics, facilities, government, healthcare, manufacturing, food and beverage, petroleum, pharmaceuticals, transportation and utilities.

Recently, Datastream has extended its technical leadership in the Enterprise Asset Maintenance (EAM) marketplace through its Asset Performance Management (APM) solution.  APM extends the functionality of EAM by converting traditional asset management data into operational information that results in better forecasting, operational benchmarking, cost modeling, and asset performance.

Datastream’s flagship product, Datastream 7i™, delivers and combines Internet architecture with broad enterprise asset management functionality, integrated procurement, advanced analytics and multi-site capability.  Because Datastream 7i is designed and built around the flexibility, speed and reliability of the Internet, customers achieve organizational transparency of asset performance in a manner unique to the marketplace.

Datastream Systems, Inc. was incorporated on January 8, 1986 in the state of South Carolina and re-incorporated on December 21, 1994 in the state of Delaware.

Available Information

The Company has been making its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available through its website, www.datastream.net, free of charge and will continue to do so as soon as reasonably practicable after electronically filing such material with the SEC.  For more information, please visit www.datastream.net.

Datastream products and offerings

Datastream 7i™.  Datastream 7i is an Internet-based APM solution that applies to virtually any size operation, from the large, multi-national enterprise requiring global solutions to the single, small shop with basic requirements.  Datastream 7i is optimal in large, asset-intensive environments such as those found in manufacturing, mining, petrochemical, pharmaceutical, communications, transportation and utilities.  It is also well suited for large, multi-national organizations that require high transaction volumes in multiple currencies and languages.  The following describes certain functionality, features and modules of Datastream 7i in greater detail:

21 CFR Part 11 (Electronic Records/Electronic Signatures):  Secure electronic records and signatures are a critical requirement for 21 CFR Part 11 FDA validation within the pharmaceutical, food and beverage, and personal care products industries. This feature includes electronic signatures, multiple approval levels, record snapshots, a high level of security and configurability, and the ability to track all changes and edits made to electronic forms or documents. Such protection extends to datalock, a Datastream function that monitors “back-end” database tables for unauthorized tampering.

Analytics: As an important component of the APM solution, the Analytics module provides management with operational information that results in better decision making. Analytics provides in-depth, flexible reporting and graphing capabilities to help users analyze key metrics, forecast performance issues, and take preventive measures to optimize performance.

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

Databridge™: Through Databridge, Datastream 7i offers flexible and detailed solutions for integration with third party systems.  The open architecture of Datastream 7i leverages XML to facilitate data interchange.  Through Application Program Interfaces (APIs) and XML messages, Datastream 7i can integrate virtually every aspect of its data with third party applications.  Datastream 7i can also receive and process data from external systems from Programmable Logic Controllers (PLCs) such as those offered by GE Fanuc.

Extended: Datastream 7i Extended is a front-end user interface offering pure Java-based screen design.  With intuitive operational characteristics afforded by Java strengths, Datastream 7i Extended provides for a greater speed of operation not traditionally found in Internet applications.  In addition, Datastream 7i Extended includes Web Services, which connect customer-selected portions of Datastream 7i to external applications for independent operations.

Fleet Management: The fleet module includes Vehicle Maintenance Reporting System (VMRS) codes and additional custom fields that are tailored to fleet management. The Fleet module enables transportation companies to process warranty claims, manage tires and fuel, and improve vehicle performance through preventive maintenance efficiently.

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

Datastream 7i Mobile: Datastream 7i Mobile expands asset management best practices to field operations, mobile assets or remote locations.  Using portable input devices, such as laptops, pagers, cell phones, and personal digital assistants (PDAs), users can create and update work orders, book labor hours, define equipment relationships, activate equipment warranties, record meter readings, and log inspection results from the field.  Datastream 7i Mobile can communicate with Datastream 7i via radio frequency, infrared, or file transfer devices.  These capabilities are particularly effective in reducing workloads associated with field service maintenance activities.

Multi-Organization Security:  For companies located in multiple countries utilizing a variety of currencies and languages, Datastream 7i can create multiple entities with one database.  Each site within the organization is able to view and edit its own data while using its own currency and language. These capabilities form a collaborative environment that permits users across traditional boundaries to share common data.

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

Architecture: Datastream 7i is a three-tier application completely designed and built around the flexibility, speed and reliability of the Internet.  These three tiers - the client, the application server, and the database server communicate via standard Internet protocols and leverage standard Internet technologies.

The client for Datastream 7i can be any standard Java-enabled Web browser such as Internet Explorer 6.x.  When a user first accesses Datastream 7i, all client-side intelligence is delivered instantly in the form of a Java applet, which enables increased usability, speed and performance.  This client interacts directly with the second tier application server, which manages all business logic and workflow of the system.  Datastream 7i’s application server component, based on Oracle technology, interacts with the third tier database server, which is responsible for storing all customer data.  Datastream 7i’s database server is Oracle 9i, providing the maximum possible scalability and performance.  This architecture enables faster and easier product deployments, greater security and reliability, and superior scalability.

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

MP2®.  MP2 is designed for more traditional small- to medium-sized organizations dependent on more established technology architectures, such as those found in client server and file server environments.  MP2, available in both file server and client server versions, is able to generate over 4,000 standard reports providing analysis down to specific location, piece of equipment, and employee. Add-on features to MP2 include MP2 Messenger™, Pocket MP2™, Pagerlink™, MP2 Weblink® and the capability to integrate OSHA regulations and FDA validation.  The file server version of MP2 is available for Microsoft Access database; the client server version is available for Microsoft SQL Server and Oracle databases.  The client server version of MP2 manages most of the processing at the server, which expedites performance, ensures data integrity and security and reduces network traffic. MP2 is available in five languages.

iProcureTM. iProcure automates the process of procuring industrial spare parts by connecting suppliers and buyers of industrial spare parts through the Internet. iProcure integrates seamlessly with Datastream 7i and MP2 in a way that expands the functionality of purchasing management, inventory management, and supply chain management. As a result, customers reduce item costs, reduce catalog search time, streamline requisition processing, reduce “maverick” purchasing, and improve inventory control.  The iProcure solution can also function as a stand-alone procurement module that integrates seamlessly with existing third party systems.  The iProcure network currently has over 150 maintenance, repair and operations suppliers who participate in millions of dollars of transactions every year through the iProcure network.

Customers

For over seventeen years, Datastream has succeeded in providing asset management solutions to the marketplace.  As a result, Datastream has a broad customer base, including American Airlines, ChevronTexaco, City of Philadelphia, Dow Jones, GlaxoSmithKline, Holly Corporation, Honeywell, Lear Corporation, Nucor Steel,  and Smurfit-Stone.  The Company’s customer base represents more than 60 percent of the Fortune 500. Datastream has sold systems in 140 countries through a combination of telesales, direct sales and international distributors in virtually every major industry.  The Company’s products are found in a wide range of industries, including aerospace and defense, automotive, chemicals, communications, computers and electronics, facilities, government, healthcare, manufacturing, petroleum, pharmaceuticals, transportation and utilities.

No customer has represented more than 5% of the Company’s total annual revenues in any of the last three fiscal years.

Sales and Marketing

The Company sells its products and services through 185 sales professionals (as of March 13, 2003), including a telesales force of 42 representatives and a direct sales force of 66. There are 77 sales personnel who represent pre-sales engineers, management, research, and lead qualification. The Company’s direct sales force calls on larger accounts marketing its enterprise-wide solutions, including Datastream 7i and iProcure.  The Company uses a customer resource management (CRM) software system with database marketing, telemarketing, lead tracking and analysis, and customer support capabilities.

The Company’s marketing department consists of 28 employees (as of March 13, 2003)and is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design and management, product marketing, collateral development and provides input for the Company’s product development efforts.

Internationally, the Company sells its products from its offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Japan, Mexico, the Netherlands, Singapore, and the United Kingdom.  In addition, the Company has a network of affiliates located throughout the balance of Europe, Latin America and the Pacific Rim.  For financial information about the Company’s segment and operations in different geographic locations, see note 10 to the Company’s consolidated financial statements.

Alliances and Partners

Datastream has established business alliances with leading software companies, consulting firms, industrial parts suppliers, resellers and other complementary vendors. The Company has established marketing agreements with IBM Global Services, FIS, Oracle Corporation, Microsoft Corporation and webMethods.  The Company also has established a software development and licensing agreement with GE Fanuc Automation North America, Inc. (“GE Fanuc”), an affiliate of GE Industrial Systems, to deliver integrated asset management solutions globally.

The Company has established formal relationships with over 150 industrial parts suppliers and distributors such as Fastenal, Motion Industries, Grainger, Office Depot, MSC Industrial Direct and WESCO.  These supplier partners are electronically connected to the iProcure trading network and serve to streamline and optimize the supply chain of spare parts required by our application customers.

Professional Services

The Company offers seven types of value added professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as asset management or preventive maintenance, (ii) technical services, which provides on-site installation and systems integration services, (iii) configuration services, which enhances the functionality of a customer’s system, (iv) MRO optimization services, which organizes MRO purchases, bringing structure and discipline to the parts purchasing and management process, (v) maintenance and support services, (vi) project management, and (vii) customer training.  As of March 13, 2003, the Company employed 284 service and support personnel worldwide, of which 190 were professional service personnel and 94 were support personnel.

The Company offered a total of 302 training sessions in 2002 at both customer locations and its training facilities throughout the United States.  Additionally, the Company offered training sessions at various international locations.  Most of the Company’s training and consulting services are performed on a daily fee arrangement in connection with implementation of the Company’s systems.

Maintenance and support services include unlimited, toll-free international access to Datastream’s support staff, product updates, a searchable Internet site for common questions and requests, an Internet-based support tool for self-help via the Internet, e-mail support and an Internet-based file download service.    The Company provides support for its international customers via a tiered approach: first-level support is provided by a network of partners in conjunction with the local office with back-up expertise offered through the European technical center in Grenoble, France and the North American technical center in Greenville, South Carolina.

Hosting Services

Datastream customers have the option of accessing the functionality of Datastream 7i through hosting services provided by Datastream. This offering allows customers to access product functionality without the challenges and costs of managing such applications internally.  Customers typically purchase the license for Datastream 7i and pay an increased support fee that covers the price of hosting.

The hosted offering is housed on a highly reliable, fault tolerant platform located in a UUNet data center. The data center is a generation 3 UUNet security hardened facility positioned directly on the UUNet backbone.  It has two physical bandwidth connections from SONET rings, redundant HVAC and triple redundant diesel generators for backup power generation.

Product Development

The Company’s ability to design, develop, test and support new product technology and enhancements in a timely manner is essential to its future success.  As of March 13, 2003, the Company’s product development department consisted of 101 people, focused on four key functions: development, quality assurance, documentation, and localization.  The Development group consisted of 46 software developers, most of whom hold advanced programming or engineering degrees.  From time to time, the Company utilizes contractors for certain product development projects.

Competition

The market for application software is intensely competitive.  The principal methods of competition in this market include product performance, price and service.  Certain of the Company’s existing competitors have greater financial, marketing, service and support and technical resources than the Company.  The Company competes with enterprise resource planning (ERP) vendors such as IFS, J.D. Edwards, Oracle, and SAP, who offer enterprise-wide management systems with asset maintenance modules.  The Company also competes with traditional providers of EAM-related solutions such as Indus International and MRO Software.

Internationally, the Company competes with both local and global software vendors.  Local and regional competitors are generally smaller, but are more knowledgeable of the specific markets in which they compete. Global competitors target international markets through distributors, direct sales and service offices or through strategic partnerships. Competition in these countries is frequently intense and there can be no assurance that the Company will be successful in these markets.

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

Datastream®, Datastream 7i™, iProcure™, Databridge™, MP2®, MP2 WebLink®, Pocket MP2™, MP2 Messenger™ and PagerLink™ are trademarks or service marks of the Company and are used in this report to denote the products and services of the Company.  SQL Server and Microsoft are either trademarks or registered trademarks of Microsoft Corporation.  Oracle and Oracle 9i are trademarks of Oracle Corporation.  VMRS is a trademark of The

Maintenance Council, American Tucking Associations, Inc. Other product and company names mentioned herein may be trademarks of their respective owners.

Seasonality

The Company’s operations are subject to seasonal fluctuations, principally consisting of slower business conditions in the first and third quarters of the year.

Employees

As of March 13, 2003, the Company employed approximately 700 persons, including 213 sales and marketing personnel, 284 service and support representatives, 102 administrative personnel and 101 employees involved in product development.  None of Datastream’s employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. Management considers relations between the Company and its employees to be good.

Segment and Geographic Information

See note 10 to the consolidated financial statements contained herein for information regarding the Company’s business segment and operations in different geographical regions.

Item 2.     Properties

The Company conducts its principal operations out of a 125,000 square foot headquarters building owned by the Company located in Greenville, South Carolina. The Company also owns a 15,000 square foot building in Dessau, Germany. The Company also has the following office properties under lease:

Location	Lease Expiration	Square Footage (approx.)

Rotterdam, The Netherlands	November 2007	9,759
Paris, France	February 2008	8,812
Buenos Aires, Argentina	March 2005	8,414
Munich, Germany	June 2004	6,725
Grenoble, France	March 2003	5,326
Singapore	July 2005	4,400
Irvine, California	September 2003	3,800
Toronto, Canada	May 2003	3,600
Atlanta, Georgia	April 2004	2,994
Woodbridge, New Jersey	November 2003	2,800
Shanghai, China	November 2004	2,672
Mexico City, Mexico	September 2003	2,070
Theale, United Kingdom	September 2004	2,061
Beijing, China	December 2004	1,539
Sao Paulo, Brazil	January 2004	1,500
Chicago, Illinois	July 2003	1,400
Dallas, Texas	February 2003	1,400
Tokyo, Japan	June 2004	976
Santiago, Chile	May 2004	480
Montevideo, Uruguay	December 2003	159
Lancaster, Pennsylvania	Month-to-Month	150

Item 3.     Legal Proceedings.

The Company is occasionally involved in legal proceedings or other claims arising out of its operations in the normal course of business.  No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Datastream’s stockholders during the fiscal quarter ended December 31, 2002.

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

Quarter Ended	High	Low

March 31, 2001	$13.00	$7.94
June 30, 2001	$9.75	$5.35
September 30, 2001	$7.30	$2.70
December 31, 2001	$6.45	$2.50
March 31, 2002	$9.80	$5.70
June 30, 2002	$9.25	$5.80
September 30, 2002	$7.25	$4.37
December 31, 2002	$6.57	$4.84

The closing price of a share of the Company’s Common Stock on March 14, 2003 was $6.09.  As of March 14, 2003, the Company had 184 shareholders of record of its Common Stock.  As of the date of the Company’s last Annual Meeting of Stockholders, June 14, 2002, the Company had approximately 6,700 beneficial owners of its Common Stock.

Item 6.     Selected Financial Data.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$98,555	$118,776	$97,368	$89,525	$90,002
Total cost of revenues (1)	34,756	46,545	42,023	35,265	32,757

Gross profit	63,799	72,231	55,345	54,260	57,245
Total operating expenses (2)	53,251	61,845	76,268	70,650	54,950

Operating income (loss)	10,548	10,386	(20,923)	(16,390)	2,295
Net other income (expense)	536	1,461	(4,021)	792	543

Income (loss) before income taxes	11,084	11,847	(24,944)	(15,598)	2,838
Income tax expense (benefit)	6,384	4,412	(8,101)	(1,078)	998

Net income (loss)	$4,700	$7,435	$(16,843)	$(14,520)	$1,840

Basic net income (loss) per share	$.25	$.39	$(.84)	$(.71)	$.09

Diluted net income (loss) per share	$.23	$.37	$(.84)	$(.71)	$.09

Basic weighted average common shares outstanding (3)	18,935	19,118	20,009	20,403	20,138
Diluted weighted average common shares outstanding (3)	20,279	20,098	20,009	20,403	20,558

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Working capital	$25,792	$34,652	$30,353	$27,859	$31,473
Total assets	86,790	88,175	85,283	71,417	76,909
Long-term debt, less current portion	297	224	8	—	—
Total stockholders’ equity	60,606	67,284	60,598	48,624	49,541

(1)	In 1998, includes $3,944 of capitalized and acquired software written off as a result of the acquisition of Datastream Systems GmbH & Co KG and pursuant to a plan of re-organization and restructuring.

(2)

In 1998, includes $6,667 of tax effected in-process research and development acquired and written off as a part of the acquisition of Datastream Systems GmbH & Co KG and Datastream - SIS PTE, Ltd., and other charges pursuant to a plan of re-organization and restructuring.  In 1999, includes ($294) of restructuring reserves written off at completion of re-organization and restructuring plan. In 2000, includes $3,028 related to tax effected legal settlements.  In 2001, includes a $9,955 impairment charge for goodwill and other long-lived assets.

(3)	See note 11 to the consolidated financial statements for discussion of calculation of basic and diluted income (loss) per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

For over seventeen years, Datastream has been a leading provider of asset management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500.  As a result, Datastream has a broad customer base, including American Airlines, ChevronTexaco, City of Philadelphia, Dow Jones, GlaxoSmithKline, Holly Corporation, Honeywell, Lear Corporation, Nucor Steel, and Smurfit-Stone.  The Company’s products are found in a wide range of industries, including aerospace and defense, automotive, chemicals, communications, computers and electronics, facilities, government, healthcare, manufacturing, petroleum, pharmaceuticals, transportation and utilities.

Datastream’s flagship product, Datastream 7i™, delivers a complete APM infrastructure by combining an Internet architecture with broad enterprise asset management functionality, integrated procurement, advanced analytics and multi-site capability.  Because Datastream 7i is completely designed and built around the flexibility, speed and reliability of the Internet, customers achieve organizational transparency of asset performance in a manner unique to the marketplace.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  For a discussion on the application of these and other accounting policies, see note 1 in the notes to the consolidated financial statements included in Item 15 of this Form 10-K.

     Revenue Recognition - The Company’s revenue consists primarily of fees for product sales, professional services, hosting and customer support.  The Company generally recognizes product revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to the multiple elements of an arrangement.  Fees are generally considered fixed or determinable upon receipt of a signed license agreement and completion of negotiations.  Management strives to achieve net 30 payment terms depending on market and customer specific conditions.  If payment terms on license fees extend beyond twelve months, revenue is recognized as payments are received.

The amount of product revenue is determined based on the residual amount of the multiple element contract value that is not assigned to other elements based on VSOE of those elements.  If an acceptance period is required, the Company generally recognizes revenue upon customer acceptance or the expiration of the acceptance period.

The Company recognizes support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year.  The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets.

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

The Company’s standard agreements do not contain product return rights.  The Company provides a standard warranty of 30 days from the date of sale.  The Company continually evaluates its obligations with respect to warranties, returns and refunds.  Based on historical trends and management’s evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts.  The Company may, in certain circumstances, grant discounts for product sales.  The discounts are recognized as a reduction of product revenue.

     Income Taxes - The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.  As of December 31, 2001 and 2002, the Company had approximately $7.6 million and $6.2 million, respectively, in deferred tax assets, net of valuation allowances.

The Company evaluates the realizability of its deferred tax assets on a regular basis for each taxable jurisdiction.  In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Management considers all available evidence, both positive and negative in making this assessment.   Positive evidence supporting the realizability of the Company’s deferred taxes assets include: the Company’s strong earnings history for twelve of the thirteen years prior to operating losses realized in 2001 and 2000, the ability to carryback losses to prior years, positive operating results in 2002, projections of future taxable income in 2003 and beyond, the existence of significantly appreciated net assets and the availability of prudent and feasible tax planning strategies to accelerate taxable amounts.  The Company’s pre-tax operating losses in 2000 and 2001 represent negative evidence with respect to the realizability of the Company’s deferred taxes assets.  However, such losses included infrequent litigation settlements, nontaxable goodwill amortization and impairment charges, and losses related to the Company’s investment in the Internet e-Commerce market which are not expected to continue.

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $17,000,000 in the United States.  The Company’s net operating loss carryforwards generally expire in 2020 and the tax credit carryforwards may generally be carried forward indefinitely.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002.

In the future, if the Company determines that it expects to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made.  Alternatively, if the Company determines that it no longer expects to realize a portion of its net deferred tax assets, an  increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made.

     Allowance for Doubtful Accounts Receivable - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In determining the allowance for doubtful accounts, the Company reviews the rolling twelve month average of account write-offs, customer specific account risks, accounts receivable aging, and geographic specific factors that may impact international accounts.  These factors combine to establish the allowance for doubtful accounts balance.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Results of Operations

The following tables set forth statement of operations data for the three years ended December 31, 2000, 2001 and 2002, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

	Year Ended December 31,			Percent Change

	2000	2001	2002	00-01	01-02

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$29,371	$25,782	$26,026	(12.2)%	0.9%
Professional services and support	67,997	63,743	63,976	(6.3)	0.4

Total revenues	97,368	89,525	90,002	(8.1)	0.5
Cost of revenues:
Cost of product revenues	1,982	1,384	1,246	(30.2)	(10.0)
Cost of professional services and support revenues	40,041	33,881	31,510	(15.4)	(7.0)

Total costs of revenues	42,023	35,265	32,756	(16.1)	(7.1)
Gross profit	55,345	54,260	57,246	(2.0)	5.5
Operating expenses:
Sales and marketing	44,405	36,229	33,381	(18.4)	(7.9)
Product development	15,887	12,384	10,683	(22.0)	(13.7)
General and administrative	12,954	9,816	10,886	(24.2)	10.9
Goodwill amortization	3,022	2,266	—	(25.0)	N/M
Impairment of goodwill and other long-lived assets	—	9,955	—	N/M	N/M

Total operating expenses	76,268	70,650	54,950	(7.4)	(22.2)

Operating income (loss)	(20,923)	(16,390)	2,295	21.7	N/M
Net other income (expense)	(4,021)	792	543	N/M	(31.4)

Income (loss) before income taxes	(24,944)	(15,598)	2,839	37.5	N/M
Income tax expense (benefit)	(8,101)	(1,078)	998	86.7	N/M

Net income (loss)	$(16,843)	$(14,520)	$1,841	13.8%	N/M

Basic net income (loss) per share	$(.84)	$(.71)	$.09	15.5%	N/M

Diluted net income (loss) per share	$(.84)	$(.71)	$.09	15.5%	N/M

N/M – Not meaningful

	Year Ended December 31,

	2000	2001	2002

Statement of Operations Data:
Revenues:
Product	30.2%	28.8%	28.9%
Professional services and support	69.8	71.2	71.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	2.0	1.5	1.4
Cost of professional services and support revenues	41.2	37.9	35.0

Total cost of revenues	43.2	39.4	36.4
Gross profit	56.8	60.6	63.6
Operating expenses:
Sales and marketing	45.6	40.5	37.1
Product development	16.3	13.8	11.9
General and administrative	13.3	11.0	12.1
Goodwill amortization	3.1	2.5	—
Write-off of goodwill and other long-lived assets	—	11.1	—

Total operating expenses	78.3	78.9	61.1
Operating income (loss)	(21.5)	(18.3)	2.5
Net other income (expense)	(4.1)	0.9	0.6

Income (loss) before income taxes	(25.6)	(17.4)	3.2
Income tax expense (benefit)	(8.3)	(1.2)	1.1

Net income (loss)	(17.3)%	(16.2)%	2.0%

2002 Compared to 2001 and 2001 Compared to 2000

          Total Revenues.

          Total revenue for 2002 of approximately $90.0 million is comparable to $89.5 million in 2001.  Total revenues for 2001 decreased 8.1% to approximately $89.5 million from approximately $97.4 million in 2000.  This decrease was due primarily to product transitions, sales and marketing transitions, decreased services resulting from decreased product revenues and unfavorable market conditions.

          International revenues were approximately $35.2 million or 39.1% in 2002 compared to approximately $34.2 million or 38.2% of revenue in 2001, compared to $35.4 million, or 36.3% of total revenues in 2000.  See note 10 to the consolidated financial statements.

          Product revenues increased 0.9% to approximately $26.0 million in 2002 from approximately $25.8 million in 2001 and decreased 12.2% to approximately $25.8 million in 2001 from approximately $29.4 million in 2000.  The 2002 increase is a result of increased sales of Datastream 7i, which has a higher license fee than the MP2 product family, partially offset by lower license sales in the MP2 product family due to the continued transition to 7i and an increase in larger size deals.  The 2001 decrease was due primarily to product transition to Datastream 7i, unfavorable market conditions and longer sales cycles.  As a percentage of revenues, revenues from software products increased slightly to 28.9% in 2002 from 28.8% in 2001 and decreased to 28.8% in 2001 from 30.2% in 2000.

          Professional service and support revenues increased 0.4% to approximately $64.0 million in 2002 from approximately $63.7 million in 2001 and decreased 6.3% to approximately $63.7 million in 2001 from approximately $68.0 million in 2000.  The 2002 increase is due to a high support renewal rate offset by a reduction in service revenue due to general economic conditions and market competition.  The 2001 decrease is due to a reduction in installation, training and integration services as a result of decreased license sales.  As a percentage of revenues, revenues from professional services and support decreased slightly to 71.1% in 2002 from 71.2% in 2001 and increased to 71.2% in 2001 from 69.8% in 2000.

          Cost of Revenues. Cost of product revenues as a percentage of total revenues decreased slightly to 1.4% in 2002 from 1.5% in 2001 and decreased to 1.5% in 2001 from 2.0% in 2000.  The decreases as a percentage of revenues in 2002 and 2001 are due to the decrease in smaller-sized license sales which typically have higher cost of sales, in aggregate.

          Cost of professional services and support decreased as a percentage of total revenues to 35.0% in 2002 from  37.9% in 2001 and decreased to 37.9% in 2001 from 41.2% in 2000.  The decreases as a percentage of revenue in 2002 and 2001 were due to improved utilization rates and  reductions in service personnel expenditures.

          Sales and Marketing Expenses.  Sales and marketing expenses for 2002 decreased 7.9% to approximately $33.4 million from approximately $36.2 million in 2001.  Sales and marketing expenses for 2001 decreased 18.4% to approximately $36.2 million from approximately $44.4 million in 2000.  As a percentage of total revenues, these expenses were 37.1% in 2002, 40.5% in 2001 and 45.6% in 2000.  The decreases as a percentage of revenues in 2002 and 2001 were primarily due to decreased printed advertising, direct mail marketing, publicity expense and salary and related expenses.

          Product Development Expense.  Total expenditures on product development decreased 13.7% to approximately $10.7 million in 2002 from $12.4 million in 2001 and decreased 22.0% to approximately $12.4 million in 2001 from approximately $15.9 million in 2000.  The decreases in 2002 and 2001 were primarily due to reduced personnel expenditures and efficiencies gained by the Company’s move to a single development platform.  Product development expenses as a percentage of revenues were 11.9%, 13.8% and 16.3% in 2002, 2001 and 2000, respectively.

          General and Administrative Expenses.  General and administrative expenses include the cost of the Company’s finance, human resources and information services. General and administrative expenses increased 10.9% in 2002 to approximately $10.9 million from $9.8 million in 2001.  General and administrative expenses decreased 24.2% to approximately $9.8 million in 2001 from $13.0 million in 2000.  The 2002 increase was due to an increase in doubtful accounts written off directly to bad debt expense and legal and accounting fees.  The 2001 decrease was due primarily to reduced personnel expenditures.  As a percentage of total revenues, general and administrative expenses were 12.1% in 2002, 11.0% in 2001 and 13.3% in 2000.

          Goodwill Amortization.  There was no goodwill amortization in 2002 compared to $2.3 million in 2001.  Goodwill amortization decreased 25.0% to approximately $2.3 million in 2001 from $3.0 million in 2000due to the write-off of goodwill during the third quarter of 2001 due to impairment.  As a percentage of total revenues, goodwill amortization was  2.5% in 2001 and 3.1% in 2000.

          Write-off of Goodwill and Other Long-Lived Assets.  During 2001 the Company identified indicators of possible impairment of goodwill and other long-lived assets which included, but were not limited to, significant negative industry and economic trends, significant under-performance of certain of the Company’s international operations relative to historical or projected future operating results, the Company’s net book value as compared to market capitalization and a decline in the Company’s stock price for a sustained period.  Total impairment charges of approximately$10.0 million were recorded in the third quarter of 2001.  No such charges were incurred in 2000 or 2002.

          Other Income/Expense. Other income decreased to approximately $543,000 in 2002 from approximately $792,000 in 2001.  Other income increased to approximately $792,000 in 2001 from approximately ($4.0) million of expense in 2000.  The decrease in other income in 2002 was due to the reduction in interest income as a result of declining rates of return on overnight and short-term cash investments.  The increase in income in 2001 from 2000 was due primarily to the costs incurred in 2000 related to the Company’s class action lawsuit and to settle the escrow claims dispute with former shareholders of SQL Systems, a Netherlands company purchased by the Company in 1996.

          Income Taxes. The Company’s effective income tax rate increased to 35% in 2002 from 6.9% in 2001 and decreased to 6.9% in 2001 from 32.5% in 2000.  The 2002 increase in the effective tax rate is a result of a net operating income position in 2002 compared to net operating losses in 2001.   The decrease in the effective tax rate from 2000 to 2001 is a result of the Company’s permanent book/tax differences when considering the operating losses in 2000 and 2001 as a result of recording a goodwill impairment charge.

          Net Income (Loss).  The Company’s net income increased in 2002 to approximately $1.8 million or $.09 basic and dilutive net income per share from a net loss in 2001 of approximately ($14.5) million or ($.71) per basic and diluted  share.  Net loss decreased to a net loss of approximately ($14.5) million or ($.71) per basic and diluted share in 2001 from a net loss of approximately ($16.8) million or ($.84) per basic and diluted share in 2000.   The 2002 increase in net income is primarily due to increased Datastream 7i revenues and decreased operating expenses.  In addition, there were one-time operating costs incurred in 2001 related to the impairment of goodwill and other long-lived assets.  The 2001 decrease in net loss compared to the 2000 net loss is a direct result in the reduction of cost of revenues and total operating expenses.

          Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three fiscal years.

Quarterly Results

          General. The Company believes that its future results of operations are subject to quarterly variations.  The Company experiences seasonal revenue fluctuations principally consisting of slower business conditions in the first and third quarters of the year.

          The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2002.  In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto.  The Company’s quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

	Quarter Ended

	2001				2002

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,

Revenues:
Product	$7,434	$6,475	$5,039	$6,834	$5,792	$6,838	$6,040	$7,356
Professional services and support	17,099	16,538	15,138	14,968	15,805	15,975	15,935	16,261

Total revenues	24,533	23,013	20,177	21,802	21,597	22,813	21,975	23,617
Cost of revenues:
Cost of product revenues	667	135	356	225	360	265	235	386
Cost of professional services and support revenues	9,000	9,063	7,912	7,907	7,931	7,811	8,128	7,640

Total cost of revenues	9,667	9,198	8,268	8,132	8,291	8,076	8,363	8,026

Gross profit	14,866	13,815	11,909	13,670	13,306	14,737	13,612	15,591
Operating expenses:
Sales and marketing	9,916	9,468	8,093	8,752	7,920	8,926	8,347	8,188
Product development	3,373	3,376	3,065	2,570	2,676	2,625	2,648	2,734
General and administrative	2,462	2,460	2,633	2,262	2,819	2,696	2,216	3,155
Goodwill amortization	755	755	755	—	—	—	—	—
Write-off of goodwill and other long-lived assets	—	—	9,955	—	—	—	—	—

Total operating expenses	16,506	16,059	24,501	13,584	13,415	14,247	13,211	14,077

Operating income (loss)	(1,640)	(2,244)	(12,592)	86	(109)	490	401	1,514
Net other income (expense)	93	218	322	159	61	83	123	275

Income (loss) before income taxes	(1,547)	(2,026)	(12,270)	245	(48)	573	524	1,789
Income tax expense (benefit)	(304)	(365)	(409)	—	(19)	201	183	632

Net income (loss)	$(1,243)	$(1,661)	$(11,861)	$245	$(29)	$372	$341	$1,157

Basic net income (loss) per share	$(.06)	$(.08)	$(.58)	$.01	$(.00)	$.02	$.02	$.06

Diluted net income (loss) per share	$(.06)	$(.08)	$(.58)	$.01	$(.00)	$.02	$.02	$.06

          The table below sets forth the percentage relationship of certain items to total revenues with regard to the Company’s results of operations for each of the eight quarters through the quarter ended December 31, 2002.

	Quarter Ended

	2001				2002

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,

Revenues:
Product	30.3%	28.1%	25.0%	31.3%	26.8%	30.0%	27.5%	31.1%
Professional services and support	69.7	71.9	75.0	68.7	73.2	70.0	72.5	68.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	2.7	0.6	1.8	1.0	1.7	1.2	1.1	1.6
Cost of professional services and support revenues	36.7	39.4	39.2	36.3	36.7	34.2	37.0	32.4

Total cost of revenues	39.4	40.0	41.0	37.3	38.4	35.4	38.1	34.0

Gross profit	60.6	60.0	59.0	62.7	61.6	64.6	61.9	66.0
Operating expenses:
Sales and marketing	40.4	41.1	40.1	40.1	36.7	39.1	38.0	34.7
Product development	13.8	14.7	15.2	11.8	12.4	11.5	12.0	11.6
General and administrative	10.0	10.7	13.1	10.4	13.1	11.8	10.1	13.4
Goodwill amortization	3.1	3.3	3.7	—	—	—	—	—
Write-off of goodwill and other long-lived assets	—	—	49.3	—	—	—	—	—

Total operating expenses	67.3	69.8	121.4	62.3	62.1	62.5	60.1	59.7

Operating income (loss)	(6.7)	(9.8)	(62.4)	0.4	(0.5)	2.1	1.8	6.4
Net other income (expense)	0.4	1.0	1.6	0.7	0.3	0.4	0.6	1.2

Income (loss) before income taxes	(6.3)	(8.8)	(60.8)	1.1	(.02)	2.5	2.4	7.6
Income tax expense (benefit)	(1.2)	(1.6)	(2.0)	—	(0.1)	0.9	0.8	2.7

Net income (loss)	(5.1)%	(7.2)%	(58.8)%	1.1%	(0.1)%	1.6%	1.6%	4.9%

Liquidity and Capital Resources

          In 2002, the Company funded its operating activities primarily from cash generated from operations.  The Company ended 2002 with $34.7 million in cash and cash equivalents, defined as investments with original maturity of  less than 90 days.

          Cash provided by operations decreased to $13.1 million for the year ended December 31, 2002 compared to $14.7 million for the year ended December 31, 2001.  The decrease is due mainly to income tax refunds received in 2001 and the reduction in depreciation and amortization expense in 2002 compared to 2001.

          In 1999 the Company received 161,767 shares of Peoplesoft common stock in exchange for an investment in Distinction Software, Inc. in July 1997.  During 2000, the Company sold the remaining 11,767 shares of Peoplesoft common stock for approximately $250,000.

          In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. (“Dovebid”), one of the world’s leading auctioneers and operators of a business-to-business Internet auction site.  This investment represents less than 20% of the outstanding capital stock of Dovebid.

          The Company maintains a Singapore line of credit for Sgd 270,000 (approximately $157,000) which bears interest at 1% over the Singapore dollar prime lending rate.  There were no borrowings under the line of credit as of December 31, 2002.

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

          On October 4, 2001 the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of Datastream’s outstanding common stock.  The Company repurchased 209,500 shares of common stock at a cost of $817,121. The repurchased shares will be used for general corporate purposes, including grants of employee stock options.  The plan expired on April 4, 2002.

          On July 23, 2002 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream’s outstanding common stock. This plan expires on July 23, 2003. As of December 31, 2002, the Company has repurchased 129,600 shares under this stock repurchase plan at a cost of $735,922. The repurchased shares may be used, when needed, for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the balance sheet and are reported at cost.

          In connection with entering into a software development and licensing agreement with GE Fanuc North America, Inc. (“GE Fanuc”), on February 13, 2002, Datastream issued a warrant to GE Fanuc to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allows for net share settlement and provides “piggy back” registration rights for the underlying common stock.

          The Company has accounted for the warrant using the guidance of Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. As a result, on the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to prepaid commissions. The Company will record amortization of the prepaid commissions as a reduction of revenue over the three years the warrant is exercisable. The impact to the financial condition of the Company will be insignificant over the three-year period.

          As of December 31, 2002, the Company had no material commitments for debt or capital expenditures.  The Company believes that its current cash balances and cash flow from operations  will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

Recent Accounting Pronouncements.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations, (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002.  The adoption of SFAS 141 and 142 did not have a material  impact on the Company’s consolidated financial statements.

          In August, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS 144 as of January 1, 2002.  The adoption of SFAS 144 did not have a material  impact on the Company’s consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”).  This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”).  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation and sets forth additional disclosures about such interests. FIN 46 is effective for the Company’s year ending December 31, 2003.  The adoption of  FIN 46  is not expected to have a material effect on the Company’s consolidated financial statements.

Risk Factors

          From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act.  We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

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

Our market continues to be highly competitive.

          Our market continues to be highly competitive. We expect competition to intensify as new companies enter the market and existing ones expand their product lines. Certain competitors, including ERP companies, have greater financial, marketing, technical, service and support resources than we do. In addition, many prospective customers have already made significant commitments to ERP competitors, which could materially and adversely affect our ability to succeed in our market. Further, slowing U.S. and world economies could result in a decrease in spending by corporations on information technology and software. This could lead to even greater competition in our markets. We cannot assure you that we will be able to successfully compete against current and future competitors, especially if customers or prospective customers decrease their level of spending on asset management products in a slowing economy. If we fail to compete successfully, our results of operations would be materially and adversely affected.

If we do not keep pace with rapid technological changes and demands in our markets, we will not remain competitive.

          Our business is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions. Our future success depends greatly on our ability to enhance certain of our existing products. Our success also depends on our ability to develop and introduce, on a timely and cost-effective basis, new products and product features to meet our customers’ changing needs, particularly involving Internet-based applications. Industry requirements for product development in our market are still evolving. Our ability to successfully and efficiently develop products that meet these evolving requirements will require high levels of innovation, as well as an accurate anticipation of technological and market trends. In addition, certain competitors may be able to devote greater financial, marketing, technical and other resources to identify and meet the evolving industry requirements. We cannot assure you that we will be able to successfully identify, develop, and market new products or product enhancements that comply with evolving industry requirements or achieve market acceptance. If we do not successfully identify, develop, and market new products or product enhancements, it could have a material and adverse effect on our results of operations.

Increasing sales cycles and other factors may result in volatility of our quarterly results.

          Traditionally, a significant portion of our revenues in any quarter had been the result of a large number of relatively small orders received during the period.  We expect the average size of our license sales transactions, however, to continue to increase in the coming years.  An increase in average deal size typically increases the length of an average sales cycle.  Potential customers spend significant time and resources determining which software to purchase.  This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software.  A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas.  Due to these and other factors, our sales cycle may be extended.  Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always forecast the timing or amount of specific sales, and sales may vary from quarter to quarter.  Further, the Company typically realizes a significant portion of its revenue from sales of software licenses in the last month of a quarter, frequently even in the last days of a quarter.  Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results.

          In addition, the market for our asset management solutions has changed dramatically over the last several years, and we expect that it will continue that trend as technology advances continue.  As our average license sale size has grown, we have shifted the primary focus of our sales and marketing efforts upon the enterprise-wide deployment of our Datastream 7i solution.  We expect to experience a decline in the large number of relatively small orders that has been a staple of our marketing and sales efforts in the past.  We have restructured our sales and marketing organizations to facilitate this move to the higher-end transactional model.  There can be no guarantee, however, that we will ultimately be successful in making this transition.  Also, the overall demand for enterprise asset management software may grow more slowly than we anticipate (or even decrease) in upcoming quarters.  We have reported fluctuations in software license revenue in each of the last three years, as we make this transition to predominately higher-end transactions. This may be an indication of the extent of market penetration into the asset management software market, as well as a retrenchment in the way companies purchase enterprise software.  To the extent that a slow down in the market for enterprise asset management software develops, it could have a materially adverse affect on our business, results of operations and financial condition.

          Other factors which could contribute to a fluctuation in our quarterly results include but are not limited to the following:

•	changes in demand for our products and services and market acceptance of new products;
•	competitive conditions in the industry;
•	changes in pricing policies of the Company or its competitors;
•	changes in customer budgets;
•	the introduction of new products or product enhancements by us and our competitors;
•	changes in our sales and marketing organization;
•	product life cycles and rotations;
•	technological changes in computer systems and environments;
•	variability in new licenses obtained;
•	loss of customers;
•	changes in the proportion of revenues attributable to licensing fees versus services;
•	changes in the level of operating expenses;
•	delay or deferral of customer implementations of their software;
•	deferral of certain product and/or service revenue to subsequent reporting periods to comply with contract accounting requirements;
•	foreign currency exchange rates; and
•	other economic conditions generally or in our particular industry.

Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors.  If that happens, the price of our common stock could decline materially.

Our solutions typically require longer implementations and other professional services engagements.

The initial implementation of our solutions generally involves an extensive period of delivery of professional services, including the configuration of the solutions, together with customer training and consultation. In addition, existing customers for other professional services projects often retain us for those projects beyond an initial implementation.  A successful implementation or other professional services project requires a close working relationship between us, the customer and often third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementations or other professional services projects, and increase risks of delay of such projects. Delays in the completion of an implementation or with any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results. In addition, customers may typically defer implementation projects or portions of such projects at any time without penalty, and such deferrals could have a material adverse effect on our business and results of operations.

Our hosting services strategy may reduce profits.

          We cannot assure you that our hosting service customers (whether of the traditional up-front license model or a subscription model) will remain customers over a sustained period of time.  A successful hosting service offering must be accessible to customers continually, without disruptions.  We cannot provide assurances that the technical infrastructure employed by hosting service customers or prospective hosting service customers is sufficiently robust to prevent disruptions in Internet services beyond our control or that of our third party hosting provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our hosting service on a competitive basis.  Such connectivity and related issues could adversely affect the growth and customer acceptance of our hosting service business model.  In addition, while our traditional business model charges an up-front license fee for access to our software applications, one of the offerings available through our hosting service business model charges a significantly lower monthly fee for rights to the same application for a defined term.  Certain customers may choose a monthly revenue model as opposed to an up-front license fee. As a result, this subscription model, if widely adopted by our customers, could significantly lower revenue and profits in the near term.

Our iProcure product strategy may not generate revenue and profits.

          Our iProcure product enables our customers to direct MRO procurement to a select group of MRO suppliers via the Internet. The market for products comparable to iProcure is competitive and there can be no assurances that we will successfully generate sufficient license and service revenue from this initiative.  Also, we charge MRO suppliers a transaction fee for each transaction executed through the iProcure network.  There can be no assurances that this transaction fee model will be profitable or sustainable in the long term.  The market for Internet-based MRO procurement has experienced considerable change over the past several years and the customer demand for solutions in this area has been significantly reduced. As we continue to market and sell the iProcure initiative, particularly internationally, we may be required to augment our technical infrastructure to meet the requirements of customers for MRO procurement solutions.  If we are not successful in any of these areas, it could have a material adverse affect on our results of operations.

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

          During 2002, we entered into an arrangement with GE Fanuc, an affiliate of GE Industrial Systems, for GE Fanuc to offer our Datastream 7i and iProcure products as the exclusive asset management component of its collaborative manufacturing solutions around the world.  Because the agreement grants GE Fanuc exclusive rights to market and sell our solutions to certain global industry segments, we will experience a reduction in revenue in those segments if GE Fanuc is not effective in its marketing and selling efforts.  We have also entered into a strategic agreement with IBM Corporation under which we have undertaken to integrate our products and solutions and to market the IBM versions of our products in preference to other versions.  Our license revenue may be affected by the success and acceptance of the IBM WebSphere and DB2 products relative to those of IBM’s competitors.  We may experience difficulties in gaining market acceptance of the IBM version of our solutions, and difficulties in integrating and coordinating our products and sales efforts with those of IBM.  In addition, customers or prospects that have not adopted the IBM technology platform may view our alliance with IBM negatively, and competitive alliances may emerge among other companies that are more attractive to our customers and prospective customers.

          The success of our iProcure™ solution is substantially dependent upon our strategic relationships with certain spare parts suppliers and service providers who pay a transaction fee for orders placed through the iProcure™  network.  We have more than 150 strategic supplier agreements, none of which represent significant revenues.  Our third party suppliers and service providers may not view their relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers’ procurement in the future.  Therefore, we cannot assure you that any of these relationships will be successful in the long term.  We also cannot assure you that we will be able to establish new agreements, that these agreements can be renewed on commercially acceptable terms or that any relationships, if established, will be commercially successful.

          Our hosting service business model depends heavily on hosting services provided by a third party.  To be successful, the hosted application must be accessible to customers continually, without any disruptions.  If our third party service provider fails to provide consistent access of the application to our customers, it would have a material adverse effect on our business.   We cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party hosting provider.  Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our hosting service on a competitive basis.  As we expand our hosting service and iProcure offerings internationally, we may need to augment our existing technical infrastructure on a global or regional basis, to provide the complete array of services and availability that hosting customers require.

Our future success is substantially dependent on third party technologies.

          We rely heavily on third parties that supply us with certain technologies that are crucial to our success.  In particular, our line of Internet-based applications is highly dependent on Oracle technology, including Oracle database technology and development tools.  If such technology does not achieve continued market acceptance or if Oracle were to develop application software that successfully competed with our application software, it could have a material adverse effect on the acceptance of the Company’s products, and thus our results of operations.

          We also expect to increasingly depend on third party technology that facilitates the integration of our products with other systems of our clients.  This integration is crucial to our solution.  We cannot assure you that third parties will continue to develop new versions of products that successfully facilitate this integration.  We also cannot assure you that that the third party technology licenses we depend upon or suitable alternatives will continue to be available to us on commercially reasonable terms, if at all. As we continue to introduce new products that incorporate new technologies, we may license additional technology from additional third parties.  Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions, which could materially and adversely impact our results of operations.

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

          We generate our international sales through our international sales subsidiaries, as well as through a variety of indirect sales and marketing channel alliances.  Our business, and our ability to maintain and expand our operations internationally, is subject to the risks inherent in international business activities, including, in particular:

•	difficulty in staffing and managing an organization spread over various countries;
•	greater difficulty in safeguarding our intellectual property;
•	acceptance of localized versions or our products;
•	cultural differences in the conduct of business;
•	maintaining uniform administrative controls in each country in accounting for customer contractual commitments;
•	general economic and political conditions in each country;
•	fluctuating economic and political conditions affecting geographic regions;
•	foreign currency exchange rate fluctuations;
•	increased trade restrictions;
•	changes in tariff rates;
•	longer accounts receivable payment cycles in certain countries;
•	product compliance with local language and business customs;
•	unexpected changes in regulatory requirements; and
•	compliance with a variety of foreign laws and regulations.

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

          Further, we conduct virtually all of our business in US Dollars, European Euros, Japanese Yen, United Kingdom Pound Sterling, Singapore and Australian Dollars, Argentinean, Chilean and Mexican Pesos, Brazilian Real, and Chinese Renminbi.  Changes in the value of these currencies relative to the dollar could negatively impact our financial condition.  We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to US Dollars could adversely affect the net fair value of the foreign denominated cash upon conversion.

Deterioration of economic and political conditions could adversely affect operations.

          Over the past several quarters, the United States and regional economies around the world have experienced recession or similar economic conditions.   The continuing downturn in economic conditions has led to a reduced demand for a variety of goods and services, including software and other technology products.  While we have been relatively successful in selling in this economic climate over the past year, if conditions decline or fail to improve, we could experience a decrease in the overall demand for our software and services that could harm our operating results.  In addition, as we have operational presence in the United States, as well as throughout Europe, Latin America, and the Pacific Rim, we are subject to the economic and political uncertainties that may be associated with the threat of terrorism or military action taken by the United States or its allies in response to that threat.  These risks include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of such threat or the response to it; and

•

the possibility that air travel delays or cancellations and restrictions imposed by companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites or customers’ inability to visit our offices.

In the current uncertain economic and political environment, our revenue and our license revenue in particular, is difficult to forecast and will likely be less predictable from quarter to quarter.  If we have a shortfall in revenue in any given quarter, we probably will not be able to reduce our operating expenses quickly in response.  Thus, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter.

Our product strategy depends on the continued acceptance of the Internet for business transactions.

          As we continue to develop and market Internet-based products, our success will increasingly depend on the continued use and development of the Internet as a tool for the transaction of business.  We cannot assure you that the infrastructure or complementary services necessary to maintain the Internet will sufficiently address the requirements of our products or the demands of our marketplace.  If the Internet fails as a medium for business transactions, it would have a material adverse affect on our results of operations.

We must recruit and retain key employees in order to be successful.

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

          Our success also depends in part on our ability to attract, hire, train, retain and motivate qualified personnel, with appropriate levels of managerial and technical capabilities.  Our business generally requires a significant level of expertise to effectively develop and market our products and services.  We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel.  We believe that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time-consuming process.  Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in personnel. We cannot assure you that we will be successful in attracting and retaining the personnel required to conduct and expand our operations successfully.  Our business, financial condition and results of operations could be materially and adversely affected if we were unable to attract, hire, train, retain and motivate qualified personnel.

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

Security risks and concerns may deter the use of the Internet for our applications.

          A significant barrier to communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for our market. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt iProcure or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

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

          Fluctuations in Foreign Exchange Rates.  In 2002, revenue generated outside the United States accounted for approximately 39% of total revenue.  Significant revenues (i.e., greater than 5% of total revenues) were derived in France (7.3%) and The Netherlands (5.8%), with the balance derived primarily from the nine remaining countries (Argentina, Brazil, Chile, China, Germany, Japan, Mexico, Singapore and the United Kingdom) in which the Company maintains subsidiary or branch operations.  Many of the Company’s foreign sales were denominated in the currencies of the local country.  As such, the Company’s reported profits and cash flows are exposed to changing exchange rates or weak economic conditions.  Historically, exchange rate exposure has been minimal; however, management is evaluating alternatives to reduce the risk associated with fluctuations in the value of the US dollar in the foreign exchange markets.

          The currencies in which the Company generates foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure.  Local currency revenues generated by the Company’s foreign subsidiaries are used to pay local currency expenses.  At any point in time, the Company’s foreign operations hold financial assets and liabilities that are denominated in the local currency.  These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables.  At December 31, 2002, cash denominated in foreign currencies was approximately $11.0 million.

          Long-Term Investments. The Company has an available-for-sale investment security in the preferred stock of a private company.  The Company evaluates the market value of its investment on a periodic basis.  Significant changes the market value could cause a decline in the fair value of the investment.

Item 8.     Financial Statements and Supplementary Data.

          The financial statements required by this item are filed as part of this Annual Report on pages F-1 through F-24 immediately preceding the signature page to this Annual Report.  The supplementary financial information required by this item are filed as part of this Annual Report under the section titled “Quarterly Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and on pages S-1 through S-2 immediately preceding the signature page to this Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

          Certain information required by Part III, Items 10, 11, 12 and 13 is omitted from this Annual Report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (“Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report containing the information required by such items.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 14.	Controls and Procedures.

          (a)    Evaluation of Disclosure Controls and Procedures.   Within 90 days prior to the filing of this Annual Report, (the “Evaluation Date”), our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act).   Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in the time periods specified in the Securities and Exchange Commission’s rules and forms.

          (b)   Changes in Internal Controls.    Since the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

	•	Independent Auditors’ Report.
	•	Consolidated Balance Sheets as of December 31, 2001 and 2002.
	•	Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002.
	•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2000, 2001 and 2002.
	•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.
	•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

	•	Allowance for Doubtful Accounts Receivable.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

	Exhibit Number	Description

	3.1*	Amended and Restated Certificate of Incorporation.

	3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

	3.1(b)°	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

	3.2*	Bylaws.

	3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

	4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

	4.2*	Specimen Stock Certificate.

	4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

	10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

	10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

	10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

	10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

	10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

	10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 10, 2002).(1)

	10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version)

	10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version)

	10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version)

	10.4(d)	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

	10.5	Datastream Systems, Inc. German Stock Option Plan.

	10.6	Datastream Systems, Inc. Australian Stock Option Plan.

	10.7	Datastream Systems, Inc. Argentinean Stock Option Plan.

	10.8	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

	21	Subsidiaries of the Company.

	23	Consent of KPMG LLP.

	24	Power of Attorney (included on signature page hereto).

	99.1	Certification pursuant to Section 906 of the Sarbarnes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001.

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix B to the Company’s definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, filed May 10, 2002 (File No. 000-25590).

+++++	Incorporated herein by reference to Exhibit 99.1 in Companys form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

°	Incorporated by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

(b)	Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K in the quarter ended December 31, 2002.

Independent Auditors’ Report

The Board of Directors and Stockholders Datastream Systems, Inc:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/   KPMG LLP

Greenville, South Carolina February 5, 2003

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2002

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$25,396,939	$34,721,471
Accounts receivable, net of allowance for doubtful accounts of $1,868,072 and $1,396,984 in 2001 and 2002, respectively	17,483,350	18,116,426
Unbilled revenue, net of allowance of $320,000 and $100,000 in 2001 and 2002, respectively	2,675,670	2,003,107
Income taxes receivable	1,098,919	472,841
Prepaid expenses	1,270,568	1,033,465
Inventories	17,765	26,992
Deferred income taxes	981,488	929,438
Other assets	1,728,295	1,536,663

Total current assets	50,652,994	58,840,403
Investment	2,000,000	2,000,000
Property and equipment, net	12,031,550	10,696,968
Deferred income taxes, net	6,664,009	5,287,633
Other intangible assets, net of accumulated amortization of $481,250 and $30,027 in 2001 and 2002, respectively	68,750	83,758

Total assets	$71,417,303	$76,908,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,432,947	$2,913,611
Other accrued liabilities	8,029,992	9,348,113
Unearned revenue	12,330,840	15,105,756

Total current liabilities	22,793,779	27,367,480
Total liabilities	22,793,779	27,367,480

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,000,668 and 21,090,200 shares issued and outstanding at December 31, 2001 and 2002, respectively	210,006	210,902
Additional paid-in capital	86,501,216	87,196,093
Accumulated deficit	(30,602,457)	(28,761,966)
Accumulated other comprehensive loss	(1,303,570)	(1,877,654)
Treasury stock, 859,000 and 1,028,600 shares at December 31, 2001 and 2002, respectively	(6,181,671)	(7,226,093)

Total stockholders’ equity	48,623,524	49,541,282

Total liabilities and stockholders’ equity	$71,417,303	$76,908,762

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Revenues:
Product	$29,371,329	$25,782,578	$26,026,478
Professional services and support	67,996,898	63,742,715	63,975,770

Total revenues	97,368,227	89,525,293	90,002,248

Cost of revenues:
Cost of product revenues	1,981,578	1,383,492	1,246,353
Cost of professional services and support revenues	40,041,657	33,881,038	31,510,472

Total cost of revenues	42,023,235	35,264,530	32,756,825

Gross profit	55,344,992	54,260,763	57,245,423
Operating expenses:
Sales and marketing	44,405,152	36,228,614	33,381,381
Product development	15,887,136	12,383,942	10,682,960
General and administrative	12,954,302	9,816,331	10,886,174
Goodwill amortization	3,021,662	2,266,247	—
Impairment of goodwill and other long-lived assets	—	9,955,330	—

Total operating expenses	76,268,252	70,650,464	54,950,515

Operating income (loss)	(20,923,260)	(16,389,701)	2,294,908
Other income (expense):
Interest and other income	768,200	792,429	543,121
Interest expense	(85,347)	—	—
Other expense	(4,703,423)	—	—

Net other income (expense)	(4,020,570)	792,429	543,121

Income (loss) before income taxes	(24,943,830)	(15,597,272)	2,838,029
Income tax expense (benefit)	(8,100,572)	(1,078,023)	997,538

Net income (loss)	$(16,843,258)	$(14,519,249)	$1,840,491

Basic net income (loss) per share	$(0.84)	$(0.71)	$0.09

Diluted net income (loss) per share	$(0.84)	$(0.71)	$0.09

Basic weighted average number of common shares outstanding	20,008,710	20,403,166	20,138,137

Diluted weighted average number of common shares outstanding	20,008,710	20,403,166	20,557,985

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2000, 2001 and 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 1999	$196,742	$70,533,683	$760,050	$(153,265)	$(4,052,763)	$67,284,447
Comprehensive loss
Net loss	—	—	(16,843,258)	—	—	(16,843,258)
Unrealized loss on securities available-for-sale	—	—	—	(102,622)	—	(102,622)
Foreign currency translation adjustment	—	—	—	(203,241)	—	(203,241)

Total comprehensive loss						(17,149,121)

Exercise of stock options	9,469	7,086,418	—	—	—	7,095,887
Tax benefit of options exercised	—	1,851,000	—	—	—	1,851,000
Stock issued for Employee Stock Purchase Plan	395	472,349	—	—	—	472,744
Amortization of compensatory stock options	—	237,677	—	—	—	237,677
Shares issues for legal settlement	700	804,300	—	—	—	805,000

Balance at December 31, 2000	207,306	80,985,427	(16,083,208)	(459,128)	(4,052,763)	60,597,634
Comprehensive loss
Net loss	—	—	(14,519,249)	—	—	(14,519,249)
Foreign currency translation adjustment	—	—	—	(844,442)	—	(844,442)

Total comprehensive loss						(15,363,691)

Exercise of stock options	887	590,957	—	—	—	591,844
Tax benefit of options exercised	—	3,206,097	—	—	—	3,206,097
Stock issued for Employee Stock Purchase Plan	488	365,850	—	—	—	366,338
Amortization of compensatory stock options	—	104,210	—	—	—	104,210
Shares issued for legal settlement	1,325	1,248,675	—	—	—	1,250,000
Acquisition of 454,000 shares	—	—	—	—	(2,128,908)	(2,128,908)

Balance at December 31, 2001	210,006	86,501,216	(30,602,457)	(1,303,570)	(6,181,671)	48,623,524
Comprehensive income
Net income	—	—	1,840,491	—	—	1,840,491
Foreign currency translation adjustment	—	—	—	(574,084)	—	(574,084)

Total comprehensive income						1,266,407

Exercise of stock options	553	281,673	—	—	—	282,226
Tax benefit of options exercised	—	10,988	—	—	—	10,988
Stock issued for Employee Stock Purchase Plan	343	176,556	—	—	—	176,899
Amortization of compensatory stock options	—	111,875	—	—	—	111,875
Warrants issued		113,785	—	—	—	113,785
Acquisition of 169,600 shares	—	—	—	—	(1,044,422)	(1,044,422)

Balance at December 31, 2002	$210,902	$87,196,093	$(28,761,966)	$(1,877,654)	$(7,226,093)	$49,541,282

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$(16,843,258)	$(14,519,249)	$1,840,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,167,553	4,440,513	3,962,947
Amortization of goodwill	3,021,662	2,266,247	—
Amortization of other intangible assets	206,250	275,000	98,777
Change in allowances for doubtful accounts	(223,766)	(1,151,381)	(691,088)
Stock based compensation	237,677	104,210	111,875
Issuance of shares in legal settlement	805,000	1,250,000	—
Deferred income taxes	(2,255,000)	(3,980,497)	1,428,426
Impairment of goodwill and other long-lived assets	—	9,955,330	—
Changes in operating assets and liabilities:
Accounts receivable	7,487,612	6,771,680	(161,988)
Unbilled revenue	264,002	(773,925)	892,563
Prepaid expenses	(223,297)	344,757	237,103
Income taxes receivable / payable	(7,774,817)	11,612,067	637,066
Inventories	(15,606)	107,294	(9,227)
Other assets	351,494	(369,610)	191,632
Accounts payable	(455,283)	(1,031,174)	480,664
Other accrued liabilities	3,437,577	(2,804,997)	1,318,121
Unearned revenue	1,586,347	2,156,513	2,774,916

Net cash provided by (used in) operating activities	(5,225,853)	14,652,778	13,112,278

Cash flows from investing activities:
Proceeds from sale and maturities of investments, net of purchases	2,348,008	—	—
Additions to property and equipment	(5,709,722)	(2,516,423)	(2,628,365)
Purchase of customer list	(550,000)	—	—

Net cash used in investing activities	(3,911,714)	(2,516,423)	(2,628,365)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,095,887	591,844	282,226
Proceeds from stock issuances under employee purchase plan	472,744	366,338	176,899
Acquisition of treasury stock	—	(2,128,908)	(1,044,422)
Principal payments on long-term debt	(653,105)	(211,763)	—

Net cash provided by (used in) financing activities	6,915,526	(1,382,489)	(585,297)

Foreign currency translation adjustment	(203,241)	(844,442)	(574,084)
Net increase (decrease) in cash and cash equivalents	(2,425,282)	9,909,424	9,324,532
Cash and cash equivalents at beginning of year	17,912,797	15,487,515	25,396,939

Cash and cash equivalents at end of year	$15,487,515	$25,396,939	$34,721,471

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$92,114	$43,290	$—

Income taxes	$2,036,114	$—	$—

Supplemental disclosure of non-cash investing activities:
Unrealized net loss on investments available for sale, net of income taxes	$(102,622)	$—	$—

Issuance of warrants	$—	$—	$113,785

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(1)	Summary of Significant Accounting Policies

	(a)	Nature of Business

Datastream Systems, Inc. (the “Company” or “Datastream”) provides  asset performance management (APM) software, automated procurement and supporting services to organizations worldwide, including more than 60 percent of the Fortune 500. Customers rely on Datastream’s products and services to reduce operating costs and improve productivity through better management of capital assets.

Datastream was founded in 1986 and has customers in more than 140 countries.  In addition to its U.S. operations, the Company has direct sales offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Japan, Mexico, The Netherlands, Singapore, and the United Kingdom.

	(b)	Basis of Presentation

The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

	(c)	Revenue Recognition

The Company’s revenue consists primarily of fees for product sales, professional services, hosting and customer support.  The Company generally recognizes product revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to the multiple elements of the arrangement.  Fees are considered fixed or determinable upon receipt of a signed license agreement and completion of negotiations.  Management actively strives to achieve net 30 day payment terms depending on market and customer specific conditions.  If payment terms extend beyond twelve months, revenue is recognized as payments are received.

The amount of product revenue is determined based on the residual amount of the multiple element contract value that is not assigned to other elements based on VSOE of those elements.  If an acceptance period is required, the Company generally recognizes revenue upon customer acceptance or the expiration of the acceptance period.

The Company recognizes support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year.  The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets.

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

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

The Company’s standard agreements do not contain product return rights.  The Company provides a standard warranty of 30 days from the date of sale.  The Company continually evaluates its obligations with respect to warranties, returns and refunds.  Based on historical trends and management’s evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts.  The Company may, in certain circumstances, grant discounts for product sales.  The discounts are recognized as a reduction of product revenue.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In determining the allowance for doubtful accounts, the Company reviews the rolling twelve month average of account write-offs, customer specific account risks, accounts receivable aging, and geographic specific factors that may impact international accounts.  These factors combine to establish the allowance for doubtful accounts balance.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(f)	Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.  The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.

(g)	Investment Security

The Company’s investment security is classified as available-for-sale, thus recorded at fair value.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security established.  Dividend and interest income are recognized when earned.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(h)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Substantially all of the Company’s inventory is software-related products.

(i)	Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting and using the accelerated and modified accelerated cost recovery systems for income tax reporting purposes.  The estimated useful lives generally assigned are as follows:

Building and improvements	12 to 39 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 years
Automobiles	5 years

(j)	Research & Development Costs

During the years ended December 2000, 2001 and 2002, total costs incurred for software development activities were $15,887,136, $12,383,942, and $10,682,960 respectively.  Costs eligible for capitalization under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to the consolidated financial statements.

(k)	Derivative Financial Instruments

Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes the proper accounting and reporting standards for derivative instruments and requires that all derivatives be recorded on the balance sheet at fair value.  The Company does not have derivative financial instruments.

(l)	Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

	2000	2001	2002

Net income (loss) as reported	$(16,843,258)	$(14,519,249)	$1,840,491
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	237,677	104,210	111,875
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(8,993,223)	(3,685,371)	(5,891,917)

Pro forma net income (loss)	$(25,598,804)	$(18,100,410)	$(3,939,551)
Basic net income (loss) per share:
As reported	$(.84)	$(.71)	$.09
Pro forma	$(1.28)	$(.89)	$(.20)
Diluted net income (loss) per share:
As reported	$(.84)	$(.71)	$.09
Pro forma	$(1.28)	$(.89)	$(.20)

(m)	Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with FAS 109. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

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

December 31, 2000, 2001 and 2002

(o)	Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency.  Exchange gains and losses for transactions which are denominated in a currency other than a foreign subsidiary’s local currency are recognized in the consolidated statements of operations.  Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations.  Translation gains or losses are recognized as a component of equity in “Accumulated Other Comprehensive Income (Loss)”.

(p)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustments and net unrealized losses on available-for-sale securities and is presented in the consolidated statements of stockholders’ equity and other comprehensive income (loss).

(q)	Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002.  The adoption of SFAS 141 and 142 did not have a material  impact on the Company’s consolidated financial statements.

In August, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS 144 as of January 1, 2002.  The adoption of SFAS 144 did not have a material  impact on the Company’s consolidated financial statements.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”).  This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”).  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation and sets forth additional disclosures about such interests. FIN 46 is effective for the Company’s year ending December 31, 2003.  The adoption of  FIN 46  is not expected to have a material effect on the Company’s consolidated financial statements.

(r)	Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was approximately $3,535,000, $3,022,000 and $1,977,000 in 2000, 2001 and 2002, respectively.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(s) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including estimates and assumptions for allowances for doubtful accounts receivable, and deferred tax assets, valuation of investments, functional currencies, and deferred revenues.  Actual results could differ from those estimates.

(t) Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.  These reclassifications had no impact on stockholders’ equity or net loss as previously reported.

(2)	Investment Security

The Company owns 249,688 shares of convertible preferred stock (adjusted for a one to three reverse stock split) of an unrelated company.  This investment is being accounted for as an available-for-sale equity security and is included in non-current investments in the accompanying consolidated balance sheets at its estimated fair value of $2,000,000.

(3)	Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

At December 31, 2001 and 2002, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

At December 31, 2001 and 2002, investment securities are carried at fair value.

(4)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2001	2002

Land	$490,314	$490,314
Building	7,647,840	9,039,271
Computer equipment and software	18,878,816	19,608,744
Furniture and fixtures	2,870,704	2,483,127

	29,887,674	31,621,456
Accumulated depreciation	(17,856,124)	(20,924,488)

	$12,031,550	$10,696,968

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

The Company capitalizes certain development costs for internal-use software.  Capitalized costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use software, and (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project.  Total costs capitalized are included in property and equipment in the consolidated balance sheets and have not been material.

(5)	Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2001	2002

Accrued salaries and commission	$2,370,525	$2,345,584
Value added taxes	2,058,649	1,779,228
Other accrued liabilities	3,600,818	5,223,301

	$8,029,992	$9,348,113

(6)	Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	Current	Deferred	Total

2000:
Federal	$(4,876,903)	$(766,000)	$(5,642,903)
State	(130,549)	(388,000)	(518,549)
Foreign	(838,120)	(1,101,000)	(1,939,120)

	$(5,845,572)	$(2,255,000)	$(8,100,572)

2001:
Federal	$—	$(1,787,592)	$(1,787,592)
State	—	(208,202)	(208,202)
Foreign	539,921	377,850	917,771

	$539,921	$(1,617,944)	$(1,078,023)

2002:
Federal	$(1,432,027)	$1,056,014	$(376,013)
State	—	(45,567)	(45,567)
Foreign	1,001,139	417,979	1,419,118

	$(430,888)	$1,428,426	$997,538

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

During the period 2000 to 2002, various employees exercised their incentive stock options and disposed of the underlying common stock of the Company prior to the one-year stock holding period as mandated by Internal Revenue Code Section 422(a)(1).  As a result, the Company measured the compensation element associated with such disqualifying dispositions of stock and reported such amounts to the employees as income.  The resulting income tax deduction available to the Company created deferred income tax benefits that are recorded directly to additional paid-in capital in accordance with Accounting Principles Board Opinion No. 25.  Such amounts were $1,851,000, $3,206,097 and $10,988, for 2000, 2001 and 2002, respectively.

Income tax expense (benefit) differed from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

	2000	2001	2002

Computed “expected” tax expense (benefit)	$(8,480,902)	$(5,303,072)	$993,310
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefits	(309,570)	(137,413)	(29,013)
Goodwill amortization	1,027,365	4,155,336	—
Research and development credit	(500,000)	(335,000)	99,906
Valuation allowance	591,000	480,036	(144,978)
Other, net	(428,465)	62,090	78,313

Actual tax expense (benefit)	$(8,100,572)	$(1,078,023)	$997,538

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2001	2002

Deferred tax assets:
Net operating loss and tax credit carryforwards	$9,030,794	$7,819,882
Accrued expenses and allowances	1,502,384	1,139,892

Total gross deferred tax assets	10,533,178	8,959,774
Less valuation allowance	(2,887,681)	(2,742,703)

Net deferred tax assets	$7,645,497	$6,217,071

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

The valuation allowance for deferred tax assets as of December 31, 2001 and 2002 was $2,887,681 and $2,742,703, respectively, and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery.  The net change in the valuation allowance for deferred income tax assets for the year ended December 31, 2001 and 2002 was an increase of $480,036 and a decrease of $144,978, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, such as projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income in the United States of approximately $17,000,000 prior to the expiration of the net operating loss carryforwards in 2020. Taxable income (loss) in the United States for the years ended December 31, 2001 and 2002, was $(4,222,041) and $1,348,080, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2002 the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $3,720,000, $1,513,000, and $515,000 respectively, which expire in varying amounts beginning in the year 2020.  The Company also has incurred foreign losses in the amount of approximately $8,005,000 that are available to offset future taxable income in foreign jurisdictions.  Approximately $1,953,000 of the foreign net operating loss carryforward will expire in varying amounts beginning in the year 2005 while the remainder can be carried forward indefinitely. At December 31, 2002, unremitted earnings of subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

(7)	Employee Savings and Retirement Plan

Effective September 1, 1992, the Company established a 401(k) Retirement Plan under Section 401(k) of the Internal Revenue Code.  The Plan is funded in part from employee voluntary contributions with the Company’s contribution equal to one-half of the employee’s contribution up to 3% of their compensation.  The Plan provided for voluntary employee contributions of up to 15% of their total compensation until April 1, 2001 at which time employees could contribute up to 20% of their total compensation or $11,000.

The Company’s contributions to the Plan totaled approximately $621,000, $698,000 and $652,000 in 2000, 2001 and 2002, respectively.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(8)	Stock Compensation Plans

The Company has several stock compensation plans. The plans are described below.

Options granted under the 1995 Stock Option Plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the option agreement.  Options under the plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date.  Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1997 European Stock Option Plan have varying vesting patterns up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the option agreement.  Options granted under the EU Plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

Options granted under the Datastream Systems, Inc. 1998 Stock Option Plan vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the option agreement.  Options under the Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date.  Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

Options granted pursuant to Datastream Systems, Inc. 1998 Singapore Stock Option Plan vest incrementally over a period of one to three years, depending on the terms of the option agreement, and expire ten years from the date of grant.  Options are granted at the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1998 German Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the  option agreement, and expire ten years from the date of grant.  Options are granted at the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1998 Australian Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the  option agreement, and expire ten years from the date of grant.  Options are granted at the fair market value of the underlying shares at the grant date.

Options granted pursuant to the Datastream Systems, Inc. 1999 Argentinean Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the  option agreement, and expire ten years from the date of grant.  Options are granted at the fair market value of the underlying shares at the grant date.

As of December 31, 2002, there were 1,135,094 options available for grant under the above plans.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

A summary of activity in the plans noted above during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price

Stock options outstanding:
Balance at December 31, 1999	3,393,562	$8.94
Granted	1,763,748	9.32
Exercised	(960,033)	7.90
Forfeited	(578,199)	10.74

Balance at December 31, 2000	3,619,078	$9.12

Granted	800,083	3.59
Exercised	(88,668)	6.67
Forfeited	(427,038)	9.69

Balance at December 31, 2001	3,903,455	$7.98

Granted	395,350	6.98
Exercised	(46,223)	5.38
Forfeited	(367,865)	8.33

Balance at December 31, 2002	3,884,717	$7.87

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

The following table summarizes information about stock options outstanding under the plans noted above at December 31, 2002:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted - Average Exercise Price

2.28 – 4.55	705,968	7.5	313,869	3.17
4.55 – 6.83	235,649	8.3	42,286	6.03
6.83 – 9.10	1,972,139	6.8	1,374,906	8.20
9.10 – 11.38	704,175	5.6	678,174	10.55
11.38 – 13.65	221,653	6.8	173,402	12.17
13.65 – 15.93	17,133	4.9	17,133	14.60
15.93 – 18.20	15,500	7.1	12,166	17.81
18.20 – 20.48	2,500	7.1	1,667	18.50
20.48 – 22.75	10,000	5.2	10,000	22.50

	3,884,717	6.8	2,623,603	8.58

The per share weighted-average fair value of stock options granted under the plans during 2001 and 2002 was $1.58 and $6.81, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 – expected dividend yield of 0%; expected volatility of 85.8%; risk-free interest rate of 5.1%, and an expected life of 10 years.  2002 – expected dividend yield of 0%; expected volatility of 138.2%; risk-free interest rate of 4.1%, and an expected life of 10 years.

Stock Option Plan for Directors

Under the Director’s Plan, eligible directors automatically receive options to purchase, at the fair market value of a share on the date of grant, (i) 9,000 shares of Common Stock upon the commencement of their service as a director and (ii) 4,000 shares of Common Stock annually as of the first business day of each fiscal year.

As of December 31, 2002, there were 106,000 options available for grant under the Director’s Plan.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

A summary of activity in the Directors’ Plan during the periods indicated are as follows:

	Number of Shares	Weighted- Average Exercise Price

Stock options outstanding:
Balance at December 31, 1999	55,000	7.55
Granted	8,000	22.75

Balance at December 31, 2000	63,000	9.48
Granted	17,000	9.07

Balance at December 31, 2001	80,000	9.39
Granted	16,000	7.52
Exercised	(9,000)	3.75
Canceled	(11,000)	12.98

Balance at December 31, 2002	76,000	9.15

The following table summarizes information about stock options outstanding under the Director’s Plan at December 31, 2002:

	Options Outstanding		Options exercisable

Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted - Average Exercise Price

2.28 – 4.55	18,000	2.1	18,000	3.75
4.56 – 6.82	8,000	9.0	—	—
6.83 – 9.10	20,000	8.4	12,000	8.70
9.10 – 11.38	18,000	5.5	18,000	9.71
13.65 – 15.93	6,000	5.0	6,000	15.25
20.48 – 22.75	6,000	7.0	6,000	22.75

	76,000	5.9	60,000	9.58

The per share weighted-average fair value of stock options granted under the Director’s Plan during 2001 and 2002 was $3.63 and $7.36 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 – expected dividend yield of 0%; expected volatility of 85.8%; risk-free interest rate of 5.1%, and an expected life of 10 years.  2002 – expected dividend yield of 0%; expected volatility of 138.2%; risk-free interest rate of 4.1%, and an expected life of 10 years.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

Warrants

In connection with entering into a software development and licensing agreement, Datastream issued a warrant during the first quarter 2002 to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allows for net share settlement at the option of the warrant holder and provides “piggy back ” registration rights for the underlying common stock.

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

Employee Stock Purchase Plan

The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower.  The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended.  The Board of Directors and the Company’s stockholders have reserved 400,000 shares of common stock for future issuance pursuant to the Purchase Plan.  Under the Plan, the Company sold 39,500, 48,800 and 34,300 shares in 2000, 2001 and 2002, respectively.

(9)	Leases

The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes.  At December 31, 2002, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2007 are as follows:

2003	$1,555,615
2004	1,143,777
2005	898,447
2006	683,395
2007	3,632

$4,284,866

Rent expense for the years ended December 31, 2000, 2001 and 2002, was $1,576,891, $1,369,353, and $1,374,091, respectively.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(10)	Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management.  The Company manages the Asset Performance Management business over geographical regions.  The principal areas of operation include the United States, Europe, Latin America and Asia.  Financial information concerning the Company’s operations in different geographical regions is as follows:

	United States	Europe	Latin America	Asia	Total

2000:
Total revenues	$65,414,206	$20,153,867	$6,969,087	$4,831,067	$97,368,227
Operating income (loss)	(16,475,774)	(3,269,455)	19,447	(1,197,478)	(20,923,260)
Total assets	64,459,985	12,967,518	3,929,417	3,925,914	85,282,834
2001:
Total revenues	$58,275,191	$18,422,614	$7,608,057	$5,219,431	$89,525,293
Operating loss	(15,174,405)	(655,952)	(275,377)	(283,967)	(16,389,701)
Total assets	51,070,715	11,835,534	4,227,568	4,283,486	71,417,303
2002:
Total revenues	$57,221,428	$20,327,031	$6,463,695	$5,990,094	$90,002,248
Operating income (loss)	1,379,470	777,317	162,501	(24,380)	2,294,908
Total assets	50,501,221	15,087,052	5,484,215	5,836,274	76,908,762

The United States revenues include international revenues of $3,451,000, $2,935,000, and $2,445,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(11)	Reconciliation of Basic and Diluted Income per Share

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

	Income (loss)	Shares	Per Share Amount

2000:
Basic loss per share	$(16,843,258)	20,008,710	$(.84)

Effect of dilutive securities:
stock options	—	—

Diluted loss per share	$(16,843,258)	20,008,710	$(.84)

2001:
Basic loss per share	$(14,519,249)	20,403,166	$(.71)

Effect of dilutive securities:
stock options	—	—

Diluted loss per share	$(14,519,249)	20,403,166	$(.71)

2002:
Basic income per share	$1,840,491	20,138,137	$.09

Effect of dilutive securities:
stock options	—	419,848

Diluted income per share	$1,840,491	20,557,985	$.09

(12)	Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business.  No such current claims are expected, individually or in the aggregate, to have a material adverse affect on the Company.

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

(Continued)

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

In an unrelated matter, in 2000, the Company agreed to settle an escrow dispute related to its 1996 acquisition of SQL Systems.  Under the terms of the settlement, the Company agreed to release 70,000 shares of the Company’s common stock that had been held in escrow to the former shareholders of SQL Systems.

The settlement charges and related legal fees are included in other expense in the accompanying consolidated statements of operations.

(13)	Goodwill

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

In accordance with the provisions of SFAS 121, the Company first considered the expected future cash flows (undiscounted) attributable to the international operations holding the intangible assets. Because the sum of the expected cash flows (undiscounted) attributable to these operations was less than the carrying value of their long-lived assets, the assets were considered impaired.  Impairment was calculated by deducting the estimate of fair value from the carrying value of the assets. The estimate of fair value was based upon the discounted estimated future cash flows for the geographic regions impacted for the relevant years using a discount rate based upon weighted average cost of capital for comparable companies and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates.

As a result of this analysis, the Company recorded an impairment charge of $9,955,330 in 2001 to reduce goodwill and other long-lived assets to fair value. The impairment charge was associated with the Company’s European acquisitions of SQL Group B.V. ($2,337,011) and Datastream Systems GmbH & Co KG ($2,472,444), the Company’s Pacific Rim acquisitions of Datastream Systems Pte Ltd. ($3,075,288) and Datastream Systems Pty Ltd. ($611,802) and the Company’s Latin American acquisition of Computec S.A. and Datastream Systems de Mexico S.A. de C.V. ($1,458,785).

Independent Auditors’ Report

The Board of Directors
Datastream Systems, Inc:

Under date of February 5, 2003, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, which are included herein.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule.  The consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina February 5, 2003

S-1

Datastream Systems, Inc.

Allowance for Doubtful Accounts Receivable and Unbilled Revenue

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Deductions	Balance at End of Year

Allowance for doubtful accounts - accounts receivable:
Year ended December 31, 2000	$3,388,719	$1,775,084	$(1,980,350)	$3,183,453

Year ended December 31, 2001	$3,183,453	$967,720	$(2,283,101)	$1,868,072

Year ended December 31, 2002	$1,868,072	$1,085,945	$(1,557,033)	$1,396,984

Allowance for doubtful accounts -unbilled revenue:
Year ended December 31, 2000	$174,500	$—	$18,500	$156,000

Year ended December 31, 2001	$156,000	$164,000	$—	$320,000

Year ended December 31, 2002	$320,000	$(220,000)	$—	$100,000

S-2

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASTREAM SYSTEMS, INC.

Date: March 27, 2003	By:	/s/ LARRY G. BLACKWELL

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 27, 2003.

Signature	Title

/s/ LARRY G. BLACKWELL	Chairman of the Board, President And Chief Executive Officer (principal executive officer)

Larry G. Blackwell

/s/ C. ALEX ESTEVEZ	Chief Financial Officer (principal financial and accounting officer)

C. Alex Estevez

/s/ RICHARD T. BROCK	Director

Richard T. Brock

/s/ IRA D. COHEN	Director

Ira D. Cohen

/s/ JOHN M. STERLING, JR.	Director

John M. Sterling, Jr.

/s/ JAMES R. TALTON, JR.	Director

James R. Talton, Jr.

CERTIFICATIONS

I, Larry G. Blackwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Datastream Systems, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ LARRY G. BLACKWELL

Larry G. Blackwell President and Chief Executive Officer Datastream Systems, Inc.

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Datastream Systems, Inc. and will be retained by Datastream Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATIONS

I, C. Alex Estevez, certify that:

1.	I have reviewed this annual report on Form 10-K of Datastream Systems, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ C. ALEX ESTEVEZ

C. Alex Estevez Chief Financial Officer Datastream Systems, Inc.

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Datastream Systems, Inc. and will be retained by Datastream Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)°	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 10, 2002).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version)

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version)

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version)

10.4(d)	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5	Datastream Systems, Inc. German Stock Option Plan.

10.6	Datastream Systems, Inc. Australian Stock Option Plan.

10.7	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

24	Power of Attorney (included on signature page hereto).

99.1	Certification pursuant to Section 906 of the Sarbarnes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001.

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix B to the Company’s definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, filed May 10, 2002 (File No. 000-25590).

+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

°	Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.