Form 10-Q
period 2003-03-31
DATASTREAM SYSTEMS INC
filed 2003-05-15
CIK 938481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER:  000-25590

DATASTREAM SYSTEMS, INC.

Incorporated pursuant to the laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 57-0813674

50 DATASTREAM PLAZA, GREENVILLE, SC 29605

(864) 422-5001

NOT APPLICABLE
(Former Name, Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: May 12, 2003: 20,092,558 shares, $0.01 par value.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended March 31, 2003

Signature	16

PART I.     CONSOLIDATED FINANCIAL INFORMATION

“ SAFE HARBOR” STATEMENT UNDER THE PRIVATE
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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; solutions that require longer implementations and other professional services engagements; reduced profitability due to our hosting services strategy; our ability to generate revenue and profits from our iProcure strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our exposure to foreign exchange rate fluctuations. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2002, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.

Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

C onsolidated Balance Sheets

Assets
(unaudited)

	December 31, 2002	March 31, 2003

Current assets:
Cash and cash equivalents	$34,721,471	$37,278,549
Accounts receivable, net of allowance for doubtful accounts of $1,396,984 and $1,611,800 in 2002 and 2003, respectively	18,116,426	17,177,167
Unbilled revenue, net of allowance of $100,000 in 2002 and 2003	2,003,107	2,361,186
Prepaid expenses	1,033,465	1,234,065
Inventories	26,992	28,503
Income tax receivable	472,841	—
Deferred income taxes	929,438	929,438
Other assets	1,536,663	1,175,654

Total current assets	58,840,403	60,184,562

Investments	2,000,000	2,000,000
Property and equipment, net	10,696,968	10,586,774
Deferred income taxes	5,287,633	5,287,633
Other long term assets	83,758	164,495

Total assets	$76,908,762	$78,223,464

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

Liabilities and Stockholders’ Equity
(unaudited)

	December 31, 2002	March 31, 2003

Current liabilities:
Accounts payable	$2,913,611	$2,661,188
Other accrued liabilities	9,348,113	8,039,785
Income taxes payable	—	307,198
Unearned revenue	15,105,756	17,342,754

Total liabilities	27,367,480	28,350,925

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized;	—	—
none issued
Common stock, $.01 par value, 40,000,000 shares authorized;
21,090,200 shares issued at December 31, 2002,
21,121,477 shares issued at March 31, 2003	210,902	211,215
Additional paid-in capital	87,196,093	87,321,934
Accumulated deficit	(28,761,966)	(27,804,228)
Other accumulated comprehensive loss	(1,877,654)	(1,935,588)
Treasury stock, at cost;
1,028,600 shares at December 31, 2002,
1,151,900 shares at March 31, 2003	(7,226,093)	(7,920,794)

Total stockholders’ equity	49,541,282	49,872,539

Total liabilities and stockholders’ equity	$76,908,762	$78,223,464

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)
Three months ended March 31, 2002 and 2003

	March 31, 2002	March 31, 2003

Revenues:
Software product	$5,792,399	$6,521,646
Services and support	15,804,599	16,262,586

Total revenues	21,596,998	22,784,232

Cost of revenues:
Cost of product revenues	360,135	220,730
Cost of services and support revenues	7,931,167	7,558,285

Total cost of revenues	8,291,302	7,779,015

Gross profit	13,305,696	15,005,217
Operating expenses:
Sales and marketing	7,919,995	7,251,272
Product development	2,676,428	2,870,320
General and administrative	2,818,783	3,506,094

Total operating expenses	13,415,206	13,627,686

Operating income (loss)	(109,510)	1,377,531
Other income, net	61,486	96,052

Income (loss) before income taxes	(48,024)	1,473,583
Income tax expense (benefit)	(18,729)	515,845
Net income (loss)	$(29,295)	$957,738

Basic net income (loss) per share	$(.00)	$.05

Diluted net income (loss) per share	$(.00)	$.05

Basic weighted average number of common shares outstanding	20,145,288	20,017,239

Diluted weighted average number of common and potential common shares outstanding	20,145,288	20,369,362

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(unaudited)

Three months ended March 31, 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2002	$210,902	$87,196,093	$(28,761,966)	$(1,877,654)	$(7,226,093)	$49,541,282

Comprehensive income
Net income	—	—	957,738	—	—	957,738
Foreign currency translation adjustment	—	—	—	(57,934)		(57,934)

Total comprehensive income						899,804

Exercise of stock options	167	46,492	—	—	—	46,659

Stock issued for Employee Stock Purchase Plan	146	79,349	—	—	—	79,495

Acquisition of 123,300 shares	—	—	—	—	(694,701)	(694,701)

Balance at March 31, 2003	$211,215	$87,321,934	$(27,804,228)	$(1,935,588)	$(7,920,794)	$49,872,539

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

Three months ended March 31, 2002 and 2003

	March 31, 2002	March 31, 2003

Cash flows from operating activities:
Net income (loss)	$(29,295)	$957,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,026,717	812,156
Amortization	73,491	9,480
Change in allowances for doubtful accounts	(81,984)	214,816
Stock based compensation	27,969	—
Deferred income taxes	1,556,620	—
Changes in operating assets and liabilities:
Accounts receivable	(385,866)	724,443
Unbilled receivable	(181,560)	(358,079)
Prepaid expenses	(412,903)	(200,600)
Inventories	7,851	(1,511)
Income taxes receivable	(1,653,342)	472,841
Other assets	156,195	270,792
Accounts payable	254,584	(252,423)
Other accrued liabilities	(34,017)	(1,308,328)
Income taxes payable	—	307,198
Unearned revenue	2,074,220	2,236,998

Net cash provided by operating activities	2,398,680	3,885,521

Cash flows from investing activities:
Additions to property and equipment	(230,938)	(701,962)

Net cash used in investing activities	(230,938)	(701,962)

Cash flows from financing activities:
Proceeds from exercise of stock options	116,181	46,659
Proceeds from issuances of shares under employee stock purchase plan	91,193	79,495
Cash paid to acquire treasury stock	(286,876)	(694,701)
Principal payments on long-term debt	(2,363)	—

Net cash used in financing activities	(81,865)	(568,547)

Foreign currency translation adjustment	(971,213)	(57,934)
Net increase in cash and cash equivalents	1,114,664	2,557,078
Cash and cash equivalents at beginning of period	25,396,939	34,721,471

Cash and cash equivalents at end of period	$26,511,603	$37,278,549

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003. Other than as indicated herein, there have been no significant changes from the financial data published in those reports.

Results for interim periods are not necessarily indicative of results expected for the full year.

2. Segment and Geographic Information

The Company has identified one business segment for reporting purposes: Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

For the three months ended March 31, 2002 and 2003:

	United States	Europe	Latin America	Asia	Total

March 31, 2002:

Total revenues	$13,631,999	$4,578,814	$1,748,768	$1,637,417	$21,596,998
Operating income (loss)	(146,057)	(343,889)	122,525	257,911	(109,510)
Total assets	49,597,296	13,706,251	4,507,078	4,960,846	72,771,471

March 31, 2003:

Total revenues	$14,615,451	$5,481,123	$1,192,230	$1,495,428	$22,784,232
Operating income (loss)	1,363,789	321,216	(222,590)	(84,884)	1,377,531
Total assets	53,275,721	13,644,018	5,110,842	6,192,883	78,223,464

The United States revenues include international revenues of approximately $653,000 and $493,000 for the first quarters of 2002 and 2003, respectively.

3. Reconciliation of Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. At March 31, 2002, basic loss per share equaled diluted loss per share. The reconciliation of basic and diluted income per share as of March 31, 2003 is as follows:

	Income	Shares	Per Share Amount

For the three months ended:

March 31 2003:
Basic net income per share	$957,738	20,017,239	$.05

Effect of dilutive securities:
Stock options	—	352,123

Diluted net income per share	$957,738	20,369,362	$.05

Antidilutive shares totaling 4,029,014 and 3,170,200 were excluded from the diluted net income calculation for the three months ended March 31, 2002 and 2003, respectively.

4. Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2002 and 2003.

	2002	2003

Net income (loss) as reported	$(29,295)	$957,738
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	27,969	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,166,470)	(607,230)

Pro forma net loss	$(1,167,796)	$350,508

Basic net income (loss) per share:
As reported	$(.00)	$.05
Pro forma	$(.06)	$.02

Diluted net income (loss) per share:
As reported	$(.00)	$.05
Pro forma	$(.06)	$.02

5. Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. See note 4.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company’s consolidated financial statements.

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

6. Commitments and Contingencies

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

Overview

For over seventeen years, Datastream has been a leading provider of asset management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500. Datastream’s flagship product, Datastream 7i™, delivers a complete Asset Performance Management infrastructure by combining an Internet architecture with broad enterprise asset management functionality, integrated procurement, advanced analytics and multi-site capability. Because Datastream 7i is completely designed and built around the flexibility, speed and reliability of the Internet, customers achieve organizational transparency of asset performance in a manner unique to the marketplace.

Results of Operations

Total Revenues. Total revenues increased 5% to $22,784,232 in the first quarter of 2003 from $21,596,998 in the first quarter of 2002, due principally to the growth in sales of Datastream 7i, which has a larger average deal size, and an increase in support contract renewals. International revenues were approximately $8,662,000 (38% of total revenues) in the first quarter of 2003 and approximately $8,618,000 (40% of total revenues) in the first quarter of 2002. See Note 2 to consolidated financial statements.

Software product revenues increased 13% to $6,521,646 (29% of total revenues) in the first quarter of 2003 from $5,792,399 (27% of total revenues) in the first quarter of 2002, as a result of continued product transition to Datastream 7i.

Services and support revenues increased 3% to $16,262,586 (71% of total revenues) in the first quarter of 2003 from $15,804,599 (73% of total revenues) in the first quarter of 2002. Support revenue increased due to increased software license sales and an increase in average customer support renewal revenue. The increase in support revenue was partially offset by a decrease in service revenue due to general economic conditions and increased competition by third party service providers.

Cost of Revenues. Cost of revenues decreased 6% to $7,779,015 (34% of total revenues) in the first quarter of 2003, as compared to $8,291,302 (38% of total revenues) in the first quarter of 2002. Cost of product revenues was 1% of total revenues in the first quarter of 2003 and 2% for the first quarter 2002. Cost of service and support revenues was 33% of total revenues in the first quarter of 2003 and 37% of total revenues in the first quarter 2002. The decrease in cost of revenues is due principally to overall reductions in internal and third party service costs as a result of lower service revenues.

Sales and Marketing Expenses. Sales and marketing expenses decreased 8% to $7,251,272 (32% of total revenues) in the first quarter of 2003 from $7,919,995 (37% of total revenues) in the first quarter of 2002. The decrease in sales and marketing expenses is due to cost savings resulting from lower advertising and marketing expenditures, lower sales commissions and higher sales productivity.

Product Development Expenses. Total product development expenditures increased 7% to $2,870,320 (13% of total revenues) in the first quarter of 2003 from $2,676,428 (12% of total revenues) in the first quarter of 2002. The increase in total product development expense is a result of increased investment in asset performance management functionality, mobile solutions and web services.

General and Administrative Expenses. General and administrative expenses increased 24% to $3,506,094 (15% of total revenues) in the first quarter of 2003 from $2,818,783 (13% of total revenues) in the first quarter of 2002, due to increased allowance for doubtful accounts for accounts specifically identified as uncollectible and reduction in foreign currency gains on transactions denominated in a foreign currency due to fluctuating currency rates.

Other income, net. Other income, net increased 56% to $96,052 in the first quarter of 2003 from $61,486 in the first quarter of 2002. The increase was due to improved returns on foreign cash accounts during the first quarter 2003 and losses incurred on non-operating activities in 2002.

Tax Rate. The Company’s effective tax rate was 35% for the first quarter of 2003 as compared to 39% for the first quarter of 2002. The decrease in the effective tax rate is due to the benefit of net operating losses generated in foreign locations that are expected be utilized in part in 2003.

Net income (loss). Net income (loss) improved to $957,738 (4% of total revenues) in the first quarter of 2003 from a net loss of $(29,295) ((.1%) of total revenues) in the first quarter of 2002. The improvement is attributed to increased Datastream 7i revenues and decreased service, sales and marketing expenditures in the first quarter of 2003 as compared to the first quarter of 2002.

Financial Condition

Consolidated total assets were $78.2 million at March 31, 2003, an increase of approximately $1.3 million, or 2% from $76.9 million at December 31, 2002. The increase was primarily due to a $2.6 million increase in cash and cash equivalents partially offset by a $900,000 reduction in accounts receivable as a result of improved collections on specific customer accounts.

Consolidated total liabilities were $28.4 million at March 31, 2003, an increase of approximately $1.0 million, or 4% from $27.4 million at December 31, 2002. The increase was primarily due to a $2.2 million increase in unearned revenue as a result of a seasonal increase in support renewals during the first quarter of 2003.

Cash and cash equivalents increased 41% to $37.3 million at March 31, 2003 compared to $26.5 million at March 31, 2002. Cash and cash equivalents increased 8% during the first quarter of 2003 compared to December 31, 2002. Cash continues to improve as a result of increased sales, improved collections on accounts, improved days sales outstanding and decreased operating expenses.

Cash provided by operations increased 63% to $3.9 million in the first quarter 2003 from $2.4 million in the first quarter 2002. The increase was primarily a result of increased sales, improved collections on accounts, improved days sales outstanding and decreased operating expenses for the first quarter of 2003. In addition, income tax receivables increased 150% in the first quarter 2002 from December 2001 causing a decline in cash from operating activities in the first quarter 2002.

Net cash used in investing activities increased 250% to $701,962 for the three months ended March 31, 2003 compared to $230,938 for the three months ended March 31, 2002. The increase was due to building renovations at corporate headquarters during the first quarter 2003.

Liquidity and Capital Resources

The Company has funded its operating activities primarily with cash generated from operations. The Company ended its first quarter of 2003 with $37,278,549 in cash and cash equivalents defined as securities maturing in 90 days or less.

On July 23, 2002 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream’s outstanding common stock. This plan expires on July 23, 2003. As of March 31, 2003, the Company has repurchased 1,151,900 shares (123,300 shares in the first quarter 2003) under separate stock repurchase plans. The repurchased shares may be used, when needed, for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the balance sheet and are reported at cost.

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

As of March 31, 2003, the Company had no long-term debt commitments and no material commitments for capital expenditures. The Company believes that its current cash balances, cash flows from operations and investments available for sale will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

Critical Accounting Polices

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies include revenue recognition, income taxes, and allowance for doubtful accounts. For a detailed discussion on the application of these and other accounting policies, see the Company’s Form 10-K filed for the year ended December 31, 2002.

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company did not experience any material changes in market risk in the first quarter of 2003.

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

Defaults Upon Senior Securities

None

ITEM 4.

Submission of Matters to a Vote of Stockholders

None

ITEM 5.

Other Information

None

ITEM 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on From 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.
Date: May 14, 2003	/s/ C. ALEX ESTEVEZ

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ C. ALEX ESTEVEZ

C. Alex Estevez Chief Financial Officer Datastream Systems, Inc.

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Datastream Systems, Inc. and will be retained by Datastream Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.