Form 10-Q
period 2003-06-30
DATASTREAM SYSTEMS INC
filed 2003-08-14
CIK 938481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: August 12, 2003: 20,216,822 shares, $0.01 par value.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended June 30, 2003

Signatures	20

Exhibit Index	21

PART I.	FINANCIAL INFORMATION

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; solutions that require longer implementations and other professional services engagements; reduced profitability due to our hosting services strategy; our ability to generate revenue and profits from our electronic procurement solution; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our exposure to foreign exchange rate fluctuations. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2002, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.	Consolidated Financial Statements

D atastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets
(unaudited)

	December 31, 2002	June 30, 2003

Current assets:
Cash and cash equivalents	$34,721,471	$40,805,878
Accounts receivable, net of allowance for doubtful accounts of $1,396,984 and $1,451,810 in 2002 and 2003, respectively	18,116,426	16,992,160
Unbilled revenue, net of allowance of $100,000 in 2002 and 2003	2,003,107	1,263,341
Prepaid expenses	1,033,465	1,210,265
Inventories	26,992	21,826
Income tax receivable	472,841	—
Deferred income taxes	929,438	929,438
Other assets	1,536,663	1,199,129

Total current assets	58,840,403	62,422,037
Investment	2,000,000	499,464
Property and equipment, net	10,696,968	11,148,717
Deferred income taxes	5,287,633	5,872,842
Other long term assets	83,758	153,758

Total assets	$76,908,762	$80,096,818

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

Liabilities and Stockholders’ Equity
(unaudited)

	December 31, 2002	June 30, 2003

Current liabilities:
Accounts payable	$2,913,611	$2,930,851
Other accrued liabilities	9,348,113	8,231,765
Income taxes payable	—	386,584
Unearned revenue	15,105,756	16,740,857

Total liabilities	27,367,480	28,290,057
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,090,200 shares issued at December 31, 2002, 21,354,615 shares issued at June 30, 2003	210,902	213,547
Additional paid-in capital	87,196,093	88,879,122
Accumulated deficit	(28,761,966)	(27,551,766)
Other accumulated comprehensive loss	(1,877,654)	(1,786,747)
Treasury stock, at cost;
1,028,600 shares at December 31, 2002,
1,154,400 shares at June 30, 2003	(7,226,093)	(7,947,395)

Total stockholders’ equity	49,541,282	51,806,761

Total liabilities and stockholders’ equity	$76,908,762	$80,096,818

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)
Three months ended June 30, 2002 and 2003

	June 30, 2002	June 30, 2003

Revenues:
Software product	$6,838,414	$6,271,635
Services and support	15,975,126	17,116,924

Total revenues	22,813,540	23,388,559
Cost of revenues:
Cost of product revenues	265,404	382,218
Cost of services and support revenues	7,811,020	7,550,852

Total cost of revenues	8,076,424	7,933,070

Gross profit	14,737,116	15,455,489
Operating expenses:
Sales and marketing	8,926,243	7,975,082
Product development	2,624,870	3,019,990
General and administrative	2,696,492	2,690,858

Total operating expenses	14,247,605	13,685,930

Operating income	489,511	1,769,559
Other income (expense), net	83,401	(1,355,687)

Income before income taxes	572,912	413,872
Income tax expense	200,622	161,410

Net income	$372,290	$252,462

Basic net income per share	$.02	$.01

Diluted net income per share	$.02	$.01

Basic weighted average number of common shares outstanding	20,165,733	20,085,679

Diluted weighted average number of common and potential common shares outstanding	20,628,580	20,762,635

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)
Six months ended June 30, 2002 and 2003

	June 30, 2002	June 30, 2003

Revenues:
Software product	$12,630,813	$12,793,281
Services and support	31,779,725	33,379,510

Total revenues	44,410,538	46,172,791
Cost of revenues:
Cost of product revenues	625,539	602,948
Cost of services and support revenues	15,742,187	15,109,137

Total cost of revenues	16,367,726	15,712,085

Gross profit	28,042,812	30,460,706
Operating expenses:
Sales and marketing	16,846,238	15,226,354
Product development	5,301,298	5,890,310
General and administrative	5,515,275	6,196,952

Total operating expenses	27,662,811	27,313,616

Operating income	380,001	3,147,090
Other income (expense), net	144,887	(1,259,635)

Income before income taxes	524,888	1,887,455
Income tax expense	181,893	677,255

Net income	$342,995	$1,210,200

Basic net income per share	$.02	$.06

Diluted net income per share	$.02	$.06

Basic weighted average number of common shares outstanding	20,155,510	20,051,459

Diluted weighted average number of common and potential common shares outstanding	20,645,798	20,472,336

See accompanying notes to consolidated financial statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

Six months ended June 30, 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Accumulated Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2002	$210,902	$87,196,093	$(28,761,966)	$(1,877,654)	$(7,226,093)	$49,541,282
Comprehensive income
Net income	—	—	1,210,200	—	—	1,210,200
Foreign currency translation adjustment	—	—	—	90,907		90,907

Total comprehensive income						1,301,107
Exercise of stock options	2,499	1,603,680	—	—	—	1,606,179
Stock issued for Employee
Stock Purchase Plan	146	79,349	—	—	—	79,495
Acquisition of 125,800 shares	—	—	—	—	(721,302)	(721,302)

Balance at June 30, 2003	$213,547	$88,879,122	$(27,551,766)	$(1,786,747)	$(7,947,395)	$51,806,761

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

Six months ended June 30, 2002 and 2003

	June 30, 2002	June 30, 2003

Cash flows from operating activities:
Net income	$342,995	$1,210,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,071,502	1,838,078
Amortization	79,812	18,964
Loss on write-down of investment	—	1,500,536
Change in allowances for doubtful accounts	(71,564)	54,826
Stock based compensation	55,938	—
Deferred income taxes	751,872	(585,209)
Changes in operating assets and liabilities:
Accounts receivable	(1,098,295)	1,069,440
Unbilled revenue	580,537	739,766
Prepaid expenses	751,271	(176,800)
Inventories	3,337	5,166
Income taxes receivable	(610,756)	472,841
Other assets	(102,737)	248,570
Accounts payable	150,030	17,240
Other accrued liabilities	970,912	(1,116,348)
Income taxes payable	—	386,584
Unearned revenue	2,881,247	1,635,101

Net cash provided by operating activities	6,756,101	7,318,955

Cash flows from investing activities:
Additions to property and equipment	(727,796)	(2,289,827)

Net cash used in investing activities	(727,796)	(2,289,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	247,800	1,606,179
Proceeds from issuances of shares under employee stock purchase plan	91,193	79,495
Cash paid to acquire treasury stock	(308,501)	(721,302)
Principal payments on long-term debt	(1,356)	—

Net cash provided by financing activities	29,136	964,372

Foreign currency translation adjustment	(450,406)	90,907
Net increase in cash and cash equivalents	5,607,035	6,084,407
Cash and cash equivalents at beginning of period	25,396,939	34,721,471

Cash and cash equivalents at end of period	$31,003,974	$40,805,878

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

2.       Segment and Geographic Information

The Company has identified one business segment for reporting purposes: Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

For the three months ended June 30, 2002 and 2003:

	United States	Europe	Latin America	Asia	Total

June 30, 2002:

Total revenues	$14,811,816	$5,018,539	$1,629,243	$1,353,942	$22,813,540
Operating income (loss)	621,278	(189,199)	227,919	(170,487)	489,511
Total assets	52,284,050	13,983,713	3,804,065	5,439,112	75,510,940

June 30, 2003:

Total revenues	$14,816,207	$5,569,773	$1,481,810	$1,520,769	$23,388,559
Operating income (loss)	1,501,258	249,048	(12,194)	31,447	1,769,559
Total assets	53,779,071	16,636,575	3,353,334	6,327,838	80,096,818

For the six months ended June 30, 2002 and 2003:

	United States	Europe	Latin America	Asia	Total

June 30, 2002:

Total revenues	$28,443,815	$9,597,353	$3,378,011	$2,991,359	$44,410,538
Operating income (loss)	475,220	(533,088)	350,444	87,425	380,001
Total assets	52,284,050	13,983,713	3,804,065	5,439,112	75,510,940

June 30, 2003:

Total revenues	$29,431,658	$11,050,896	$2,674,040	$3,016,197	$46,172,791
Operating income (loss)	2,865,047	570,264	(234,784)	(53,437)	3,147,090
Total assets	53,779,071	16,636,575	3,353,334	6,327,838	80,096,818

The United States revenues include international revenues of approximately $913,000 and $529,000 for the second quarters of 2002 and 2003, respectively, and approximately $1,566,000 and $ 1,022,000 for the first six months of 2002 and 2003, respectively.

3.       Reconciliation of Basic and Diluted Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common shares and stock options using the treasury stock method, except when those shares result in antidilution. The reconciliation of basic and diluted income per share as of June 30, 2003 is as follows:

	Income	Shares	Per Share Amount

For the three months ended:
June 30, 2002:
Basic net income per share	$372,290	20,165,733	$.02

Effect of dilutive securities:
Stock options	—	462,847

Diluted net income per share	$372,290	20,628,580	$.02

June 30, 2003:
Basic net income per share	$252,462	20,085,679	$.01

Effect of dilutive securities:
Stock options	—	676,956

Diluted net income per share	$252,462	20,762,635	$.01

For the six months ended:
June 30, 2002:
Basic net income per share	$342,995	20,155,510	$.02

Effect of dilutive securities:
Stock options	—	490,288

Diluted net income per share	$342,995	20,645,798	$.02

June 30, 2003:
Basic net income per share	$1,210,200	20,051,459	$.06

Effect of dilutive securities:
Stock options	—	420,877

Diluted net income per share	$1,210,200	20,472,336	$.06

Antidilutive shares totaling 3,434,011 and 1,537,561 were excluded from the diluted net income calculation for the three months ended June 30, 2002 and 2003, respectively and antidilutive shares totaling 3,406,570 and 2,823,206 were excluded from the diluted net income calculation for the six months ended June 30, 2002 and 2003, respectively.

4.       Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three months and six months ended June 30, 2002 and 2003.

	Three months ended

	June 30, 2002	June 30, 2003

For the three months ended:
Net income as reported	$372,290	$252,462
Add: stock-based employee compensation expense included in reported net income, net of tax	27,969	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	711,805	1,054,452

Pro forma net loss	$(311,546)	$(801,990)
Basic net income (loss) per share:
As reported	$.02	$.01
Pro forma	$(.02)	$(.04)
Diluted net income (loss) per share:
As reported	$.02	$.01
Pro forma	$(.02)	$(.04)

	Six months ended

	June 30, 2002	June 30, 2003

Net income as reported	$342,995	$1,210,200
Add: stock-based employee compensation expense included in reported net income, net of tax	55,938	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	1,878,275	1,661,682

Pro forma net loss	$(1,479,342)	$(452,482)
Basic net income (loss) per share:
As reported	$.02	$.06
Pro forma	$(.07)	$(.02)
Diluted net income (loss) per share:
As reported	$.02	$.06
Pro forma	$(.07)	$(.02)

5.       Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in certain circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation and sets forth additional disclosures about such interests. FIN 46 is effective for the Company’s fiscal year ending December 31, 2003. The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

In July 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-5, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables.” EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the Financial Accounting Standard Board. The Company believes the adoption of EITF 03-5 will not have a material impact on the Company’s financial position or results of operations.

The EITF recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position or results of operations

6.       Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

7.       Subsequent Event

On August 8, 2003, Datastream received notice from a private company investee (the “Investee”) that it intends to raise additional financing, which would be dilutive to Datastream’s ownership position in the Investee and at an implied valuation below the carrying value of Datastream’s original $2.0 million investment.

Accordingly, Datastream has decreased its long-term investment on its Consolidated Balance Sheet as of June 30, 2003 to $499,464 from $2.0 million and recorded an impairment charge of approximately $1.5 million through other income (expense), net on its Consolidated Statements of Operations for the three and six months ended June 30, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.”

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

Overview

For over seventeen years, Datastream has been a leading provider of asset management software and services to enterprises worldwide, including more than 65 percent of the Fortune 500. Datastream’s flagship product, Datastream 7i™, delivers a complete Asset Performance Management infrastructure by combining an Internet architecture with broad enterprise asset management functionality, integrated procurement, advanced analytics and multi-site capability. Because Datastream 7i is completely designed and built around the flexibility, speed and reliability of the Internet, customers achieve organizational transparency of asset performance in a manner unique to the marketplace.

Subsequent Event

The Company has historically recorded a $2.0 million investment in a private company (the “Investee”) as a long-term investment. On August 8, 2003, Datastream received notice from the Investee that it intends to raise additional financing (the “Financing”) which would be dilutive to Datastream’s ownership position in the Investee and at an implied valuation below the carrying value of Datastream’s $2.0 million investment.

Statement on Accounting Standards (SAS) No. 1 requires that a company’s financial statements be adjusted for any changes in estimates resulting from additional evidence with respect to conditions that existed at the date of the balance sheet and affect the estimates inherent in the process of preparing financial statements. SAS No. 1 requires that all information that becomes available prior to the filing of a company’s financial statements should be used by management in its evaluation of the conditions on which such estimates were based, even if this information becomes available following a company’s public announcement of earnings. Consequently, pursuant to the requirements of SAS No. 1, Datastream determined that the adjustments should be recorded in the second quarter of 2003 rather than in the third quarter of 2003. Accordingly, Datastream has decreased its long-term investments on its Consolidated Balance Sheet as of June 30, 2003 to $499,464 from $2.0 million and recorded an impairment charge of approximately $1.5 million through other income (expense), net on its Consolidated Statements of Operations for the three and six months ended June 30, 2003, as contained in this Quarterly Report on Form 10-Q.

Such adjustments were not recorded at the time the Company released its earnings for the quarter ended June 30, 2003, which were furnished pursuant to a Current Report on Form 8-K dated July 22, 2003, as the Company had not received notice of the Financing and the information contained therein. Because the Company’s investment in the Investee does not have a readily available market value and because the Financing has not yet been finalized, it is unknown if any further adjustments to the carrying value of the Company’s investment in the Investee will occur in future periods.

Results of Operations

Total Revenues. Total revenues increased 3% to $23,388,559 in the second quarter of 2003 from $22,813,540 in the second quarter of 2002. Total revenues increased 4% to $46,172,791 for the first six months of 2003 from $44,410,538 for the first six months of 2002, due principally to the transition to Datastream 7i, which has a larger average deal size, and an increase in support renewal contracts. International revenues were approximately $9,101,000 (39% of total revenues) in the second quarter of 2003 and approximately $8,915,000 (39% of total revenues) in the second quarter of 2002. International revenues were approximately $17,763,000 (38% of total revenues) for the first six months of 2003 and approximately $17,533,000 (39% of total revenues) for the first six months of 2002. See Note 2 to the consolidated financial statements.

Software product revenues decreased 8% to $6,271,635 (27% of total revenues) in the second quarter of 2003 from $6,838,414 (30% of total revenues) in the second quarter of 2002, as a result of extended sales cycles associated with Datastream 7i. Software product revenues increased 1% to $12,793,281 (28% of total revenues) for the first six months of 2003 from $12,630,813 (28% of total revenues) for the first six months of 2002.

Services and support revenues increased 7% to $17,116,924 (73% of total revenues) in the second quarter of 2003 from $15,975,126 (70% of total revenues) in the second quarter of 2002. Services and support revenues increased 5% to $33,379,510 (72% of total revenues) for the first six months of 2003 from $31,779,725 (72% of total revenues) for the first six months of 2002. For both periods, support revenue increased due to increased software license deal size and an increase in average customer support renewal revenue. The increase in support revenue was partially offset by a decrease in service revenue due to general economic conditions and increased competition by third party service providers.

Cost of Revenues. Cost of revenues decreased 2% to $7,933,070 (34% of total revenues) in the second quarter of 2003, as compared to $8,076,424 (35% of total revenues) in the second quarter of 2002. Cost of revenues decreased 4% to $15,712,085 (34% of total revenues) for the first six months of 2003, as compared to $16,367,726 (37% of total revenues) for the first six months of 2002. The decrease in cost of revenues for the three and six month periods ending June 30, 2003 is due to decreased service revenues and overall reductions in internal and third party service costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased 11% to $7,975,082 (34% of total revenues) in the second quarter of 2003 from $8,926,243 (39% of total revenues) in the second quarter of 2002. Sales and marketing expenses decreased 10% to $15,226,354 (33% of total revenues) for the first six months of 2003 from $16,846,238 (38% of total revenues) for the first six months of 2002. The decrease in sales and marketing expenses is due to cost savings resulting from lower advertising and marketing expenditures, lower sales commissions and higher sales productivity.

Product Development Expenses. Total product development expenditures increased 15% to $3,019,990 (13% of total revenues) in the second quarter of 2003 from $2,624,870 (12% of total revenues) in the second quarter of 2002. Total product development expenditures increased 11% to $5,890,310 (13% of total revenues) for the first six months of 2003 from $5,301,298 (12% of total revenues) for the first six months of 2002. The increase in total product development expense is a result of increased investment in asset performance management functionality, mobile solutions and web services.

General and Administrative Expenses. General and administrative expenses decreased marginally to $2,690,858 (12% of total revenues) in the second quarter of 2003 from $2,696,492 (12% of total revenues) in the second quarter of 2002. General and administrative expenses increased 12% to $6,196,952 (13% of total revenues) for the first six months of 2003 from $5,515,275 (12% of total revenues) for the first six months of 2002. The increase for the six month period ending June 30, 2003 is due to provisions for accounts receivable specifically identified as uncollectible and reduction in foreign currency gains on transactions denominated in a foreign currency due to fluctuating currency rates.

Other income (expense), net. Other income (expense), net decreased significantly to ($1.4) million in the second quarter of 2003 from $83,401 in the second quarter of 2002 and to ($1.3) million for the first six months of 2003 from $144,887 for the first six months of 2002. The decrease was due to a write down of the Company’s long-term investment from $2.0 million to $499,464. (See Note 7).

Tax Rate. The Company’s effective tax rate was 39% for the second quarter of 2003 as compared to 35% for the second quarter of 2002. The Company’s effective tax rate was 36% for the first six months of 2003 as compared to 35% for the first six months of 2002. The increase in the effective tax rate during 2003 is due to increased income in the United States and the potential inability to utilize net operating losses generated in certain foreign locations in 2003.

Net income. Net income decreased to $252,462 (1% of total revenues) in the second quarter of 2003 from a net income of $372,290 (2% of total revenues) in the second quarter of 2002. The decrease is due to a write-down of the Company’s investment of approximately $1.5 million (see note 7) offset by increased Datastream 7i revenues. Net income improved to $1,210,200 (3% of total revenues) for the first six months of 2003 from a net income of $342,995 (1% of total revenues) for the first six months of 2002. The improvement is attributed to increased Datastream 7i revenues and decreased service, sales and marketing expenditures.

Financial Condition

Consolidated total assets were $80.1 million at June 30, 2003, an increase of approximately $3.2 million, or 4% from $76.9 million at December 31, 2002. The increase was primarily due to a $6.1 million increase in cash and cash equivalents partially offset by a $1.8 million reduction in accounts receivable and unbilled revenue as a result of improved collections on customer accounts and a $1.5 million reduction in the carrying value of its long-term investment due to the investee’s notice of financing received on August 8, 2003 (see Note 7).

Consolidated total liabilities were $28.3 million at June 30, 2003, an increase of approximately $0.9 million, or 3% from $27.4 million at December 31, 2002. The increase was primarily due to a $1.6 million increase in unearned revenue as a result of increased support renewals and an increase in income taxes payable due to a higher net income, offset by a decrease in other accrued liabilities as a result of approximately $500,000 of accrued expenses for corporate building renovations at December 31, 2002, which has since been paid.

Cash and cash equivalents increased 32% to $40.8 million at June 30, 2003 compared to $31.0 million at June 30, 2002. Cash and cash equivalents increased 18% at June 30, 2003 compared to December 31, 2002. Cash continues to improve as a result of increased sales, improved collections on accounts receivable, improved days sales outstanding and decreased operating expenses.

Cash provided by operations increased 7% to $7.3 million at June 30, 2003 from $6.8 million at June 30, 2002. The increase was primarily a result of decreased operating costs and increased collections on accounts receivable and unbilled revenue.

Net cash used in investing activities increased 216% to $2.3 million for the six months ended June 30, 2003 compared to approximately $728,000 for the six months ended June 30, 2002. The increase was due to building renovations at corporate headquarters during the first six months of 2003.

Liquidity and Capital Resources

The Company has funded its operating activities primarily with cash generated from operations. The Company ended its second quarter of 2003 with $40,805,878 in cash and cash equivalents, which are defined as highly liquid securities maturing in 90 days or less.

On July 23, 2002 the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of Datastream’s outstanding common stock. This plan expired on July 23, 2003, and the board of directors is currently reviewing the adoption of a new stock repurchase plan. As of June 30, 2003, the Company has repurchased 1,154,400 shares under separate stock repurchase plans. The repurchased shares may be used, when needed, for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the balance sheet and are reported at cost.

As of June 30, 2003, the Company had no long-term debt commitments and no material commitments for capital expenditures. The Company believes that its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

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

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company did not experience any material changes in market risk in the second quarter of 2003.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

ITEM 2.	C hanges in Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	S ubmission of Matters to a Vote of Stockholders

The annual meeting of the Company’s shareholders was held on June 5, 2003. At the annual meeting, the following nominees were elected to serve as Class I directors for a three-year term expiring at the 2006 annual meeting:

Name of Director	Votes For	Authority Withheld

James R. Talton, Jr.	16,602,756	1,580,761
Robert C. Davis	17,414,022	769,495

The following persons continued as directors following the annual meeting: Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, and John M. Sterling, Jr.

At the annual meeting, the shareholders voted to increase the number of shares of common stock reserved for issuance under the Company’s 1998 Stock Option Plan by 600,000 shares, from 3,250,000 to 3,850,000 shares. The results of that vote were as follows:

For	Against	Abstain

14,830,551	3,334,362	18,604

ITEM 5.	O ther Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K pursuant to Item 5 on April 7, 2003 to report the appointment of Robert C. Davis as a director of the Company.

The Company furnished a Current Report on Form 8-K pursuant to Items 7 and 9 (pursuant to Item 12) on April 23, 2003 to announce its financial results for the quarter ended March 31, 2003.

The Company filed a Current Report on Form 8-K pursuant to Items 5 and 7 on May 6, 2003 to announce the resignation of its chief operating officer.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.
Date: August 14, 2003	/s/ C. ALEX ESTEVEZ

C. Alex Estevez Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002