Form 10-Q
period 2003-09-30
DATASTREAM SYSTEMS INC
filed 2003-11-12
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:           November 11, 2003:   20,216,129 shares, $0.01 par value.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended September 30, 2003

PART I. FINANCIAL INFORMATION

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

        Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; solutions that require longer implementations and other professional services engagements; reduced profitability due to our hosting services strategy; our ability to generate revenue and profits from our electronic procurement solution; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our exposure to foreign exchange rate fluctuations. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2002, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

        We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
Assets
(unaudited)

	December 31, 2002	September 30, 2003
Current assets:
Cash and cash equivalents	$34,721,471	$42,450,137
Accounts receivable, net of allowance for doubtful accounts of
$1,396,984 and $1,393,398 in 2002 and 2003, respectively	18,116,426	16,691,163
Unbilled revenue, net of allowance of
$100,000 in 2002 and 2003	2,003,107	1,383,931
Prepaid expenses	1,033,465	1,237,081
Inventories	26,992	17,540
Income tax receivable	472,841	--
Deferred income taxes	929,438	929,438
Other assets	1,536,663	1,349,169

Total current assets	58,840,403	64,058,459
Investment	2,000,000	501,983
Property and equipment, net	10,696,968	11,192,302
Deferred income taxes	5,287,633	5,872,842
Other long term assets	83,758	123,147

Total assets	$76,908,762	$81,748,733

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
Liabilities and Stockholders’ Equity
(unaudited)

	December 31, 2002	September 30, 2003
Current liabilities:
Accounts payable	$2,913,611	$3,167,789
Other accrued liabilities	9,348,113	8,313,968
Income taxes payable	--	458,672
Unearned revenue	15,105,756	16,629,447

Total liabilities	27,367,480	28,569,876
Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized;
none issued	--	--
Common stock, $.01 par value, 40,000,000 shares authorized;
21,090,200 shares issued at December 31, 2002,
21,401,695 shares issued at September 30, 2003	210,902	214,017
Additional paid-in capital	87,196,093	89,200,844
Accumulated deficit	(28,761,966)	(26,323,102)
Other accumulated comprehensive loss	(1,877,654)	(1,774,587)
Treasury stock, at cost;
1,028,600 shares at December 31, 2002,
1,176,400 shares at September 30, 2003	(7,226,093)	(8,138,315)

Total stockholders' equity	49,541,282	53,178,857

Total liabilities and stockholders' equity	$76,908,762	$81,748,733

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
Three months ended September 30, 2002 and 2003

	September 30, 2002	September 30, 2003
Revenues:
Software product	$6,040,013	$6,210,698
Services and support	15,935,403	16,178,367

Total revenues	21,975,416	22,389,065
Cost of revenues:
Cost of product revenues	234,916	281,614
Cost of services and support revenues	8,128,439	7,208,993

Total cost of revenues	8,363,355	7,490,607

Gross profit	13,612,061	14,898,458
Operating expenses:
Sales and marketing	8,347,083	7,005,412
Product development	2,647,870	3,360,052
General and administrative	2,216,055	2,726,454

Total operating expenses	13,211,008	13,091,918

Operating income	401,053	1,806,540
Other income, net	123,156	83,713

Income before income taxes	524,209	1,890,253
Income tax expense	183,476	661,589

Net income	$340,733	$1,228,664

Basic net income per share	$.02	$.06

Diluted net income per share	$.02	$.06

Basic weighted average number of common shares outstanding	20,155,027	20,225,325

Diluted weighted average number of common shares outstanding	20,517,169	20,965,681

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
Nine months ended September 30, 2002 and 2003

	September 30, 2002	September 30, 2003
Revenues:
Software product	$18,670,826	$19,003,979
Services and support	47,715,128	49,557,877

Total revenues	66,385,954	68,561,856
Cost of revenues:
Cost of product revenues	860,455	884,562
Cost of services and support revenues	23,870,626	22,318,130

Total cost of revenues	24,731,081	23,202,692

Gross profit	41,654,873	45,359,164
Operating expenses:
Sales and marketing	25,193,322	22,231,766
Product development	7,949,168	9,250,362
General and administrative	7,731,330	8,923,406

Total operating expenses	40,873,820	40,405,534

Operating income	781,053	4,953,630
Other income (expense), net	268,043	(1,175,922)

Income before income taxes	1,049,096	3,777,708
Income tax expense	365,368	1,338,844

Net income	$683,728	$2,438,864

Basic net income per share	$.03	$.12

Diluted net income per share	$.03	$.12

Basic weighted average number of common shares outstanding	20,152,443	20,109,414

Diluted weighted average number of common shares outstanding	20,607,078	20,599,767

See accompanying notes to consolidated financial statements

Datastream Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
(unaudited)
Nine months ended September 30, 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2002	$210,902	$87,196,093	$(28,761,966)	$(1,877,654)	$(7,226,093)	$49,541,282
Comprehensive income
Net income	--	--	2,438,864	--	--	2,438,864
Foreign currency translation adjustment	--	--	--	103,067	--	103,067

Total comprehensive income						2,541,931
Exercise of stock options	2,791	1,826,440	--	--	--	1,829,231
Stock issued for Employee Stock
Purchase Plan	324	178,311	--	--	--	178,635
Acquisition of 147,800 shares	--	--	--	--	(912,222)	(912,222)

Balance at September 30, 2003	$214,017	$89,200,844	$(26,323,102)	$(1,774,587)	$(8,138,315)	$53,178,857

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
Nine months ended September 30, 2002 and 2003

	September 30, 2002	September 30, 2003
Cash flows from operating activities:
Net income	$683,728	$2,438,864
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,062,209	2,559,328
Amortization	89,294	28,446
Loss on write-down of investment, net	--	1,527,291
Change in allowances for doubtful accounts	(290,409)	(3,586)
Stock based compensation	83,906	--
Deferred income taxes	751,872	(585,209)
Changes in operating assets and liabilities:
Accounts receivable	311,687	1,428,849
Unbilled revenue	835,542	619,176
Prepaid expenses	154,020	(203,616)
Inventories	12,954	9,452
Income taxes receivable	790,014	472,841
Other assets	233,132	119,659
Accounts payable	16,126	254,178
Other accrued liabilities	321,073	(1,034,145)
Income taxes payable	--	458,672
Unearned revenue	2,448,402	1,523,691

Net cash provided by operating activities	9,503,550	9,613,891

Cash flows from investing activities:
Additions to property and equipment	(1,425,648)	(3,054,662)
Purchase of additional shares in investment	--	(29,274)

Net cash used in investing activities	(1,425,648)	(3,083,936)

Cash flows from financing activities:
Proceeds from exercise of stock options	255,300	1,829,231
Proceeds from issuances of shares under employee
stock purchase plan	176,899	178,635
Cash paid to acquire treasury stock	(612,890)	(912,222)
Principal payments on long-term debt	(9,995)	--

Net cash provided by (used in) financing activities	(190,686)	1,095,644

Foreign currency translation adjustment	(864,138)	103,067

Net increase in cash and cash equivalents	7,023,078	7,728,666
Cash and cash equivalents at beginning of period	25,396,939	34,721,471

Cash and cash equivalents at end of period	$32,420,017	$42,450,137

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

2. Segment and Geographic Information

The Company has identified one business segment for reporting purposes: Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

For the three months ended September 30, 2002 and 2003:

	United States	Europe	Latin America	Asia	Total
September 30, 2002:
Total revenues	$13,699,689	$5,338,152	$1,429,494	$1,508,081	$21,975,416
Operating income (loss)	(89,558)	515,726	(10,087)	(15,028)	401,053
Total assets	51,526,223	13,889,109	3,202,211	5,411,956	74,029,499
September 30, 2003:
Total revenues	$13,759,269	$5,561,211	$1,515,000	$1,553,585	$22,389,065
Operating income	1,546,865	229,009	5,699	24,967	1,806,540
Total assets	54,553,283	17,138,362	3,576,152	6,480,936	81,748,733

For the nine months ended September 30, 2002 and 2003:

	United States	Europe	Latin America	Asia	Total
September 30, 2002:
Total revenues	$42,143,504	$14,935,505	$4,807,505	$4,499,440	$66,385,954
Operating income (loss)	385,662	(17,362)	340,357	72,396	781,053
Total assets	51,526,223	13,889,109	3,202,211	5,411,956	74,029,499
September 30, 2003:
Total revenues	$43,190,927	$16,612,107	$4,189,040	$4,569,782	$68,561,856
Operating income (loss)	4,411,912	799,273	(229,085)	(28,470)	4,953,630
Total assets	54,553,283	17,138,362	3,576,152	6,480,936	81,748,733

The United States revenues include international revenues of approximately $502,000 and $703,000 for the third quarters of 2002 and 2003, respectively, and approximately $1,540,000 and $ 1,725,000 for the first nine months of 2002 and 2003, respectively.

3. Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of September 30, 2002 and 2003 is as follows:

	Income	Shares	Per Share Amount
For the three months ended:
September 30, 2002:
Basic net income per share	$340,733	20,155,027	$.02

Effect of dilutive securities:
Stock options	--	362,142

Diluted net income per share	$340,733	20,517,169	$.02

September 30, 2003:
Basic net income per share	$1,228,664	20,225,325	$.06

Effect of dilutive securities:
Stock options	--	740,356

Diluted net income per share	$1,228,664	20,965,681	$.06

For the nine months ended:
September 30, 2002:
Basic net income per share	$683,728	20,152,443	$.03

Effect of dilutive securities:
Stock options	--	454,635

Diluted net income per share	$683,728	20,607,078	$.03

September 30, 2003:
Basic net income per share	$2,438,864	20,109,414	$.12

Effect of dilutive securities:
Stock options	--	490,353

Diluted net income per share	$2,438,864	20,599,767	$.12

Antidilutive shares totaling 3,318,203 and 1,361,734 were excluded from the diluted net income per share calculations for the three months ended September 30, 2002 and 2003, respectively and antidilutive shares totaling 3,058,762 and 2,860,830 were excluded from the diluted net income per share calculations for the nine months ended September 30, 2002 and 2003, respectively.

4. Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its fixed-plan stock options. Under this method, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied for the three months and nine months ended September 30, 2002 and 2003.

	Three months ended
	September 30, 2002	September 30, 2003
Net income as reported	$340,733	$1,228,664
Add: stock-based employee compensation expense
included in reported net income, net of tax	27,968	--
Deduct: total stock-based employee compensation
expense determined under fair-value-based method
for all rewards, net of tax	800,276	481,712

Pro forma net income (loss)	$(431,575)	$746,952

Basic net income (loss) per share:
As reported	$.02	$.06

Pro forma	$(.02)	$.04

Diluted net income (loss) per share:
As reported	$.02	$.06

Pro forma	$(.02)	$.04

	Nine months ended
	September 30, 2002	September 30, 2003
Net income as reported	$683,728	$2,438,864
Add: stock-based employee compensation expense
included in reported net income, net of tax	83,906	--
Deduct: total stock-based employee compensation
expense determined under fair-value-based method
for all rewards, net of tax	2,678,551	2,143,393

Pro forma net income (loss)	$(1,910,917)	$295,471

Basic net income (loss) per share:
As reported	$.03	$.12

Pro forma	$(.09)	$.01

Diluted net income (loss) per share:
As reported	$.03	$.12

Pro forma	$(.09)	$.01

5. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. See note 4.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in certain circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

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

In July 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-5, Applicability of AICPA SOP 97-2 to Non-Software Deliverables. EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverable is within the scope of 97-2 if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the Financial Accounting Standard Board, which occurred on August 31, 2003. The Company believes the adoption of EITF 03-5 in the fourth quarter of 2003 will not have a material effect on the Company’s financial position or results of operations.

The EITF recently reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations

6. Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements with respect to the Company’s operations, industry, financial condition and liquidity. These statements reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995". Readers of this Report are encouraged to read such statement carefully.

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

Results of Operations

        Total Revenues. Total revenues increased 2% to $22,389,065 in the third quarter of 2003 from $21,975,416 in the third quarter of 2002. Total revenues increased 3% to $68,561,856 for the first nine months of 2003 from $66,385,954 for the first nine months of 2002. For the three and nine month periods, the increase is due principally to the transition to Datastream 7i, which has a larger average deal size and greater market demand due to advanced functionality, an increase in support renewal contracts, and the increased number of hosted customers. International revenues were approximately $9,333,000 (42% of total revenues) in the third quarter of 2003 and approximately $8,778,000 (40% of total revenues) in the third quarter of 2002. International revenues were approximately $27,096,000 (40% of total revenues) for the first nine months of 2003 and approximately $25,782,000 (39% of total revenues) for the first nine months of 2002. See Note 2 to the consolidated financial statements.

        Software product revenues increased 3% to $6,210,698 (28% of total revenues) in the third quarter of 2003 from $6,040,013 (27% of total revenues) in the third quarter of 2002, as a result of the market success of Datastream 7i, which has a larger average deal size. Software product revenues increased 2% to $19,003,979 (28% of total revenues) for the first nine months of 2003 from $18,670,826 (28% of total revenues) for the first nine months of 2002.

        Services and support revenues increased 2% to $16,178,367 (72% of total revenues) in the third quarter of 2003 from $15,935,403 (73% of total revenues) in the third quarter of 2002. Services and support revenues increased 4% to $49,557,877 (72% of total revenues) for the first nine months of 2003 from $47,715,128 (72% of total revenues) for the first nine months of 2002. For both periods, support revenue increased due to increased software license deal size, an increase in average customer support renewal revenue, and an increase in the number of hosted customers. The increase in support revenue was partially offset by a decrease in service revenue due to general economic conditions and increased competition by third party service providers.

        Cost of Revenues. Cost of revenues decreased 10% to $7,490,607 (33% of total revenues) in the third quarter of 2003, as compared to $8,363,355 (38% of total revenues) in the third quarter of 2002. Cost of revenues decreased 6% to $23,202,692 (34% of total revenues) for the first nine months of 2003, as compared to $24,731,081 (37% of total revenues) for the first nine months of 2002. The decrease in cost of revenues for the three and nine month periods ending September 30, 2003 is due to decreased service revenues and overall reductions in internal and third party service costs.

        Sales and Marketing Expenses. Sales and marketing expenses decreased 16% to $7,005,412 (31% of total revenues) in the third quarter of 2003 from $8,347,083 (38% of total revenues) in the third quarter of 2002. Sales and marketing expenses decreased 12% to $22,231,766 (32% of total revenues) for the first nine months of 2003 from $25,193,322 (38% of total revenues) for the first nine months of 2002. The decrease in sales and marketing expenses is due to cost savings resulting from lower advertising and marketing expenditures and lower sales commissions.

        Product Development Expenses. Total product development expenditures increased 27% to $3,360,052 (15% of total revenues) in the third quarter of 2003 from $2,647,870 (12% of total revenues) in the third quarter of 2002. Total product development expenditures increased 16% to $9,250,362 (13% of total revenues) for the first nine months of 2003 from $7,949,168 (12% of total revenues) for the first nine months of 2002. The increase in total product development expense is a result of increased investment in asset performance management functionality, mobile solutions, web services, and new database platforms for Datastream 7i.

        General and Administrative Expenses. General and administrative expenses increased 23% to $2,726,454 (12% of total revenues) in the third quarter of 2003 from $2,216,055 (10% of total revenues) in the third quarter of 2002 due primarily to increased write-offs of doubtful accounts during the third quarter of 2003 and a reduction in foreign currency gains on transactions denominated in a foreign currency due to fluctuating currency rates. General and administrative expenses increased 15% to $8,923,406 (13% of total revenues) for the first nine months of 2003 from $7,731,330 (12% of total revenues) for the first nine months of 2002. The increase for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 is due to an increase in medical claims, the transition of personnel to administration and a reduction in foreign currency gains on transactions denominated in a foreign currency due to fluctuating currency rates.

        Other income (expense), net. Other income (expense), net decreased 32% to $83,713 in the third quarter of 2003 from $123,156 in the third quarter of 2002 due to lower yields on cash and cash eqivalents. Other income (expense), net changed significantly to ($1.2) million for the first nine months of 2003 from $268,043 for the first nine months of 2002. The decrease was due to a write down of the Company’s long-term investment in the second quarter of 2003 and lower yields on cash and cash equivalents.

        Tax Rate. The Company’s effective tax rate was 35% for the three months and nine months ended September 30, 2003 and September 30, 2002.

        Net income. Net income increased to $1.2 million (5% of total revenues) in the third quarter of 2003 from a net income of $340,733 (2% of total revenues) in the third quarter of 2002. Net income improved to $2.4 million (4% of total revenues) for the first nine months of 2003 from a net income of $683,728 (1% of total revenues) for the first nine months of 2002. The improvement for both periods is attributed to increased Datastream 7i revenues and decreased cost of services and sales and marketing expenditures.

Financial Condition

Consolidated total assets were $81.7 million at September 30, 2003, an increase of approximately $4.8 million, or 6% from $76.9 million at December 31, 2002. The increase was primarily due to a $7.7 million increase in cash and cash equivalents partially offset by a $2.0 million reduction in accounts receivable and unbilled revenue as a result of improved collections on customer accounts and a $1.5 million write-down in the carrying value of the Company’s long-term investment in the second quarter of 2003.

Consolidated total liabilities were $28.6 million at September 30, 2003, an increase of approximately $1.2 million, or 4% from $27.4 million at December 31, 2002. The increase was primarily due to a $1.5 million increase in unearned revenue as a result of increased support renewals and a $460,000 increase in income taxes payable due to a higher net income, offset by a decrease in other accrued liabilities primarily as a result of approximately $500,000 of accrued expenses for corporate building renovations at December 31, 2002, which has since been paid.

Cash and cash equivalents increased 31% to $42.5 million at September 30, 2003 compared to $32.4 million at September 30, 2002. Cash and cash equivalents increased 22% at September 30, 2003 compared to $34.7 million at December 31, 2002. Cash continues to improve as a result of increased sales, improved collections on accounts receivable, improved days sales outstanding and decreased operating expenses.

Cash provided by operations increased 1% to $9.6 million at September 30, 2003 from $9.5 million at September 30, 2002. The increase was primarily a result of decreased operating costs and increased collections on accounts receivable and unbilled revenue.

Net cash used in investing activities increased 121% to $3.1 million for the nine months ended September 30, 2003 compared to approximately $1.4 million for the nine months ended September 30, 2002. The increase was primarily due to building renovations at corporate headquarters during the first nine months of 2003 and the purchase of information technology for internal use.

Liquidity and Capital Resources

The Company has funded its operating activities primarily with cash generated from operations. The Company ended its third quarter of 2003 with $42.5 million in cash and cash equivalents, which are defined as highly liquid securities with maturities of 90 days or less.

On August 15, 2003, the Company announced that its board of directors had authorized a plan to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. This plan expires August 15, 2005. Subject to availability, the repurchases may be made from time to time in the open market or otherwise at prices that the Company deems appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. The Company repurchased 22,000 shares for $190,920 under the current plan during the third quarter of 2003. The aggregate number of shares repurchased under all prior and current plans was 1,176,400 as of September 30, 2003.

As of September 30, 2003, the Company had no long-term debt commitments and no material commitments for capital expenditures. The Company believes that its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure needs for the next 12 months.

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

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk The Company did not experience any material changes in market risk in the third quarter of 2003.
ITEM 4.

Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures wer effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial statements.

ITEM 2.	Changes in Securities and Use of Proceeds None
ITEM 3.	Defaults Upon Senior Securities None
ITEM 4.	Submission of Matters to a Vote of Security Holders None
ITEM 5.	Other Information None
ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K pursuant to Items 7 and 9 (pursuant to Item 12) on July 22, 2003 to announce its financial results for the quarter ended June 30, 2003.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on August 14, 2003 to report an impairment in a long-term investment held by the Company.

The Company filed a Current Report on Form 8-K pursuant to Items 5 and 7 on August 18, 2003 to announce that its board of directors authorized the repurchase of up to 1,000,000 shares of its outstanding common stock over a period ending no later than August 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	Datastream Systems, Inc. /s/ C. Alex Estevez C. Alex Estevez Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002