Form 10-K
period 2003-12-31
DATASTREAM SYSTEMS INC
filed 2004-03-10
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from              to

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $182,233,423. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of March 4, 2004: 20,226,466.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

DATASTREAM SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under “Risk Factors” set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the shareholder’s best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “Datastream” and “Company” are used to refer to Datastream Systems, Inc. and its subsidiaries.

PART I

Item 1. Business.

Company Overview

We provide asset performance management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500. Through asset performance management, customers can maintain, manage, and improve the performance of their capital asset infrastructure, such as manufacturing equipment, fleet, and facilities. This saves time and money by optimizing maintenance resources, improving equipment and staff productivity, increasing inventory efficiency, and reducing warranty-related costs. Our analytical tools enable better decision making to help improve future asset performance and profitability. Our strategy is to provide software and services that help targeted customers improve their profitability through better management of their assets. We execute against this strategy by continuing to invest in people and products that deliver a unique offering to the marketplace.

Datastream Systems, Inc. was incorporated on January 8, 1986 in the state of South Carolina and re-incorporated on December 21, 1994 in the state of Delaware.

Available Information

We have been making our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available through our website, www.datastream.net, free of charge and will continue to do so as soon as reasonably practicable after electronically filing such material with the SEC. For more information, please visit www.datastream.net.

Our Products

Datastream 7i. Datastream 7i™ provides customers with the tools they need for effective asset performance management. As an Internet-based product, Datastream 7i applies to virtually any size operation, from the large, multi-national enterprise requiring global solutions to the single, small shop with basic requirements. Datastream 7i is optimal in large, asset-intensive environments and is also well suited for multinational organizations that require high transaction volumes in multiple currencies and languages. Datastream 7i is available for Microsoft SQL Server and Oracle databases. Key features and modules of Datastream 7i include:

21 CFR Part 11: This feature enables compliance with 21 CFR Part 11 FDA requirements for Electronic Records/Electronic Signatures in the pharmaceutical, food and beverage, and personal care products industries. 21 CFR Part 11 includes electronic signatures, multiple approval levels, record snapshots, a high level of security and configurability, and the ability to track all changes and edits made to electronic forms or documents.

Databridge: Through Databridge™, Datastream 7i can integrate with third party applications and receive and process data from external systems.

Datastream 7i Analytics: Datastream 7i Analytics provides in-depth, flexible reporting and graphing capabilities to help users analyze key metrics, forecast performance issues, and take preventive measures to optimize asset performance.

Datastream 7i Buy: Datastream 7i Buy™, automates the process of procuring industrial spare parts by connecting suppliers and buyers of industrial spare parts through the Internet.

Datastream 7i Extended: Datastream 7i Extended utilizes a zero-footprint HTML interface to offer functionality that addresses the most commonly used functions such as work management, material management, and asset management. Based on a J2EE infrastructure utilizing Enterprise Java Beans (EJBs) and Web Services, Datastream 7i Extended offers functionality that is easier to install, distribute and manage than most other Internet applications.

Datastream 7i Mobile: Datastream 7i Mobile enables customers to interface with Datastream 7i through portable input devices, such as laptops, pagers, cell phones, and personal digital assistants (PDAs). Users can create and update work orders, book labor hours, define equipment relationships, activate equipment warranties, record meter readings, and log inspection results from the field.

Key Performance Indicators (KPIs): Through KPIs, users define and monitor asset performance indicators, such as mean time between equipment failures, without having to run reports. KPIs provide a snapshot of how assets are performing against user-defined benchmarks.

Multi-Organization Security: For companies located in multiple countries utilizing a variety of currencies and languages, Datastream 7i can create multiple entities with one database. Each site within the organization is able to view and edit its own data while using its own currency and language.

Screen Designer: Screen Designer, included with Datastream 7i Extended, is an editing tool that allows users to modify screen layout and create user-defined fields without technical programming knowledge.

Warranty Management: This feature enables users to track both meter- and date-based asset warranties and process warranty claims. Users can also automatically track all work orders that have a potential claim. Datastream 7i retrieves the work orders for claim processing, posts specified meter readings for claim and historical purposes, and tracks time-elapsed based warranties.

Datastream 7i Architecture: Datastream 7i is an “n-tier” application, comprised primarily of the client, application server, and database server, completely designed and built using standard Internet protocols and technologies. The client for Datastream 7i can be any standard Java-enabled Web browser such as Internet Explorer 6.x. The client interacts directly with the second tier application server, which manages all business logic and workflow of the system. The Datastream 7i application server component, based on Oracle technology, interacts with the third-tier database server, which is responsible for storing all customer data.

Datastream 7i incorporates VeriSign digital certificates for authentication and 128-bit SSL encryption to protect data being transmitted from the server to the client. S-HTTP is also supported. Datastream 7i offers electronic record generation and storage, electronic signature, back-end tamper monitoring, preventive maintenance and inspection revision control, and an extensive auditing and reporting suite. As a result, Datastream 7i offers compliance tools for customers in the most stringent regulatory environments, such as those required by the US Department of Energy and the US Food and Drug Administration.

Datastream 7i is an open system that facilitates integration with third-party systems via standard integration tools. The product is standards compliant, supporting conventions such as Java, J2EE, Forms, Web services, XML, LDAP, and SOAP.

Datastream 7i product revenues as a percentage of total revenues were approximately 17%, 15% and 11% in 2003, 2002 and 2001, respectively. Total Datastream 7i revenues, including product revenues and service and support revenues were approximately 51%, 47%, and 35% in 2003, 2002 and 2001, respectively.

MP2. MP2® is designed for more traditional small- to medium-sized organizations dependent on more established technology architectures, such as those found in client server and file server environments. MP2, available in both file server and client server versions, is able to generate over 4,000 standard reports providing analysis down to specific location, piece of equipment, and employee. Add-on features to MP2 include MP2 Messenger™, Pocket MP2™, Pagerlink™, and MP2 Weblink®. MP2 is available for Microsoft Access, Microsoft SQL Server, and Oracle databases. The client server version of MP2 manages most of the processing at the server which expedites performance, ensures data integrity and security and reduces network traffic. MP2 is available in five languages.

Customers

For eighteen years, we have provided asset management software and services to the marketplace. We have over 7,000 customers who we actively support, and this customer base includes more than 60 percent of the Fortune 500. We have sold systems in 140 countries and in nearly every industry. We sell to our customers and prospective customers through a combination of direct sales, telesales and international distributors in virtually every major industry. Although we have customers in nearly every industry, we have specific strength in government, healthcare, manufacturing, oil and gas, pharmaceutical, transportation, and public utility industries.

No customer has represented more than 5% of our total annual revenues in any of the last three fiscal years.

Sales and Marketing

We sell our products and services through 161 sales professionals (as of March 1, 2004), which includes a direct sales force of 63 and a telesales force of 25. There are 73 sales personnel who represent pre-sales engineers, management, research, and lead qualification. We use internal and third-party systems to help manage our sales, marketing and customer support processes.

Our marketing department consists of 28 employees (as of March 1, 2004) and is responsible for marketing through public relations, industry analyst relations, customer reference programs, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design, product marketing, collateral development and provides input for our product development efforts.

Internationally, we market our software and services from offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Singapore, and the United Kingdom. In addition, we have a network of affiliates located throughout the balance of Europe, Latin America and the Asia Pacific. For financial information about our segment and operations in different geographic locations, see note 10 of our consolidated financial statements.

Alliances and Partners

We have established marketing agreements with IBM Global Services, Oracle Corporation, Microsoft Corporation and webMethods. We also have established a software development and licensing agreement with GE Fanuc Automation North America, Inc. (“GE Fanuc”), an affiliate of GE Industrial Systems, to deliver integrated asset management solutions globally.

We have established formal relationships with over 175 active industrial parts and office product suppliers such as Applied Industrial, Fastenal, Grainger, Motion Industries, Office Depot, MSC Industrial Direct and WESCO. These supplier partners are electronically connected to the Datastream 7i Buy trading network and serve to streamline and optimize the supply chain of spare parts required by our application customers.

Professional Services

We offer seven types of value added professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as asset management or preventive maintenance, (ii) technical services, which provide on-site installation and systems integration services, (iii) configuration services, which enhance the functionality of a customer’s system, (iv) spare parts purchasing and management services, (v) product and customer support services, (vi) project management, and (vii) customer training. As of March 1, 2004, we employed 249 service and support personnel worldwide, of which 158 were professional service personnel and 91 were support personnel.

Product and customer support services include unlimited, toll-free international access to our support staff, product updates, a searchable Internet site for common questions and requests, an Internet-based support tool for self-help via the Internet, e-mail support and an Internet-based file download service. We also offer a premium support service, under which a customer receives a dedicated analyst for direct level support, faster response and issue resolution commitments, and tailored customer management programs to meet specific customer needs. We provide support for our international customers via a tiered approach: first-level support is provided by a network of partners in conjunction with the local office with back-up expertise offered through the European technical center in Grenoble, France and the North American technical center in Greenville, South Carolina. Support related revenue is an important source of recurring revenue and profitability to our Company.

Hosting Services

Our customers have the option of accessing the functionality of Datastream 7i through hosting services that we provide for a monthly fee. This offering allows customers to access product functionality without the complexities and costs of managing such applications internally. Customers typically purchase the license for Datastream 7i and pay a support fee that covers the price of hosting.

The hosted offering is housed on a highly reliable, fault tolerant platform located in a UUNet data center. The data center is a generation 3 UUNet facility providing hardened security, direct access to the UUNet backbone through multiple paths, redundant power, and redundant HVAC.

Product Development

Our ability to design, develop, test and support new product technology and enhancements in a timely manner is essential to our future success. As of March 1, 2004, our product development group consisted of 102 people, focused on four key functions: development, quality assurance, documentation, and localization. The Development group consisted of 42 software developers, most of whom hold advanced programming or engineering degrees. We also utilize development contractors for certain product development projects. During the years ended December 31, 2001, 2002, and 2003, we spent $12.4 million, $10.7 million, and $12.4 million, respectively, on product development.

Competition

Our market for application software is intensely competitive. The principal methods of competition in this market include product performance, functionality, price and services. Certain of our existing competitors have greater financial, marketing, service and support and technical resources than Datastream. We compete with enterprise resource planning (ERP) vendors such as IFS, Oracle, Peoplesoft / J.D. Edwards and SAP, who offer enterprise-wide management systems with asset management modules. We also compete with traditional providers of asset management software such as Indus International and MRO Software.

Internationally, we compete with both local and global software vendors. Local and regional competitors are generally smaller, but are more knowledgeable of the specific markets in which they compete. Global competitors target international markets through distributors, direct sales and service offices or through strategic partnerships. Competition in these countries is frequently intense and there can be no assurance that we will be successful in these markets.

We must make continued investments in product development, particularly the development of Internet-based products, to meet competitive pressures. There can be no assurance that we will have sufficient resources to make these investments or that we will be able to make the technical advances necessary to continue to compete effectively in the future.

Intellectual Property

Our success is heavily dependent upon the technological and creative skills of our personnel and how successfully we can safeguard our efforts in developing and enhancing our software and related technology through the protection of our intellectual property rights, brand name, and associated goodwill. We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our software from competitors’ products. For example, we take measures to avoid disclosure of our trade secrets, including, but not limited to, requiring all employees and certain consultants, customers, prospective customers, and others with which we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. We also enter into license agreements with our customers, business partners and resellers that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. These license agreements impose restrictions on the use of our technology, including prohibiting the reverse engineering or decompiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to the source code for our products. While some of our license agreements require us to place the source code for licensed software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against us. Certain agreements may also provide that a licensee access and use the escrowed source code if we fail to provide specified software support.

We claim exclusive title to and ownership of the software we develop. We also seek to protect our software, documentation and other proprietary information under the trade secret, copyright and trademark laws. We assert copyright in our software, documentation and other qualifying works of authorship. We also assert trademark rights in and to our name, product names, logos and other markings that are designed to permit customers to identify our goods and services. We regularly file for and have been granted trademark protection from the U.S. Patent and Trademark Office and in other countries for qualifying marks.

Despite our efforts to protect our intellectual property rights, there can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop software products that are superior to our products. Existing copyright laws provide us limited protection in prohibiting competitors from independently producing software products that are substantially similar to our products. We do not hold any patents or have any patent applications pending.

Although we employ both statutory and contractual protections against unauthorized use of our proprietary technology, we may not be able to detect such unauthorized use or take appropriate steps to enforce our intellectual property rights effectively. In addition, certain contractual provisions, including restrictions on use, copying, transfer and disclosure of licensed programs, may be unenforceable under the laws of certain jurisdictions. Our international operations expose us to certain additional intellectual property risks in that the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Policing the unauthorized use of our intellectual property rights is difficult and expensive, particularly given the global nature and reach of the Internet. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology we have developed without paying for it. The misappropriation and use by others of our intellectual property could materially harm our business.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, and believe that our products, trademarks, service marks and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against us. In addition, we license technology from third parties that is incorporated into our software, and we bundle technology from third parties with our software. Any infringement claims, even those without merit, made against us arising out of our own or third party technology, could be time-consuming and expensive to defend and require us to address inherent uncertainties. The loss of proprietary technology or a successful claim against us could have a material adverse effect on our financial condition and results of operations.

Datastream®, Datastream 7i™, Datastream 7i Buy™, Databridge™, MP2®, MP2 WebLink®, Pocket MP2™, MP2 Messenger™ and PagerLink™ are our trademarks or service marks and are used in this report to denote our products and services. Other product and company names mentioned herein may be trademarks of their respective owners.

Seasonality

We typically see weaker service revenues in the third and fourth quarters of our calendar year due to lower utilization from Europe in the summer and fewer available billable days in the November and December months due to holidays and customer site shutdowns. The first and third quarters have traditionally been weaker for license sales, but this has become harder to predict given larger deal sizes and less predictable sales cycles associated with Datastream 7i. This seasonality may cause our results to vary from quarter to quarter.

Employees

As of March 1, 2004, we employed approximately 636 persons, including 189 sales and marketing personnel, 249 service and support representatives, 96 administrative personnel and 102 employees involved in product development. This includes both full-time and part-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreement. We consider relations with our employees to be good.

Segment and Geographic Information

See note 10 to the consolidated financial statements contained herein for information regarding our business segment and operations in different geographical regions.

Item 2. Properties

We conduct our principal operations out of a 125,000 square foot headquarters building owned by the Company and located in Greenville, South Carolina. We also own a 15,000 square foot building in Dessau, Germany. We also have the following office properties under lease:

Location	Lease Expiration	Square Footage (approx.)
Rotterdam, The Netherlands	August 2007	9,763
Paris, France	February 2008	8,812
Buenos Aires, Argentina	March 2005	8,417
Grenoble, France	February 2005	7,513
Munich, Germany	November 2007	7,266
Singapore	July 2005	4,400
Atlanta, Georgia	April 2004	2,994
Shanghai, China	November 2004	2,672
Mexico City, Mexico	September 2004	2,583
Theale, United Kingdom	September 2005	2,061
Beijing, China	December 2004	1,439
Sao Paulo, Brazil	January 2005	1,292
Tokyo, Japan	November 2004	563
Princeton, New Jersey	October 2004	549
Dallas, Texas	March 2005	489
Santiago, Chile	May 2004	969
Toronto, Canada	April 2004	130

It is our intention to renew the above leases at the then current market rate at the time the lease expires.

Item 3. Legal Proceedings.

We are occasionally involved in legal proceedings or other claims arising out of its operations in the normal course of business. No such current proceedings or claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Datastream’s stockholders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Our common stock, $.01 par value per share (the “Common Stock”), is traded on the Nasdaq National Market under the symbol DSTM. We have never declared or paid any cash dividends on our Common Stock. However, we declared a two-for-one stock split, effected in the form of a one-for-one share dividend, effective September 12, 1995. We declared a second two-for-one stock split, effected in the form of a one-for-one share dividend, effective January 30, 1998. We do not anticipate paying any cash dividends in the foreseeable future. The chart below sets forth the high and low closing prices for each quarter of our last two fiscal years.

Quarter Ended	High	Low
March 31, 2002	$9.80	$5.70
June 30, 2002	$9.25	$5.80
September 30, 2002	$7.25	$4.37
December 31, 2002	$6.57	$4.84

March 31, 2003	$7.15	$4.81
June 30, 2003	$11.00	$6.55
September 30, 2003	$12.26	$7.55
December 31, 2003	$8.85	$6.96

The closing price of a share of our Common Stock on March 4, 2004 was $8.25. As of March 4, 2004, we had 193 shareholders of record of its Common Stock.

Item 6. Selected Financial Data.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$118,776	$97,368	$89,525	$90,002	$91,398
Total cost of revenues	46,545	42,023	35,265	32,757	30,846

Gross profit	72,231	55,345	54,260	57,245	60,552
Total operating expenses	61,845	76,268	70,650	54,950	53,467

Operating income (loss)	10,386	(20,923)	(16,390)	2,295	7,085
Net other income (expense)	1,461	(4,021)	792	543	(1,047)

Income (loss) before income taxes	11,847	(24,944)	(15,598)	2,838	6,038
Income tax expense (benefit)	4,412	(8,101)	(1,078)	998	2,140

Net income (loss)	$7,435	$(16,843)	$(14,520)	$1,840	$3,898

Basic net income (loss) per share	$.39	$(.84)	$(.71)	$.09	$.19

Diluted net income (loss) per share	$.37	$(.84)	$(.71)	$.09	$.19

Basic weighted average common shares outstanding (1)	19,118	20,009	20,403	20,138	20,136
Diluted weighted average common shares outstanding (1)	20,098	20,009	20,403	20,558	20,589

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Working capital	$34,652	$30,353	$27,859	$31,473	$39,432
Total assets	88,175	85,283	71,417	76,909	84,039
Long-term debt, less current portion	224	8	—	—	—
-Total stockholders’ equity	67,284	60,598	48,624	49,541	55,326

(1)	See note 11 to the consolidated financial statements for discussion of calculation of basic and diluted weighted average common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” and elsewhere in this report.

Overview

We provide asset performance management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500. Through asset performance management, customers can maintain, manage, and improve the performance of their capital asset infrastructure, such as manufacturing equipment, fleet, and facilities.

Through the 1990s, we grew rapidly and profitably. In 1999, we determined that we needed a course change to address the Internet, and we invested heavily in Internet technologies and services in the following years. As a result, we were not profitable from the first quarter of 2000 to the third quarter of 2001. We returned to profitability in the fourth quarter of 2001, the same quarter we released our new Internet products which established the foundation of our current flagship product, Datastream 7i.

We were profitable in 2002 and more so in 2003 as a result of the strength of our flagship product and cost reduction initiatives, and we expect to continue to be profitable in 2004. Growth in profits for a software company is strongly tied to license revenues. License revenues typically result in subsequent service and support revenues. We intend to grow license revenue by increasing the size of our direct sales force and improving their productivity. Growth in profits is also strongly tied to product quality, functionality and performance, and we can only achieve this by continuing to invest in our product offering.

When we sell to a customer, we typically commit to an arrangement consisting of application licenses, services and support. We will also sell services to host the licensed application. During 2003, we experienced higher support revenue per customer, which was an important factor in our profitability. Our support revenue is a key source of recurring revenue and profitability in our business.

Our gross margin, which measures net revenues less cost of goods sold as a percentage of total revenues, improved in 2003 because of reduced services costs and increased support revenue as a percentage of our total revenues. Our operating margin, which measures operating income as a percentage of total revenues, improved in 2003 due largely to more effective marketing strategies and improved sales productivity. Our cost structure primarily consists of salaries, wages, and benefits provided to our employees.

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

We typically see weaker service revenues in the third and fourth quarters of our calendar year due to lower utilization from Europe in the summer and fewer available billable days in the November and December months due to holidays and customer site shutdowns. The first and third quarters have traditionally been weaker for license sales, but this has become harder to predict given larger deals sizes and less predictable sales cycles associated with Datastream 7i. This seasonality may cause our results to vary from quarter to quarter.

International revenues were approximately $36.4 million or 39.8% of total revenues in 2003, compared to $35.2 million, or 39.1% of total revenues in 2002, and compared to approximately $34.2 million, or 38.2% of total revenues, in 2001. See note 10 to the consolidated financial statements.

The following paragraphs set forth our statement of operations data for the three years ended December 31, 2001, 2002 and 2003, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

2003 Compared to 2002 Compared to 2001

Revenues:

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Product revenue	$25,782	$26,026	$25,915	0.9%	(0.4)%
Percentage of total revenues	28.8%	28.9%	28.4%

Professional services and support	$63,743	$63,976	$65,483	0.4	2.4
Percentage of total revenues	71.2%	71.1%	71.6%

Total revenues	$89,525	$90,002	$91,398	0.5	1.6

Product Revenue

Product revenues consist of all software product sales including Datastream 7i, Datastream 7i Buy, and legacy products such as MP2. We have one reportable segment and sell products out of eighteen different sales offices worldwide.

The slight decrease in 2003 product revenue compared to 2002 product revenue is due to the continued transition from legacy products to Datastream 7i. The legacy products decrease was slightly higher than the increase in Datastream 7i sales in 2003 compared to 2002. In an effort to improve product revenue growth, we announced the appointment of John Sterling, III to the position of executive vice president of worldwide sales in October 2003. The slight increase in 2002 over 2001 was driven by the transition to Datastream 7i, which has a higher average deal size.

Professional Services and Support Revenue

Professional services revenue includes consulting fees for product implementation and training. Support revenue includes fees charged to customers for technical, customer and application hosting services associated with the support of our products. Professional service revenue declined approximately 7% in 2003 compared to 2002 and 33% in 2002 compared to 2001, due to increased partnering with third party service providers and increased market competition. Support revenue increased approximately 15% in each of 2003 and 2002 as compared to the prior year due to high support renewal rates and increased average support agreements associated with the larger sale sizes of Datastream 7i.

Cost of Revenues

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Cost of product revenues	$1,384	$1,246	$1,545	(10.0)%	24.0%
Percentage of total revenues	1.5%	1.4%	1.7%
Cost of professional services and support revenues	$33,881	$31,511	$29,301	(7.0)	(7.0)
Percentage of total revenues	37.9%	35.0%	32.1%

Total costs of revenues	$35,265	$32,757	$30,846	(7.1)	(5.8)

Cost of Product Revenues

Costs of product revenues include the cost to purchase and duplicate software diskettes, the cost to print training manuals, costs associated with third party licensing, products or commissions, shipping charges and miscellaneous inventory charges. The increase in 2003 as compared with 2002 was a result of increased sales of third party products in conjunction with Datastream 7i license sales. The decrease in 2002 as compared with 2001 was due to the decrease in smaller-sized license sales which typically have higher cost of sales, in the aggregate.

Cost of Professional Services and Support Revenues

The cost of professional services includes employee-related costs and the related costs incurred to provide consulting services and training to customers. The cost of support revenues consists of employee-related costs to provide on-going support. The decreases as a percentage of revenue in 2003 and 2002 as compared to the prior year were due to improved returns on professional per-day rates and reductions in service personnel expenditures.

Operating Expenses:

Sales and Marketing

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Sales and marketing	$36,229	$33,381	$29,696	(7.9)%	(11.0)%
Percentage of total revenues	40.5%	37.1%	32.5%

Sales and marketing expenses include printed advertising, web advertising, conference and trade shows, direct mail marketing, publicity expense and salary and related expenses. The decreases in 2003 and 2002 as compared to the prior year were a result of a reduction in print and mail-based advertising, a reduction in tradeshows, and lower employee related expenses in sales and marketing due primarily to reduced headcount.

Product Development

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Product development	$12,384	$10,683	$12,421	(13.7)%	16.3%
Percentage of total revenues	13.8%	11.9%	13.6%

Product development costs consist of employee related expenses, contract labor expenses, and the allocation of general expenses related to the development of our products. The increase in 2003 as compared to 2002 was a result of the development of Datastream 7i Extended and Datastream 7i for the Microsoft SQL Server database. The decrease in 2002 as compared to 2001 was primarily due to reduced personnel expenditures and efficiencies gained by our move to a single development platform.

General and Administrative

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
General and administrative	$9,816	$10,886	$11,350	10.9%	4.3%
Percentage of total revenues	11.0%	12.1%	12.4%

General and administrative expenses include the cost of our finance, human resources and information services. The 2003 increase as compared to 2002 was a result of an increase in salary and salary related expenses and miscellaneous utility expenses, offset by a decrease in bad debt expense. The 2002 increase as compared to 2001 was due to an increase in doubtful accounts written off directly to bad debt expense and legal and accounting fees.

Goodwill Amortization and Write-off of Goodwill and Other Long-Lived Assets

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Goodwill amortization	$2,266	—	—	N/M	N/M
Impairment of goodwill and other long- lived assets	$9,955	—	—	N/M	N/M
Percentage of total revenues	13.6%	—	—

N/M – Not meaningful

During 2001 we identified indicators of possible impairment of goodwill and other long-lived assets which included, but were not limited to, significant negative industry and economic trends, significant under-performance of certain of our international operations relative to historical or projected future operating results, our net book value as compared to market capitalization and a decline in our stock price for a sustained period. Total impairment charges of approximately $10.0 million were recorded in the third quarter of 2001, eliminating all of the recorded goodwill. No such charges were incurred in 2002 or 2003.

Other Income/Expense

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Net other income (expense).	$792	$543	$(1,047)	(31.4)%	N/M
Percentage of total revenues	0.9%	0.6%	(1.1)%

N/M – Not meaningful

Other income (expense) includes costs incurred that are not related our normal course of business operations. Typically, this is interest income (expense) and gains (losses) on assets and liabilities not used in the normal course of business. The decrease in 2003 was a result of a write-down of a long-term investment in an unrelated entity. See the discussion related to Dovebid, Inc. under “Liquidity and Capital Resources.” The decrease in other income in 2002 was due to the reduction in interest income as a result of declining rates of return on overnight and short-term cash investments.

Income Taxes

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(in thousands, except percentage data)
Income tax expense (benefit)	$(1,078)	$998	$2,140	N/M	114.4%
Percentage of total revenues	(1.2)%	1.1%	2.3%

N/M – Not meaningful

Our effective income tax rate was 35% in 2003 and 2002 compared to 6.9% in 2001. The 2002 increase in the effective tax rate was a result of a net operating income position in 2002 compared to net operating losses in 2001.

Quarterly Results

General.

The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2003. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and notes thereto. Our quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

	Quarter Ended
	2002				2003
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
Revenues:
Product	$5,792	$6,838	$6,040	$7,356	$6,522	$6,272	$6,211	$6,911
Professional services and support	15,805	15,975	15,935	16,261	16,262	17,117	16,178	15,925

Total revenues	21,597	22,813	21,975	23,617	22,784	23,389	22,389	22,836
Cost of revenues:
Cost of product revenues	360	265	235	386	221	382	282	661
Cost of professional services and support revenues	7,931	7,811	8,128	7,640	7,558	7,551	7,209	6,982

Total cost of revenues	8,291	8,076	8,363	8,026	7,779	7,933	7,491	7,643

Gross profit	13,306	14,737	13,612	15,591	15,005	15,456	14,898	15,193
Operating expenses:
Sales and marketing	7,920	8,926	8,347	8,188	7,251	7,975	7,005	7,464
Product development	2,676	2,625	2,648	2,734	2,870	3,020	3,360	3,171
General and administrative	2,819	2,696	2,216	3,155	3,506	2,691	2,727	2,426

Total operating expenses	13,415	14,247	13,211	14,077	13,627	13,686	13,092	13,061

Operating income (loss)	(109)	490	401	1,514	1,378	1,770	1,806	2,132
Net other income (expense)	61	83	123	275	96	(1,356)	84	128

Income (loss) before income taxes	(48)	573	524	1,789	1,474	414	1,890	2,260
Income tax expense (benefit)	(19)	201	183	632	516	162	661	801

Net income (loss)	$(29)	$372	$341	$1,157	$958	$252	$1,229	$1,459

Basic net income (loss) per share	$(.00)	$.02	$.02	$.06	$.05	$.01	$.06	$.07

Diluted net income (loss) per share	$(.00)	$.02	$.02	$.06	$.05	$.01	$.06	$.07

The table below sets forth the percentage relationship of certain items to total revenues with regard to our results of operations for each of the eight quarters through the quarter ended December 31, 2003.

	Quarter Ended
	2002				2003
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues:
Product	26.8%	30.0%	27.5%	31.1%	28.6%	26.8%	27.7%	30.3%
Professional services and support	73.2	70.0	72.5	68.9	71.4	73.2	72.3	69.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	1.7	1.2	1.1	1.6	1.0	1.6	1.3	2.9
Cost of professional services and support revenues	36.7	34.2	37.0	32.4	33.1	32.3	32.2	30.6

Total cost of revenues	38.4	35.4	38.1	34.0	34.1	33.9	33.5	33.5

Gross profit	61.6	64.6	61.9	66.0	65.9	66.1	66.5	66.5
Operating expenses:
Sales and marketing	36.7	39.1	38.0	34.7	31.8	34.1	31.3	32.7
Product development	12.4	11.5	12.0	11.6	12.6	12.9	15.0	13.9
General and administrative	13.1	11.8	10.1	13.4	15.4	11.5	12.2	10.6

Total operating expenses	62.1	62.5	60.1	59.7	59.8	58.5	58.5	57.2

Operating income (loss)	(0.5)	2.1	1.8	6.4	6.0	7.6	8.1	9.3
Net other income (expense)	0.3	0.4	0.6	1.2	0.4	(5.8)	0.4	0.6

Income (loss) before income taxes	(.02)	2.5	2.4	7.6	6.5	1.8	8.4	9.9
Income tax expense (benefit)	(0.1)	0.9	0.8	2.7	2.3	0.7	3.0	3.5

Net income (loss)	(0.1)%	1.6%	1.6%	4.9%	4.2%	1.1%	5.5%	6.4%

Liquidity and Capital Resources

We fund our operating activities primarily with cash generated from operations. Our primary uses of cash are employee compensation and related expenses, marketing expenditures, overhead items such as rent and utilities, and capital expenditures such as computers, servers, network systems and building improvements. Our primary sources of cash are collections of license, service and support revenues. We ended 2003 with $44.9 million in cash and cash equivalents, a $10.2 million increase from $34.7 million in 2002. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash provided by operations was approximately $12.5 million for the year ended December 31, 2003. We generated positive cash from operations primarily through increased profits, collections of accounts receivable from earned and unearned revenue, and the invoicing and collection of unbilled revenues in excess of cash payments for operating expenditures. Increases in cash were offset by various timing differences due to the payment of liabilities expensed in 2002 and tax payments of approximately $1.2 million. The increased collections of accounts receivable in 2003 compared to 2002 was due to improved process management and better customer satisfaction. Unbilled revenue decreased upon the completion of several larger service projects. In 2003, we used approximately $4.0 million in investing activities primarily related to building improvements and purchases of technical assets such as computers, servers and network systems. Cash provided from financing activities was approximately $808,000 from the receipt of approximately $2.2 million in proceeds from the exercise of stock options and from stock issuances under employee purchase plan, offset by $1.4 million in purchases of treasury stock through our share repurchase plans.

We believe that our capital expenditures for property and equipment in 2004 will be approximately 3-5% of total revenues. However, the actual capital expenditures for property and equipment in 2004 may change as business conditions fluctuate. Our research and development costs are likely to be higher in 2004, but could be lower due to market conditions. Research and development costs may change as business conditions fluctuate. We plan to continue to purchase shares of our stock under the current stock repurchase program. The current plan expires in August 2005.

Cash provided by operations was approximately $13.1 million for the year ended December 31, 2002. We generated positive cash from operations through invoicing and collection of unbilled revenue related to the completion of certain international projects. We increased our liquidity by applying tax credits in lieu of cash for our tax obligations. We also generated positive cash from operations from prepayments of support and hosting services. In 2002, we used approximately $2.6 million in investing activities primarily related to purchases of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $585,000 resulting from $1.0 million in purchases of treasury stock through our share repurchase plans offset by the receipt of $459,000 from the exercise of stock options and from stock issuances under the employee purchase plan.

Cash provided by operations was approximately $14.7 million for the year ended December 31, 2001. We received a large tax refund in 2001, which became the primary contributor to cash provided by operating activities for the year. We also generated positive cash from operations through collections of accounts receivable offset by significant cash payments for expenditures made in the prior year. The reduction in accounts receivable was due to improved management of our account receivable process. The cash payments for expenditures made in the prior year occurred as we completed much of the spending commitments associated with our investments in e-commerce and the Internet in 2000. In 2001, we used approximately $2.5 million investing activities primarily related to additions of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $1.4 million resulting primarily from $2.1 million in purchases of treasury stock through our share repurchase plans, offset by the receipt of $1.0 million in proceeds from the exercise of stock options and from stock issuances under employee purchase plan.

In March 2000, we made a $2.0 million investment in Dovebid, Inc. (“Dovebid”). This investment represents less than 20% of the outstanding capital stock of Dovebid. On August 8, 2003, Datastream received notice from Dovebid that it intended to raise additional financing which would be dilutive to Datastream’s ownership position in Dovebid and at an implied valuation below the carrying value of Datastream’s $2.0 million investment. Accordingly, Datastream decreased its long-term investment to $499,464 from $2.0 million and recorded an impairment charge of approximately $1.5 million through other income (expense), net. It is unknown if any further adjustments to the carrying value of our investment in Dovebid will occur in future periods.

We maintain a Singapore line of credit for Sgd 300,000 (approximately $177,000) which bears interest at 1% over the Singapore dollar prime lending rate. The outstanding borrowings were Sgd 120,398 (approximately $71,000) under the line of credit as of December 31, 2003.

On February 26, 2001 we announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of Datastream’s outstanding common stock. During the first three quarters of 2001, we repurchased 284,500 shares of common stock at a cost of $1,620,288. The repurchased shares were added to the 405,000 treasury shares (cost of $4,052,763) repurchased in 1999 under a separate stock repurchase plan. This plan expired during the third quarter of fiscal 2001. On October 4, 2001 we announced that our Board of directors had authorized the repurchase of up to 1,000,000 shares of our outstanding common stock. We repurchased 209,500 shares of common stock at a cost of $817,121 before the plan expired on April 4, 2002. On July 23, 2002 we announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of our outstanding common stock. We repurchased 255,400 shares under this stock repurchase plan at a cost of $1,457,223 before this plan expired on July 23, 2003. The repurchased shares under these three plans were used for general corporate purposes, including grants of employee stock options. The shares are classified as treasury stock on the consolidated balance sheet and are reported at cost.

On August 15, 2003, we announced that our board of directors had authorized a plan to repurchase up to 1,000,000 shares of our outstanding common stock. This plan expires August 15, 2005. Subject to availability, the repurchases may be made from time to time in the open market or otherwise at prices that we deem appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. We repurchased 92,300 shares for $715,679 overall and 70,300 shares for $524,759 during the fourth quarter of 2003. The aggregate number of shares repurchased under all prior and current plans was 1,246,700 as of December 31, 2003.

In connection with entering into a software development and licensing agreement with GE Fanuc North America, Inc. (“GE Fanuc”), on February 13, 2002, we issued a warrant to GE Fanuc to purchase up to 50,000 shares of our common stock. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of our common stock on the date of issuance of the warrant. The warrant agreement allows for net share settlement and provides “piggy back” registration rights for the underlying common stock.

We have accounted for the warrant using the guidance of Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” As a result, on the date of issuance we recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to prepaid commissions. We will record amortization of the prepaid commissions as a reduction of revenue over the three years the warrant is exercisable. The impact to our financial condition has been and is expected to continue to be insignificant over the three-year period.

As of December 31, 2003, we had no material commitments for debt or capital expenditures. We believe that our current cash balances and cash flow from operations will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the SEC’s Regulation S-K.

Aggregate Contractual Obligations

Our commitments as of December 31, 2003 consist of obligations under our operating leases.

Lease Commitments

We lease certain of our facilities and equipment under non-cancelable operating lease arrangements that expire at various dates through 2007. The leases are all standard short-term operating leases. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $1.4 million, $1.4 million and $1.5 million, respectively.

The following table summarizes our contractual commitments under non-cancelable lease agreements as of December 31, 2003:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,127,044	$1,414,340	1,251,417	$461,287	—

Indemnification Obligations

In the regular course of our business, we contract to provide indemnification to our customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Under our Bylaws, we indemnify our directors, officers and employees for certain events or occurrences while the director, officer or employee is, or was serving, at our request in such capacity. The indemnification applies to all pertinent events and occurrences to the extent and under the circumstances permitted under Delaware law. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited. We have, however, director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations in excess of applicable insurance coverage is minimal.

Critical Accounting Estimates and Policies

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see note 1 in the notes to the consolidated financial statements included in this Form 10-K.

Revenue Recognition - Our revenues consist primarily of fees for product sales, professional services, hosting and customer support.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to the multiple elements of an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement and completion of negotiations. Management strives to achieve net 30 payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period for each geographic region, then revenue is recognized as payments are received.

The amount of product revenues recognized is determined based on the residual amount of the multiple element contract value that is not assigned to other elements based on VSOE of those elements. If acceptance terms for the licensed product exist, we recognize revenue upon customer acceptance or the expiration of the acceptance period. If it is determined that professional services are essential to the functionality of the product as delivered, then product revenue is recognized as the services are performed.

Support Revenues - We recognize support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets. Support VSOE is either the stated contract renewal rate or the support renewal rate as a percentage of the past product sales if there is no stated contract renewal rate.

Professional Services Revenues - Professional services revenues are primarily related to implementation, integration and training services performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements. Revenues from professional services are recognized as the services are performed unless there is a fixed fee for services. Fixed fee service revenues are recognized using contract accounting. We estimate the cost, scope and duration of each engagement. The revenue and related costs are recognized using the percentage-of-completion method. Progress to completion is measured as total labor cost. Revisions to estimates are reflected in the period in which changes become known. We provide for project losses as they become known. Revenues from hosted software service arrangements are recognized ratably over the term of the hosting arrangement. Hosting services VSOE is either the stated contract renewal rate or the renewal rate as a percentage of the past product sales if there is no stated contract renewal rate. Professional services VSOE is based on the day rate we are able to negotiate when services are sold separate from a contract. Reimbursed expenses are recorded gross as revenue with an offsetting amount recorded to service cost of sales.

Our standard agreements do not contain product return rights. We provide a standard warranty of 30 days from the date of sale. We continually evaluate our obligations with respect to warranties, returns and refunds. Based on historical trends and management’s evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts. We may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue.

Income Taxes - We account for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2002 and 2003, we had approximately $6.2 million and $5.3 million, respectively, in deferred tax assets, net of valuation allowances.

We evaluate the realizability of our deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative in making this assessment. Positive evidence supporting the realizability of our deferred tax assets include: our strong earnings history prior to operating losses realized in 2001, the ability to carryback losses to prior years, positive results in recent years, projections of future taxable income in 2004, the existence of significantly appreciated net assets and the availability of prudent and feasible tax planning strategies to accelerate taxable amounts. Our pre-tax operating losses in 2001 represent negative evidence with respect to the realizability of our deferred taxes assets. However, such losses included infrequent litigation settlements, non-taxable goodwill amortization and impairment charges, and losses related to our investment in the e-commerce market which are not expected to continue.

In order to realize virtually all of the deferred tax assets, we will need to generate future federal taxable income of approximately $7,500,000 prior to the expiration of the net operating loss and tax credit carryforwards commencing in 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

In the future, if we determine that we expect to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made. Alternatively, if we determine that we no longer expect to realize a portion of our net deferred tax assets, an increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made.

Allowance for Doubtful Accounts Receivable - We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining the allowance for doubtful accounts receivable, we review the rolling twelve month average of account write-offs, customer specific account risks, accounts receivable aging, and geographic specific factors that may impact international accounts. These factors combine to establish the allowance for doubtful accounts balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. We adopted the required disclosure amendments beginning December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in certain circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), which was issued in January 2003. We will be required to apply FIN 46R to VIEs created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R will not have a material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) ratified its tentative conclusions on EITF 00-21, Revenue Arrangements with Multiple Deliverables, subject to certain revisions made in both the January 2003 and March 2003 meetings. EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

In July 2003, the EITF reached a consensus on EITF 03-5, Applicability of AICPA Statement of Position No. 97-2 (“SOP 97-2”) to Non-Software Deliverables. EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverable is within the scope of SOP 97-2 if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning August 31, 2003. The adoption of EITF 03-5 in the fourth quarter of 2003 did not have a material effect on our consolidated financial statements.

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

Our market continues to be highly competitive. We expect competition to intensify as new companies enter the market and existing ones expand their product lines. Certain competitors, including enterprise resource planning, or ERP, companies, have greater financial, marketing, technical, and service and support resources than we do. In addition, many prospective customers have already made significant commitments to ERP competitors, which could materially and adversely affect our ability to succeed in our market. Further, slowing U.S. and world economies could result in a decrease in spending by corporations on information technology and software. This could lead to even greater competition in our markets. We cannot assure you that we will be able to successfully compete against current and future competitors, especially if customers or prospective customers decrease their level of spending on asset management products in a slowing economy. If we fail to compete successfully, our results of operations would be materially and adversely affected.

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

Traditionally, a significant portion of our revenues in any quarter had been the result of a large number of relatively small orders received during the period. We expect the average size of our license sales transactions, however, to continue to increase in the coming years. An increase in average deal size typically increases the length of the average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always forecast the timing or amount of specific sales, and sales may vary from quarter to quarter. Further, we typically realize a significant portion of our revenue from sales of software licenses in the last month of a quarter, frequently even in the last days of a quarter. This makes it difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results.

In addition, the market for our asset management software has changed dramatically over the last several years, and we expect that it will continue that trend as technology advances continue. As our average license sale size has grown, we have shifted the primary focus of our sales and marketing efforts upon the enterprise-wide deployment of Datastream 7i. We expect to experience a decline in the large number of relatively small orders that has been a staple of our marketing and sales efforts in the past. We have restructured our sales and marketing organizations to facilitate this move to the higher-end transactional model. There can be no guarantee, however, that we will ultimately be successful in making this transition. Also, the overall demand for enterprise asset management software may grow more slowly than we anticipate (or even decrease) in upcoming quarters. We have reported fluctuations in software license revenue in each of the last three years, as we make this transition to predominately higher-end transactions. This may be an indication of the extent of market penetration into the asset management software market, as well as a retrenchment in the way companies purchase enterprise software. To the extent that a slow down in the market for enterprise asset management software develops, it could have a materially adverse affect on our business, results of operations and financial condition.

Other factors which could contribute to a fluctuation in our quarterly results include but are not limited to the following:

•	changes in demand for our products and services and market acceptance of new products;

•	competitive conditions in the industry;

•	changes in our pricing policies or those of our competitors;

•	changes in customer budgets;

•	the introduction of new products or product enhancements by us and our competitors;

•	changes in our sales and marketing organization;

•	product life cycles and rotations;

•	technological changes in computer systems and environments;

•	variability in new licenses obtained;

•	loss of customers;

•	changes in the proportion of revenues attributable to licensing fees versus services;

•	changes in the level of operating expenses;

•	delay or deferral of customer implementations of their software;

•	deferral of certain product and/or service revenue to subsequent reporting periods to comply with revenue recognition accounting requirements;

•	foreign currency exchange rates; and

•	other economic conditions generally or in our particular industry.

Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

Our engagements typically require longer implementations and other professional services engagements.

Our implementations generally involve an extensive period of delivery of professional services, including the configuration of the solutions, together with customer training and consultation. In addition, existing customers for other professional services projects often retain us for those projects beyond an initial implementation. A successful implementation or other professional services project requires a close working relationship between us, the customer and often third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementations or other professional services projects, and increase risks of delay of such projects. Delays in the completion of an implementation or any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results. In addition, customers may defer implementation projects or portions of such projects, typically at any time without penalty, and such deferrals could have a material adverse effect on our business and results of operations.

Our hosting services strategy may reduce profits.

We cannot assure you that our hosting service customers will remain customers over a sustained period of time. A successful hosting service offering must be accessible to customers continually, without disruptions. We cannot provide assurances that the technical infrastructure employed by hosting service customers or prospective hosting service customers is sufficiently robust to prevent disruptions in Internet services beyond our control or that of our third party managed services provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our hosting service on a competitive basis. Such connectivity and related issues could adversely affect the growth and customer acceptance of our hosting service business model. In addition, while our traditional business model charges an up-front license fee for access to our software applications, one of the offerings available through our hosting service business model charges a significantly lower monthly fee for rights to the same application for a defined term. Certain customers may choose a monthly revenue model as opposed to an up-front license fee. As a result, this subscription model, if widely adopted by our customers, could significantly lower revenue and profits in the near term.

Our electronic procurement product strategy may not generate future revenue and profits.

Our Datastream 7i Buy product enables our customers to direct MRO procurement to a select group of MRO suppliers via the Internet. The market for products comparable to Datastream 7i Buy is competitive and there can be no assurances that we will successfully generate sufficient license and service revenue from this initiative. Also, we charge MRO suppliers a transaction fee for each transaction executed through the Datastream 7i Buy network. There can be no assurances that this transaction fee model will be profitable or sustainable in the long term. The market for Internet-based MRO procurement has experienced considerable change over the past several years and the customer demand for this area has been significantly reduced. As we continue to market and sell the Datastream 7i Buy initiative, particularly internationally, we may be required to augment our technical infrastructure to meet the requirements of customers for MRO procurement solutions. If we are not successful in any of these areas, it could have a material adverse affect on our results of operations.

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

A principal element of our strategy is to establish and maintain alliances with other companies, such as system integrators, resellers, consultants, and suppliers of MRO products and services. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. Our inability to establish and maintain alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

We have entered into a strategic agreement with IBM Corporation under which we have undertaken to integrate our respective products and to market the IBM versions of our products in preference to other versions. Our license revenue may be affected by the success and acceptance of the IBM WebSphere and DB2 products relative to those of IBM’s competitors. We may experience difficulties in gaining market acceptance of the IBM version of our products, and difficulties in integrating and coordinating our products and sales efforts with those of IBM. In addition, customers or prospects that have not adopted the IBM technology platform may view our alliance with IBM negatively, and competitive alliances may emerge among other companies that are more attractive to our customers and prospective customers.

The success of Datastream 7i Buy is substantially dependent upon our strategic relationships with certain spare parts suppliers and service providers who pay a transaction fee for orders placed through the Datastream 7i Buy network. We have more than 175 strategic supplier agreements, none of which represent significant revenues. Our third party suppliers and service providers may not view their relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers’ procurement in the future. Therefore, we cannot assure you that any of these relationships will be successful in the long term. We also cannot assure you that we will be able to establish new agreements, that these agreements can be renewed on commercially acceptable terms or that any relationships, if established, will be commercially successful.

Our hosting service business model depends heavily on managed services provided by a third party. To be successful, the hosted application must be accessible to customers continually, without any disruptions. If our third party service provider fails to provide consistent access of the application to our customers, it would have a material adverse effect on our business. We cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party managed services provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing our hosting service on a competitive basis. As we expand our hosting service and Datastream 7i Buy offerings internationally, we may need to augment our existing technical infrastructure on a global or regional basis, to provide the complete array of services and availability that hosting customers require.

Our future success is substantially dependent on third party technologies.

We rely heavily on third parties that supply us with certain technologies that are crucial to our success. In particular, our line of Internet-based applications is highly dependent on Oracle technology, including Oracle database technology and development tools. We are also dependent on Microsoft SQL Server and Internet Explorer. If such technology does not achieve continued market acceptance or if Oracle were to develop application software that successfully competed with our application software, it could have a material adverse effect on the acceptance of our products, and thus our results of operations.

We also expect to increasingly depend on third party technology that facilitates the integration of our products with other systems of our clients. This integration is crucial to our success. The market for integration solutions and technology to implement enterprise-wide Web Services is rapidly changing and intensely competitive. There are a variety of methods to integrate software applications and to implement Web Services. We expect that competition will remain intense as the number of entrants increases and new technologies emerge. We cannot assure you that third parties will continue to develop new versions of products that successfully facilitate this integration. We also cannot assure you that that the third party technology licenses we depend upon or suitable alternatives will continue to be available to us on commercially reasonable terms, if at all. As we continue to introduce new products that incorporate new technologies, we may license additional technology from additional third parties. Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions, which could materially and adversely impact our results of operations.

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

We generate our international sales through our international sales subsidiaries, as well as through a variety of indirect sales and marketing channel alliances. Our business, and our ability to maintain and expand our operations internationally, is subject to the risks inherent in international business activities, including, in particular:

•	difficulty in staffing and managing an organization spread over various countries;

•	greater difficulty in safeguarding our intellectual property;

•	acceptance of localized versions of our products;

•	cultural differences in the conduct of business;

•	maintaining uniform administrative controls in each country in accounting for customer contractual commitments;

•	general economic and political conditions in each country;

•	fluctuating economic and political conditions affecting geographic regions;

•	foreign currency exchange rate fluctuations;

•	increased trade restrictions;

•	changes in tariff rates;

•	longer accounts receivable payment cycles in certain countries;

•	product compliance with local language and business customs;

•	unexpected changes in regulatory requirements; and

•	compliance with a variety of foreign laws and regulations.

Any of the foregoing factors could have a material adverse effect on our ability to expand internationally, which could materially and adversely affect our results of operations.

In the past, we acquired several international businesses. Our inability to successfully grow these international acquisitions resulted in goodwill impairment, which has had a significant adverse affect on the results of operations. In addition, as a result of these acquisitions, we are more deeply involved with international markets that are less familiar. We cannot assure you that we will successfully compete in these international markets. We anticipate that our future results of operations may be subject to quarterly variations as a result, in part, of the seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

Further, we conduct virtually all of our business in US Dollars, European Euros, Japanese Yen, United Kingdom Pound Sterling, Singapore and Australian Dollars, Argentinean, Chilean and Mexican Pesos, Brazilian Real, and Chinese Renminbi. Changes in the value of these currencies relative to the dollar could negatively impact our financial condition. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to US Dollars could adversely affect the US Dollar equivalent value of the foreign denominated cash.

In trying to increase our sales to the public sector, we may face difficulties and risks unique to government contracts that may have a detrimental impact on our business or operating results.

We are expanding our customer base to include more entities and agencies within the U.S. government and state and local governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as with other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the U.S. government often requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our software or services are improperly priced, or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a financial loss for Datastream if we fail to win a contract on which we submitted a bid. Further, some agencies within the U.S. government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

Contracts with the governmental entities also frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences may permit the public sector customer to take actions not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default. The U.S. government can also suspend operations if Congress does not allocate sufficient funds, and the U.S. government may allow our competitors to protest our successful bids. If any of these events occur, they may negatively affect our business and financial results. In order to maintain contracts with the U.S. government, we must also comply with many rules and regulations that may affect our relationship with other customers. The U.S. government can terminate its contract with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the U.S. government requires us to meet any of these demands, it could result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. U.S. government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

Deterioration of economic and political conditions could adversely affect operations.

Over the past several quarters, the United States and regional economies around the world have experienced recession or similar economic conditions. The continuing downturn in economic conditions has led to a reduced demand for a variety of goods and services, including software and other technology products. While we have been relatively successful in selling in this economic climate over the past year, if conditions decline further or fail to improve, we could experience a decrease in the overall demand for our software and services that could harm our operating results. In addition, as we have operational presence in the United States, as well as throughout Europe, Latin America, and the Pacific Rim, we are subject to the economic and political uncertainties that may be associated with the threat of terrorism or military action taken by the United States or its allies in response to that threat. These risks include:

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect our proprietary technology. We generally enter into confidentiality and/or license agreements with our key employees, consultants, distributors and strategic affiliates as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we have taken in this regard, however, will be adequate to deter misappropriation or independent third party development of our technology. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to our current or future products. Any claims or litigation, even those without merit, could be time consuming, result in costly litigation, diversion of management’s attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation also could have a material adverse effect on our business, financial condition and results of operations. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, which could have a material adverse effect on our results of operations.

Security risks and concerns may deter the use of the Internet for our applications.

A significant barrier to communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for our market. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt Datastream 7i Buy or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

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

There are several provisions in our articles of incorporation and bylaws and Delaware corporate law that may inhibit a takeover, even when a takeover may be in the interests of our stockholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an effort to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Our articles of incorporation also divide the board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board of directors could make it more difficult for a third party to acquire control of Datastream because only one-third of the board is up for election each year. We are also subject to provisions of the Delaware General Corporate Law that relate to business combinations with interested shareholders, which can serve to inhibit a takeover.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The principal market risk to which we are exposed that may adversely impact results of operations and financial position is fluctuations in foreign exchange rates.

Fluctuations in Foreign Exchange Rates. In 2003, revenue generated outside the United States accounted for approximately 40% of total revenue. Significant revenues (i.e., greater than 5% of total revenues) were derived in France (11.7%) and The Netherlands (5.1%) and Singapore (5.1%), with the balance derived primarily from the eleven remaining countries (Argentina, Brazil, Chile, China, Germany, Italy, Japan, Mexico, United Kingdom and Uruguay) in which we maintain subsidiary or branch operations. Many of our foreign sales were denominated in the currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates or weak economic conditions. Historically, exchange rate exposure has been minimal; however, management is evaluating alternatives to reduce the risk associated with fluctuations in the value of the US dollar in the foreign exchange markets. As of December 31, 2003, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies would have resulted in an immaterial difference to our consolidated financial condition, results of operations and cash flows.

The currencies in which we generate foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure. Local currency revenues generated by our foreign subsidiaries are used to pay local currency expenses. At any point in time, our foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables. At December 31, 2003, cash denominated in foreign currencies was approximately $12.2 million.

Long-Term Investments. We have an investment security in the preferred stock of a private company. We evaluate the fair value of its investment on a periodic basis. Significant changes to the fair value could cause a decline in the value of the investment. See discussion under “Liquidity and Capital Resources” section of this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III, Items 10, 11, 12, 13 and 14 is omitted from this Annual Report in that the Registrant will file a Definitive Proxy Statement for its 2004 annual meeting of stockholders pursuant to Regulation 14A (“Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report containing the information required by such items.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to our Proxy Statement.

Code of Conduct and Ethics

Our Board of Directors has approved a Code of Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics will be available on our website at “http://www.datastream.net/company/investor.asp” by the time of our annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules:

Independent Auditors’ Report

Allowance for Doubtful Accounts Receivable.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)º	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version)

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version)

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version)

10.4(d) ºº	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5 º º	Datastream Systems, Inc. German Stock Option Plan.

10.6 º º	Datastream Systems, Inc. Australian Stock Option Plan.

10.7 º º	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8 º º	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

21	Subsidiaries of the Company.

23	Independent Auditors’ Consent

24	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).
**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).
***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).
+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).
++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).
+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).
++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).
+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).
º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).
ºº	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).
(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K pursuant to Items 5 and 7 on October 22, 2003 to announce the promotion of two executive officers. The Company also furnished a Current Report on Form 8-K pursuant to Item 12 on October 22, 2003 to announce its financial results for the quarter ended September 30, 2003.

Independent Auditors’ Report

The Board of Directors and Stockholders

Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

February 18, 2004

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2003

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$34,721,471	$44,874,599
Accounts receivable, net of allowance for doubtful accounts of $1,396,984 and $995,421 in 2002 and 2003, respectively	18,116,426	17,422,089
Unbilled revenue, net of allowance of $100,000 and $0 in 2002 and 2003, respectively	2,003,107	1,089,540
Income taxes receivable	472,841	706,030
Prepaid expenses	1,033,465	1,331,413
Inventories	26,992	26,936
Deferred income taxes	929,438	1,278,492
Other current assets	1,536,663	1,415,412

Total current assets	58,840,403	68,144,511

Investment	2,000,000	501,983
Property and equipment, net	10,696,968	11,238,830
Deferred income taxes, net	5,287,633	4,049,011
Other assets, net of accumulated amortization of $30,027 and $37,928 in 2002 and 2003, respectively	83,758	104,252

Total assets	$76,908,762	$84,038,587

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,913,611	$3,376,454
Other accrued liabilities	9,348,113	8,493,200
Unearned revenue	15,105,756	16,842,539

Total current liabilities	27,367,480	28,712,193

Total liabilities	27,367,480	28,712,193

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,090,200 issued and 20,061,600 shares outstanding on December 31, 2002 and 21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	210,902	214,539
Additional paid-in capital	87,196,093	89,674,896
Accumulated deficit	(28,761,966)	(24,863,981)
Accumulated other comprehensive loss	(1,877,654)	(1,035,986)
Treasury stock, 1,028,600 and 1,246,700 shares at December 31, 2002 and 2003, respectively	(7,226,093)	(8,663,074)

Total stockholders’ equity	49,541,282	55,326,394

Total liabilities and stockholders’ equity	$76,908,762	$84,038,587

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2001, 2002, and 2003

	2001	2002	2003
Revenues:
Product	$25,782,578	$26,026,478	$25,914,680
Professional services and support	63,742,715	63,975,770	65,482,935

Total revenues	89,525,293	90,002,248	91,397,615

Cost of revenues:
Cost of product revenues	1,383,492	1,246,353	1,545,337
Cost of professional services and support revenues	33,881,038	31,510,472	29,300,373

Total cost of revenues	35,264,530	32,756,825	30,845,710

Gross profit	54,260,763	57,245,423	60,551,905

Operating expenses:
Sales and marketing	36,228,614	33,381,381	29,695,540
Product development	12,383,942	10,682,960	12,421,439
General and administrative	9,816,331	10,886,174	11,349,760
Goodwill amortization	2,266,247	—	—
Impairment of goodwill and other long-lived assets	9,955,330	—	—

Total operating expenses	70,650,464	54,950,515	53,466,739

Operating income (loss)	(16,389,701)	2,294,908	7,085,166

Other income (expense):
Interest income, net	653,304	504,138	452,226
Other income (expense)	139,125	38,983	(1,499,667)

Net other income (expense)	792,429	543,121	(1,047,441)

Income (loss) before income taxes	(15,597,272)	2,838,029	6,037,725

Income tax expense (benefit)	(1,078,023)	997,538	2,139,740

Net income (loss)	$(14,519,249)	$1,840,491	$3,897,985

Basic net income (loss) per share	$(0.71)	$0.09	$0.19

Diluted net income (loss) per share	$(0.71)	$0.09	$0.19

Basic weighted average number of common shares outstanding	20,403,166	20,138,137	20,136,124

Diluted weighted average number of common shares outstanding	20,403,166	20,557,985	20,589,252

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2001, 2002 and 2003

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2000	$207,306	$80,985,427	$(16,083,208)	$(459,128)	$(4,052,763)	$60,597,634
Comprehensive loss
Net loss	—	—	(14,519,249)	—	—	(14,519,249)
Foreign currency translation adjustment	—	—	—	(844,442)	—	(844,442)

Total comprehensive loss						(15,363,691)

Exercise of stock options	887	590,957	—	—	—	591,844
Tax benefit of options exercised	—	3,206,097	—	—	—	3,206,097
Stock issued for Employee Stock Purchase Plan	488	365,850	—	—	—	366,338
Amortization of compensatory stock options	—	104,210	—	—	—	104,210
Shares issued for legal settlement	1,325	1,248,675	—	—	—	1,250,000
Acquisition of 454,000 shares	—	—	—	—	(2,128,908)	(2,128,908)

Balance at December 31, 2001	210,006	86,501,216	(30,602,457)	(1,303,570)	(6,181,671)	48,623,524
Comprehensive income
Net income	—	—	1,840,491	—	—	1,840,491
Foreign currency translation adjustment	—	—	—	(574,084)	—	(574,084)

Total comprehensive income						1,266,407

Exercise of stock options	553	281,673	—	—	—	282,226
Tax benefit of options exercised	—	10,988	—	—	—	10,988
Stock issued for Employee Stock Purchase Plan	343	176,556	—	—	—	176,899
Amortization of compensatory stock options	—	111,875	—	—	—	111,875
Warrants issued		113,785	—	—	—	113,785
Acquisition of 169,600 shares	—	—	—	—	(1,044,422)	(1,044,422)

Balance at December 31, 2002	210,902	87,196,093	(28,761,966)	(1,877,654)	(7,226,093)	49,541,282
Comprehensive income
Net income	—	—	3,897,985	—	—	3,897,985
Foreign currency translation adjustment	—	—	—	841,668	—	841,668

Total comprehensive income						4,739,653

Exercise of stock options	3,313	2,063,109	—	—	—	2,066,422
Tax benefit of options exercised	—	237,383	—	—	—	237,383
Stock issued for Employee Stock Purchase Plan	324	178,311	—	—	—	178,635
Acquisition of 218,100 shares	—	—	—	—	(1,436,981)	(1,436,981)

Balance at December 31, 2003	$214,539	$89,674,896	$(24,863,981)	$(1,035,986)	$(8,663,074)	$55,326,394

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(14,519,249)	$1,840,491	$3,897,985
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,440,513	3,962,947	3,304,027
Amortization of goodwill	2,266,247	—	—
Amortization of other intangible assets	275,000	98,777	37,928
Loss on write-down of investment, net	—	—	1,527,291
Loss on disposal of equipment	—	—	81,226
Change in allowances for doubtful accounts	(1,151,381)	(691,088)	(501,563)
Stock based compensation	104,210	111,875	—
Issuance of shares in legal settlement	1,250,000	—	—
Deferred income taxes	(3,980,497)	1,428,426	889,568
Impairment of goodwill and other long-lived assets	9,955,330	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,771,680	(161,988)	1,095,900
Unbilled revenue	(773,925)	892,563	1,013,567
Prepaid expenses	344,757	237,103	(297,948)
Income taxes receivable / payable	11,612,067	637,066	4,194
Inventories	107,294	(9,227)	56
Other assets	(369,610)	191,632	62,829
Accounts payable	(1,031,174)	480,664	462,843
Other accrued liabilities	(2,804,997)	1,318,121	(854,913)
Unearned revenue	2,156,513	2,774,916	1,736,783

Net cash provided by operating activities	14,652,778	13,112,278	12,459,773

Cash flows from investing activities:
Additions to property and equipment	(2,516,423)	(2,628,365)	(3,927,115)
Purchase of additional shares in investment	—	—	(29,274)

Net cash used in investing activities	(2,516,423)	(2,628,365)	(3,956,389)

Cash flows from financing activities:
Proceeds from exercise of stock options	591,844	282,226	2,066,422
Proceeds from stock issuances under employee purchase plan	366,338	176,899	178,635
Acquisition of treasury stock	(2,128,908)	(1,044,422)	(1,436,981)
Principal payments on long-term debt	(211,763)	—	—

Net cash provided by (used in) financing activities	(1,382,489)	(585,297)	808,076

Foreign currency translation adjustment	(844,442)	(574,084)	841,668

Net increase in cash and cash equivalents	9,909,424	9,324,532	10,153,128

Cash and cash equivalents at beginning of year	15,487,515	25,396,939	34,721,471

Cash and cash equivalents at end of year	$25,396,939	$34,721,471	$44,874,599

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$43,290	$—	$—

Income taxes	$—	$—	$1,245,978

Supplemental disclosure of non-cash investing activities:
Issuance of warrants	$—	$113,785	$—

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Datastream Systems, Inc. and subsidiaries (the “Company” or “Datastream”) provides asset performance management (APM) software and services to enterprises worldwide, including more than 60 percent of the Fortune 500. Datastream’s solutions combine world-class asset management functionality with advanced analytics to deliver a powerful platform for optimizing enterprise asset performance.

By using Datastream’s solutions, customers can maintain and manage capital assets - such as manufacturing equipment, vehicle fleets and buildings - and create analyses and forecasts so they can take action to improve future performance. Datastream’s flagship product, Datastream 7i™, delivers a complete Asset Performance Management infrastructure by combining an Internet, web services architecture with broad enterprise asset management functionality, integrated procurement, advanced analytics and multi-site capability.

Datastream was founded in 1986. In addition to its U.S. operations, the Company has direct sales offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Italy, Japan, Mexico, The Netherlands, Singapore, and the United Kingdom.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(c)	Revenue Recognition

Our revenues consist primarily of fees for product sales, professional services, hosting and customer support.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to the multiple elements of an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement and completion of negotiations. Management strives to achieve net 30 payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of the Company’s historical collection period for each geographic region, then revenue is recognized as payments are received.

The amount of product revenues recognized is determined based on the residual amount of the multiple element contract value that is not assigned to other elements based on VSOE of those elements. If acceptance terms for the licensed product exist, we recognize revenue upon customer acceptance or the expiration of the acceptance period.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

If it is determined that professional services are essential to the functionality of the product as delivered, then product revenue is recognized as the services are performed.

Support Revenues - We recognize support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets. Support VSOE is either the stated contract renewal rate or the support renewal rate as a percentage of the past product sales if there is no stated contract renewal rate.

Professional Services Revenues - Professional services revenues are primarily related to implementation, integration and training services performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements. Revenues from professional services are recognized as the services are performed unless there is a fixed fee for services. Fixed fee service revenues are recognized using contract accounting. We estimate the cost, scope and duration of each engagement. The revenue and related costs are recognized using the percentage-of-completion method. Progress to completion is measured as total labor cost. Revisions to estimates are reflected in the period in which changes become known. We provide for project losses as they become known. Revenues from hosted software service arrangements are recognized ratably over the term of the hosting arrangement. Hosting services VSOE is either the stated contract renewal rate or the renewal rate as a percentage of the past product sales if there is no stated contract renewal rate. Professional services VSOE is based on the day rate we are able to negotiate when services are sold separate from a contract. Reimbursed expenses are recorded gross as revenue with an offsetting amount recorded to service cost of sales.

Our standard agreements do not contain product return rights. We provide a standard warranty of 30 days from the date of sale. We continually evaluate our obligations with respect to warranties, returns and refunds. Based on historical trends and management’s evaluation of current conditions, any potential obligations that are inherent in the accounts receivable balance are adequately provided for through the allowance for doubtful accounts. We may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In determining the allowance for doubtful accounts, the Company reviews the rolling twelve month average of account write-offs, customer specific account risks, accounts receivable aging, and geographic specific factors that may impact international accounts. These factors combine to establish the allowance for doubtful accounts balance. Account balances are charged off against the allowance or directly to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

(f)	Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.

(g)	Investment Security

The Company’s investment security is carried at cost. It is not traded on the open market and does not have a readily determinable fair value.

A decline in the value of any cost investment below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. The Company did not earn dividend or interest income on its investment in 2001, 2002 or 2003.

(h)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Substantially all of the Company’s inventory consists of software-related products.

(i)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting and using the accelerated and modified accelerated cost recovery systems for income tax reporting purposes. The estimated useful lives generally assigned are as follows:

Building and improvements	12 to 39 years
Computer equipment	2 to 5 years
Furniture and fixtures	3 to 5 years
Automobiles	5 years

(j)	Research & Development Costs

During the years ended December 31, 2001, 2002 and 2003, total costs incurred for software development activities were $12,383,942, $10,682,960, and $12,421,439 respectively. Costs eligible for capitalization under Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to the consolidated financial statements.

(k)	Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2001	2002	2003
Net income (loss) as reported	$(14,519,249)	$1,840,491	$3,897,985
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	104,210	111,875	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(3,685,371)	(5,891,917)	(2,587,248)

Pro forma net income (loss)	$(18,100,410)	$(3,939,551)	$1,310,737

Basic net income (loss) per share:
As reported	$(0.71)	$0.09	$0.19

Pro forma	$(0.89)	$(0.20)	$0.07

Diluted net income (loss) per share:
As reported	$(0.71)	$0.09	$0.19

Pro forma	$(0.89)	$(0.20)	$0.06

For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in our option grants or employee stock purchase plan rights. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan rights have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

Beginning with the second quarter of 2003, we decreased our estimate of the expected life of new options granted to our employees from 10 years to approximately 4.6 years. We based our expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of our historical experience, including the same periods of time used for our volatility analysis.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

The assumptions used to value the option grants are as follows:

	2001	2002	2003
Employee Plans:
Expected life of options (in years)	10	10	4.54 - 4.65
Volatility	85.8%	138.2%	89.54 –92.70%
Risk free interest rate—options	5.10%	4.10%	2.82 - 3.13%
Dividend yield	0%	0%	0%

Director Plan:
Expected life of options (in years)	10	10	4.63—8.78
Volatility	85.8%	138.2%	91.32 -92.24%
Risk free interest rate—options	5.10%	4.10%	2.99 - 3.55%
Dividend yield	0%	0%	0%

(l)	Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

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

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Exchange gains and losses for transactions which are denominated in a currency other than a foreign subsidiary’s local currency are recognized in the

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

consolidated statements of operations and were immaterial to the statement of operations for 2001, 2002 and 2003. Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Income (Loss).”

(o)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net income (loss) and net unrealized foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and other comprehensive income (loss).

(p)	Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the required disclosure amendments beginning December 31, 2002.

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

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), which was issued in January 2003. The Company will be required to apply FIN 46R to VIEs created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R will not have a material effect on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) ratified its tentative conclusions on EITF 00-21, Revenue Arrangements with Multiple Deliverables, subject to certain revisions made in both the January 2003 and March 2003 meetings. EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In July 2003, the EITF reached a consensus on EITF 03-5, Applicability of AICPA Statement of Position No. 97-2 (“SOP 97-2”) to Non-Software Deliverables. EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverable is within the scope of SOP 97-2 if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning August 31, 2003. The adoption of EITF 03-5 in the fourth quarter of 2003 did not have a material effect on the Company’s consolidated financial position or results of operations.

(q)	Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was approximately $3,022,000, $2,157,000 and $1,697,000 in 2001, 2002 and 2003, respectively.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

(r)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including estimates and assumptions for allowances for doubtful accounts receivable and unbilled revenue, deferred tax assets, valuation of investments, and functional currencies. Actual results could differ from those estimates.

(s)	Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on stockholders’ equity or net loss as previously reported.

(2)	Investment Security

In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. (“Dovebid). This investment represents less than 20% of the outstanding capital stock of Dovebid. On August 8, 2003, Datastream received notice from Dovebid that it intended to raise additional financing which would have been dilutive to Datastream’s ownership position in Dovebid and at an implied valuation below the carrying value of Datastream’s $2.0 million investment. Accordingly, Datastream recognized an impairment charge of approximately $1.5 million included as a component of other income (expense) to reflect the decline in the fair value of this investment from $2.0 million to $501,983. It is unknown if any further adjustments to the carrying value of the Company’s investment in Dovebid will occur in future periods.

(3)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

At December 31, 2002 and 2003, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

(4)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2002	2003
Land	$490,314	$490,314
Building	9,039,271	9,889,777
Computer equipment and software	19,608,744	10,554,126
Furniture and fixtures	2,483,127	2,335,322

	31,621,456	23,269,539
Accumulated depreciation	(20,924,488)	(12,030,709)

	$10,696,968	$11,238,830

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

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

(5)	Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2002	2003
Accrued salaries, bonuses and commission	$2,345,584	$2,671,796
Value added tax	1,779,228	1,374,070
Other accrued liabilities	5,223,301	4,447,334

	$9,348,113	$8,493,200

(6)	Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	Current	Deferred	Total
2001:
Federal	$—	$(1,787,592)	$(1,787,592)
State	—	(208,202)	(208,202)
Foreign	539,921	377,850	917,771

	$539,921	$(1,617,944)	$(1,078,023)

2002:
Federal	$(1,432,027)	$1,056,014	$(376,013)
State	—	(45,567)	(45,567)
Foreign	1,001,139	417,979	1,419,118

	$(430,888)	$1,428,426	$997,538

2003:
Federal	$63,774	$1,567,406	$1,631,180
State	124,953	439,743	564,696
Foreign	824,062	(880,198)	(56,136)

	$1,012,789	$1,126,951	$2,139,740

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

During the period 2001 to 2003, various individuals exercised certain nonqualified and incentive stock options granted by the Company. The exercise of these stock options or the subsequent disqualified disposition of the underlying stock of the Company generated income tax deductions and related deferred income tax benefits for the Company that are recorded directly to additional paid-in capital in accordance with APB Opinion No. 25. Such amounts were $3,206,097, $10,988 and $237,383, for 2001, 2002 and 2003, respectively.

Income tax expense (benefit) differed from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

	2001	2002	2003
Computed “expected” tax expense (benefit)	$(5,459,045)	$993,310	$2,113,203
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefits	(137,413)	(29,013)	367,052
Goodwill amortization	4,155,336	—	—
Research and development credit	(335,000)	99,906	(177,245)
Valuation allowance	480,036	(144,978)	(1,633,133)
Tax effect of foreign transactions (1)	—	—	972,620
Other, net	218,063	78,313	497,243

Actual tax expense (benefit)	$(1,078,023)	$997,538	$2,139,740

(1)	The impact on the rate increase due to foreign transactions is directly offset by the decrease in the valuation allowance due to reduction of net operating losses that were previously fully valued.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2002	2003
Deferred tax assets:
Net operating loss and tax credit carryforwards	$7,819,882	$5,879,610
Accrued expenses and allowances, differences in book and tax depreciation of property and equipment	1,139,892	1,481,224

Total gross deferred tax assets	8,959,774	7,360,834
Less valuation allowance	(2,742,703)	(1,109,570)
Deferred tax liabilities:
Differences in book and tax depreciation of property and equipment	—	(923,761)

Net deferred tax assets	$6,217,071	$5,327,503

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

The valuation allowance for deferred tax assets as of December 31, 2002 and 2003 was $2,742,703 and $1,109,570, respectively, and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. The net change in the valuation allowance for deferred income tax assets for the year ended December 31, 2002 and 2003 was a decrease of $144,978 and a decrease of $1,633,133, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, such as projected future taxable income and tax planning strategies in making this assessment. In order to realize virtually all of the deferred tax assets, the Company will need to generate future federal taxable income of approximately $7,500,000 prior to the expiration of the net operating loss and tax credit carryforwards commencing in 2020. Federal taxable income in the United States for the years ended December 31, 2002 and 2003 was $151,000 and $2,077,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2003 the Company has net operating loss, research and development credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $828,000, $1,690,000, and $578,000, respectively, which expire in varying amounts beginning in the year 2020. The Company also has incurred foreign losses in the amount of approximately $5,912,000 that are available to offset future taxable income in foreign jurisdictions. Approximately $626,000 of the foreign net operating loss carryforward will expire in varying amounts beginning in the year 2005 while the remainder can be carried forward indefinitely. At December 31, 2003, unremitted earnings of subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

(7)	Employee Savings and Retirement Plan

Effective September 1, 1992, the Company established a 401(k) Retirement Plan under Section 401(k) of the Internal Revenue Code. The Plan is funded in part from employee voluntary contributions with the Company’s contribution equal to one-half of the employee’s contribution up to 3% of their compensation. The Plan provided for voluntary employee contributions of up to 15% of their total compensation until April 1, 2001 at which time employees could contribute up to 20% of their total compensation.

The Company’s contributions to the Plan totaled approximately $698,000, $652,000 and $365,000 in 2001, 2002 and 2003, respectively.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

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

As of December 31, 2003, there were 1,334,131 options available for grant under the above plans.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

A summary of activity in the plans noted above during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:

Balance at December 31, 2000	3,619,078	$9.12

Granted	800,083	3.59
Exercised	(88,668)	6.67
Forfeited	(427,038)	9.69

Balance at December 31, 2001	3,903,455	7.98

Granted	395,350	6.98
Exercised	(46,223)	5.38
Forfeited	(367,865)	8.33

Balance at December 31, 2002	3,884,717	7.87

Granted	878,350	9.62
Exercised	(331,392)	6.23
Forfeited	(477,387)	8.48

Balance at December 31, 2003	3,954,288	$8.32

The following table summarizes information about stock options outstanding under the plans noted above at December 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
2.28 – 4.55	521,983	5.9	366,986	3.08
4.55 – 6.83	175,908	7.0	80,707	6.01
6.83 – 9.10	1,824,368	5.3	1,470,277	8.17
9.10 – 11.38	1,189,242	6.7	592,809	10.51
11.38 – 13.65	201,154	5.5	201,154	12.16
13.65 – 15.93	14,633	3.6	14,633	14.72
15.93 – 18.20	14,500	6.1	14,500	17.81
18.20 – 20.48	2,500	6.1	2,500	18.50
20.48 – 22.75	10,000	0.2	10,000	22.50

	3,954,288	5.9	2,753,566	8.37

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

Stock Option Plan for Directors

Under the Directors’ Plan, eligible directors receive options to purchase, at the fair market value of a share on the date of grant, (i) 9,000 shares of Common Stock upon the commencement of their service as a director and (ii) 4,000 shares of Common Stock annually as of the first business day of each fiscal year.

As of December 31, 2003, there were 81,000 options available for grant under the Director’s Plan. A summary of activity in the Directors’ Plan during the periods indicated are as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:

Balance at December 31, 2000	63,000	9.48

Granted	17,000	9.07

Balance at December 31, 2001	80,000	9.39

Granted	16,000	7.52
Exercised	(9,000)	3.75
Forfeited	(11,000)	12.98

Balance at December 31, 2002	76,000	9.15

Granted	25,000	6.63

Balance at December 31, 2003	101,000	8.52

The following table summarizes information about stock options outstanding under the Director’s Plan at December 31, 2003:

	Options Outstanding		Options exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
2.28 – 4.55	18,000	1.1	18,000	3.75
4.55 – 6.83	33,000	8.8	8,000	6.00
6.83 – 9.10	20,000	7.4	20,000	8.84
9.10 – 11.38	18,000	4.5	18,000	9.71
13.65 – 15.93	6,000	4.0	6,000	15.25
20.48 – 22.75	6,000	6.0	6,000	22.75

	101,000	5.9	76,000	9.15

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

Warrants

In connection with entering into a software development and licensing agreement, Datastream issued a warrant during the first quarter of 2002 to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remains exercisable for three years from the date of issuance. The exercise price per share is $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allows for net share settlement at the option of the warrant holder and provides “piggy back” registration rights for the underlying common stock.

The Company has accounted for the warrant using the guidance of Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. As a result, on the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to other assets. The Company will record amortization of the asset as a reduction of revenue over the three years the warrant is exercisable.

Employee Stock Purchase Plan

The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors and the Company’s stockholders have reserved 400,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 48,800, 34,300 and 32,400 shares in 2001, 2002 and 2003, respectively.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

(9)	Leases

The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 2003, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2008 are as follows:

2004	$1,414,340
2005	756,174
2006	495,243
2007	419,679
2008	41,608
Thereafter	—

$3,127,044

Rent expense for the years ended December 31, 2001, 2002 and 2003, was approximately $1,369,000, $1,374,000, and $1,504,000, respectively.

(10)	Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

	United States and Canada	Europe	Latin America	Asia	Total
2001:
Total revenues	$58,275,191	$18,422,614	$7,608,057	$5,219,431	$89,525,293
Operating loss	(15,174,405)	(655,952)	(275,377)	(283,967)	(16,389,701)
Total assets	51,070,715	11,835,534	4,227,568	4,283,486	71,417,303

2002:
Total revenues	$57,221,428	$20,327,031	$6,463,695	$5,990,094	$90,002,248
Operating income (loss)	1,379,470	777,317	162,501	(24,380)	2,294,908
Total assets	50,501,221	15,087,052	5,484,215	5,836,274	76,908,762

2003:
Total revenues	$57,375,668	$21,876,502	$5,962,106	$6,183,339	$91,397,615
Operating income (loss)	6,404,727	437,530	119,242	123,667	7,085,166
Total assets	59,669,497	15,220,450	3,758,485	5,390,155	84,038,587

(11)	Reconciliation of Basic and Diluted Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted weighted average common and potential dilutive common shares include common

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

shares and stock options using the treasury stock method, except when those shares result in antidilution. The reconciliation of basic and diluted income per share is as follows:

	Income (loss)	Shares	Per Share Amount
2001:
Basic loss per share	$(14,519,249)	20,403,166	$(.71)

Effect of dilutive securities:
stock options	—	—

Diluted loss per share	$(14,519,249)	20,403,166	$(.71)

2002:
Basic income per share	$1,840,491	20,138,137	$.09

Effect of dilutive securities:
stock options	—	419,848

Diluted income per share	$1,840,491	20,557,985	$.09

2003:
Basic income per share	$3,897,985	20,136,124	$.19

Effect of dilutive securities:
stock options	—	453,128

Diluted income per share	$3,897,985	20,589,252	$.19

(12)	Commitments and Contingencies

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

Independent Auditors’ Report

The Board of Directors

Datastream Systems, Inc.:

Under date of February 18, 2004, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina

February 18, 2004

S-1

Datastream Systems, Inc.

Allowance for Doubtful Accounts Receivable and Unbilled Revenue

(a) Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts - accounts receivable:
Year ended December 31, 2001	$3,183,453	$967,720	$(2,283,101)	$1,868,072

Year ended December 31, 2002	$1,868,072	$1,085,945	$(1,557,033)	$1,396,984

Year ended December 31, 2003	$1,396,984	$598,527	$(1,000,090)	$995,421

Allowance for doubtful accounts - unbilled revenue:
Year ended December 31, 2001	$156,000	$164,000	$—	$320,000

Year ended December 31, 2002	$320,000	$(220,000)	$—	$100,000

Year ended December 31, 2003	$100,000	$(100,000)	$—	$—

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastream Systems, Inc.

Date: March 9, 2004	By:	/s/ Larry G. Blackwell
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 9, 2004.

Signature	Title
/s/ Larry G. Blackwell Larry G. Blackwell	Chairman of the Board, President And Chief Executive Officer (principal executive officer)

/s/ C. Alex Estevez C. Alex Estevez	Chief Financial Officer (principal financial and accounting officer)

/s/ Richard T. Brock Richard T. Brock	Director

/s/ Ira D. Cohen Ira D. Cohen	Director

/s/ Robert C. Davis Robert C. Davis	Director

/s/ James C. Ryan, Jr. James C. Ryan, Jr.	Director

/s/ James R. Talton, Jr. James R. Talton, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)º	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version)

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version)

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version)

10.4(d) ºº	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5 ºº	Datastream Systems, Inc. German Stock Option Plan.

10.6 ºº	Datastream Systems, Inc. Australian Stock Option Plan.

10.7 ºº	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8 ºº	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

21	Subsidiaries of the Company.

23	Independent Auditors’ Consent

24	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).
**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).
***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).
****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).
+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).
++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).
+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).
++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).
+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).
º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).
ºº	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).
(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.