Form 10-K/A
period 2003-12-31
DATASTREAM SYSTEMS INC
filed 2004-03-16
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DATASTREAM SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2003

Item Number		Page Number
	Explanatory Note	A-1

PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	A-2

SIGNATURES

Explanatory Note

This amendment on Form 10-K/A is being filed for the sole purpose of filing the Separation and Release Agreement, dated as of April 16, 2003, by and between the Company and Brad Stevens as Exhibit 10.9 hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

1.	Financial Statements

No financial statements are filed as part of this amendment on Form 10-K/A. The consolidated financial statements of the Company and the report of KPMG LLP were filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed with the SEC on March 10, 2004. No change to the Company’s financial statements or to the report of KPMG LLP is made by this amendment.

2.	Financial Statement Schedules:

No financial statements are filed as part of this amendment on Form 10-K/A. The Allowance for Doubtful Accounts Receivable Schedule was filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed with the SEC on March 10, 2004. No change to the Company’s financial statement schedule is made by this amendment.

3.	Exhibits:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)º	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version)

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version)

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version)

10.4(d)ºº	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5ºº	Datastream Systems, Inc. German Stock Option Plan.

10.6ºº	Datastream Systems, Inc. Australian Stock Option Plan.

10.7ºº	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8ºº	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

10.9	Separation and Release Agreement, dated as of April 16, 2003, by and between the Company and Brad Stevens. (1)

21	Subsidiaries of the Company (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

23	Independent Auditors’ Consent (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

24	Power of Attorney (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously provided with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously provided with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).

+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998
(File No. 000-25590).

º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).

º º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

(b)	Reports on Form 8-K.

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

Datastream Systems, Inc.

Date: March 16, 2004	By:	/s/ C. Alex Estevez

C. Alex Estevez Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)º	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version)

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version)

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version)

10.4(d) ºº	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5 ºº	Datastream Systems, Inc. German Stock Option Plan.

10.6 ºº	Datastream Systems, Inc. Australian Stock Option Plan.

10.7 ºº	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8 ºº	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

10.9	Separation and Release Agreement, dated as of April 16, 2003, by and between the Company and Brad Stevens.(1)

21	Subsidiaries of the Company (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

23	Independent Auditors’ Consent (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

24	Power of Attorney (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously provided with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously provided with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).

+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).

ºº	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.