Form 10-Q
period 2004-03-31
DATASTREAM SYSTEMS INC
filed 2004-05-10
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 7, 2004:    20,045,136 shares, $0.01 par value.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended March 31, 2004

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations and other professional services engagements; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the stockholders’ best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2003, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
Assets
(unaudited)

	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$45,963,594	$44,874,599
Accounts receivable, net of allowance for doubtful accounts of
$741,274 and $995,421 in 2004 and 2003, respectively	16,374,274	17,422,089
Unbilled revenue	1,365,750	1,089,540
Prepaid expenses	1,407,318	1,331,413
Income tax receivable	28,155	706,030
Deferred income taxes, net	1,007,461	1,278,492
Other assets	1,247,410	1,442,348

Total current assets	67,393,962	68,144,511
Investment	501,983	501,983
Property and equipment, net	11,181,553	11,238,830
Deferred income taxes, net	4,098,198	4,049,011
Other long term assets	81,472	104,252

Total assets	$83,257,168	$84,038,587

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
Liabilities and Stockholders’ Equity
(unaudited)

	March 31, 2004	December 31, 2003
Current liabilities:
Accounts payable	$2,413,052	$3,376,454
Other accrued liabilities	7,136,891	8,493,200
Unearned revenue	18,684,485	16,842,539

Total liabilities	28,234,428	28,712,193
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 40,000,000 shares authorized;
21,537,169 shares issued and 20,065,469 outstanding at March 31, 2004 and
21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	215,371	214,539
Additional paid-in capital	90,211,142	89,674,896
Accumulated deficit	(23,550,718)	(24,863,981)
Other accumulated comprehensive loss	(1,412,847)	(1,035,986)
Treasury stock, at cost;
1,471,700 shares at March 31, 2004, 1,246,700 shares at December 31, 2003	(10,440,208)	(8,663,074)

Total stockholders’ equity	55,022,740	55,326,394

Total liabilities and stockholders’ equity	$83,257,168	$84,038,587

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
Three months ended March 31, 2004 and 2003

	March 31, 2004	March 31, 2003
Revenues:
Software product	$6,456,775	$6,521,646
Services and support	16,630,065	16,262,586

Total revenues	23,086,840	22,784,232
Cost of revenues:
Cost of product revenues	487,768	220,730
Cost of services and support revenues	6,856,993	7,558,285

Total cost of revenues	7,344,761	7,779,015

Gross profit	15,742,079	15,005,217
Operating expenses:
Sales and marketing	7,329,302	7,251,272
Product development	3,392,373	2,870,320
General and administrative	3,146,682	3,569,425

Total operating expenses	13,868,357	13,691,017

Operating income	1,873,722	1,314,200
Other income:
Interest income, net	121,296	119,471
Other income, net	19,593	39,912

Total other income	140,889	159,383

Income before income taxes	2,014,611	1,473,583
Income tax expense	701,348	515,845

Net income	$1,313,263	$957,738

Basic net income per share	$.07	$.05

Diluted net income per share	$.06	$.05

Basic weighted average number of common shares outstanding	20,203,696	20,017,239

Diluted weighted average number of common shares outstanding	20,650,665	20,369,362

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(unaudited)
Three months ended March 31, 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003	$214,539	$89,674,896	$(24,863,981)	$(1,035,986)	$(8,663,074)	$55,326,394
Comprehensive income
Net income	--	--	1,313,263	--	--	1,313,263
Foreign currency translation adjustment	--	--	--	(376,861)	--	(376,861)

Total comprehensive income						936,402
Exercise of stock options	739	473,836	--	--	--	474,575
Stock issued for Employee Stock Purchase Plan	93	62,410	--	--	--	62,503
Acquisition of 225,000 shares	--	--	--	--	(1,777,134)	(1,777,134)

Balance at March 31, 2004	$215,371	$90,211,142	$(23,550,718)	$(1,412,847)	$(10,440,208)	$55,022,740

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
Three months ended March 31, 2004 and 2003

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$1,313,263	$957,738
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	740,345	812,156
Amortization	9,482	9,480
Provision for doubtful accounts	283,150	429,376
Deferred income taxes	221,844	–
Changes in operating assets and liabilities:
Accounts receivable	764,665	509,883
Unbilled revenue	(276,210)	(358,079)
Prepaid expenses	(75,905)	(200,600)
Income taxes receivable/payable	677,875	780,039
Other assets	208,236	269,281
Accounts payable	(963,402)	(252,423)
Other accrued liabilities	(1,356,309)	(1,308,328)
Unearned revenue	1,841,946	2,236,998

Net cash provided by operating activities	3,388,980	3,885,521

Cash flows from investing activities:
Additions to property and equipment	(683,068)	(701,962)

Net cash used in investing activities	(683,068)	(701,962)

Cash flows from financing activities:
Proceeds from exercise of stock options	474,575	46,659
Proceeds from issuances of shares under employee stock purchase plan	62,503	79,495
Cash paid to acquire treasury stock	(1,777,134)	(694,701)

Net cash used in financing activities	(1,240,056)	(568,547)

Foreign currency translation adjustment	(376,861)	(57,934)

Net increase in cash and cash equivalents	1,088,995	2,557,078
Cash and cash equivalents at beginning of period	44,874,599	34,721,471

Cash and cash equivalents at end of period	$45,963,594	$37,278,549

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2003 filed with the SEC on March 10, 2004 and March 16, 2004, respectively. Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on stockholders’ equity or net income as previously reported.

Results for interim periods are not necessarily indicative of results expected for the full year.

2. Segment and Geographic Information

The Company has identified one business segment for reporting purposes: Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows as of and for the three months ended March 31, 2004 and 2003:

	United States and Canada	Europe	Latin America	Asia	Total
March 31, 2004:
Total revenues	$13,607,211	$6,337,770	$1,577,378	$1,564,481	$23,086,840
Operating income (loss)	1,676,532	304,284	150,068	(257,162)	1,873,722
Total assets	57,573,600	17,006,394	3,584,864	5,092,310	83,257,168
March 31, 2003:
Total revenues	$14,615,451	$5,481,123	$1,192,230	$1,495,428	$22,784,232
Operating income (loss)	1,301,073	321,216	(222,590)	(85,499)	1,314,200
Total assets	53,275,721	13,644,018	5,110,842	6,192,883	78,223,464

3.     Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of March 31, 2004 and 2003 is as follows:

	Income	Shares	Per Share Amount
For the three months ended:
March 31, 2004:
Basic net income per share	$1,313,263	20,203,696	$0.07

Effect of dilutive securities: Stock options	--	446,969

Diluted net income per share	$1,313,263	20,650,665	$0.06

March 31, 2003:
Basic net income per share	$957,738	20,017,239	$0.05

Effect of dilutive securities: Stock options	--	352,123

Diluted net income per share	$957,738	20,369,362	$0.05

Antidilutive shares totaling 2,414,925 and 3,170,200 were excluded from the diluted net income per share calculations for the three months ended March 31, 2004 and 2003, respectively.

4. Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied for the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31, 2004	March 31, 2003
Net income as reported	$1,313,263	$957,738
Deduct: total stock-based employee compensation
expense determined under fair-value-based method
for all awards	(769,406)	(607,230)

Pro forma net income	$543,857	$350,508

Basic net income per share:
As reported	$.07	$.05

Pro forma	$.03	$.02

Diluted net income per share:
As reported	$.06	$.05

Pro forma	$.03	$.02

The Company uses the Black Scholes option-pricing model to value the employee and director stock-based compensation plans. The following assumptions were used for grants and purchase rights valued during the quarter ended March 31, 2004 and 2003: an expected dividend rate of 0% and 0%, an expected volatility of 88.5% and 92.2%, a risk-free rate of 2.60% and 3.55% and an expected life of 4.5 years and 8.8 years, respectively.

5. Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements with respect to the Company’s operations, industry, financial condition and liquidity. These statements reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.” Readers of this Report are encouraged to read such statement carefully.

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

When we sell to a customer, we typically commit to an arrangement consisting of application licenses, services and support. We also often sell services to host the licensed application. During the first quarter of 2004, we experienced higher support revenue per customer than the first quarter of 2003, which was an important factor in our profitability. Our support revenue is a key source of recurring revenue and profitability in our business.

Our gross margin, which measures net revenues less cost of goods sold as a percentage of total revenues, improved in the first quarter of 2004 compared to the first quarter of 2003 because of reduced services costs and increased support revenue as a percentage of our total revenues. Our operating margin, which measures operating income as a percentage of total revenues, improved in the first quarter of 2004 compared to the first quarter of 2003 due largely to higher productivity in services and support, leading to higher gross margins. Our cost structure primarily consists of salaries, wages, and benefits provided to our employees.

Traditionally, a significant portion of our revenue in any quarter had been the result of a large number of relatively small orders received during the period. We expect the average size of our license sales transactions, however, to continue to increase in the coming years. An increase in average deal size typically increases the length of an average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always forecast the timing or amount of specific customer transactions, and sales may vary from quarter to quarter. We expect to experience a decline in the large number of relatively small orders that had been a staple of our marketing and sales efforts in the past.

We typically see reduced service revenues in the third and fourth quarters of our calendar year due to lower utilization of our services from Europe in the summer and fewer available billable days in the November and December months due to holidays and customer site shutdowns. The first and third quarters have traditionally been weaker for license sales, but this has become harder to predict given larger deals sizes and less predictable sales cycles associated with Datastream 7i. This seasonality, combined with the extended sales cycles, may cause our results to vary from quarter to quarter.

Results of Operations

Total Revenues. Total revenues increased 1% to $23,086,840 in the first quarter of 2004 from $22,784,232 in the first quarter of 2003. The slight increase is due to an increase in support renewal contracts and an increase in application hosting revenue due to an increased number of hosted customers. International revenues, which include Canada, were approximately $10,144,000 (44% of total revenues) in the first quarter of 2004 and approximately $8,662,000 (38% of total revenues) in the first quarter of 2003. The increase in international revenues as a percentage of total revenues is due to favorable foreign currency translation adjustments, as well as an increase in Datastream 7i revenue in Europe. United States revenues decreased as a result of a decline in service revenues due to increased competition from third party service providers. See Note 2 to the consolidated financial statements.

Software product revenues decreased 1% to $6,456,775 (28% of total revenues) in the first quarter of 2004 from $6,521,646 (29% of total revenues) in the first quarter of 2003 as a result of increasing sales cycles related to Datastream 7i deals.

Professional services and support revenues increased 2% to $16,630,065 (72% of total revenues) in the first quarter of 2004 from $16,262,586 (71% of total revenues) in the first quarter of 2003. Support revenue increased due to an increase in average customer support renewal revenue, customer support renewal rates in excess of the quarter ended March 31, 2003, and an increase in the number of hosted customers. The increase in support revenue was partially offset by a decrease in service revenue, due to increased competition from third party service providers.

Cost of Revenues. Cost of revenues decreased 6% to $7,344,761 (32% of total revenues) in the first quarter of 2004, as compared to $7,779,015 (34% of total revenues) in the first quarter of 2003. The decrease in cost of revenues is primarily due to decreased reimbursed service costs and overall reductions in internal and third party service expenditures.

Sales and Marketing Expenses. Sales and marketing expenses increased 1% to $7,329,302 (32% of total revenues) in the first quarter of 2004 from $7,251,272 (32% of total revenues) in the first quarter of 2003. The slight increase in sales and marketing expenses is due to increased expenditures related to conferences and tradeshows and employee-related costs.

Product Development Expenses. Total product development expenditures increased 18% to $3,392,373 (15% of total revenues) in the first quarter of 2004 from $2,870,320 (13% of total revenues) in the first quarter of 2003. The increase in total product development expense is a result of increased investment in asset performance management functionality, mobile solutions, and web services.

General and Administrative Expenses. General and administrative expenses decreased 12% to $3,146,682 (14% of total revenues) in the first quarter of 2004 from $3,569,425 (16% of total revenues) in the first quarter of 2003 due primarily to decreased professional fees and salary and related expenses, as well as a decrease in bad debt expense as a result of improved days sales outstanding. General and administrative expenses may increase as we incur costs related to the implementation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Rate. Our effective tax rate was 34.8% and 35.0% for the first quarter 2004 and 2003, respectively.

Net income. Net income increased to $1.3 million (6% of total revenues) in the first quarter of 2004 from net income of $957,738 (4% of total revenues) in the first quarter of 2003. The improvement is attributed to increased support revenues and decreased cost of services and general and administrative expenditures.

Financial Condition

Consolidated total assets were $83.3 million at March 31, 2004, a decrease of approximately $781,000 or 1% from $84.0 million at December 31, 2003. The decrease was primarily due to an $800,000 reduction in accounts receivable and unbilled revenue as a result of improved collections on customer accounts and a $900,000 reduction in income tax receivable and deferred income taxes due to current tax provisions partially offset by a $1.1 million increase in cash and cash equivalents.

Consolidated total liabilities were $28.2 million at March 31, 2004, a decrease of approximately $478,000, or 2% from $28.7 million at December 31, 2003. The decrease was primarily due to a $2.3 million decrease in accounts payable and accrued liabilities due to the timing of payments offset by an increase of $1.8 million in deferred revenue as a result of an increase in average customer support renewal revenue, an increase in the rate of customer renewals, and an increase in the number of hosted customers.

Cash and cash equivalents increased 23% to $46.0 million at March 31, 2004 compared to $37.3 million at March 31, 2003. Cash and cash equivalents increased 2% at March 31, 2004 compared to $44.9 million at December 31, 2003. Cash improved due to improved profitability, higher deferred revenue, and improved collections on accounts receivable.

Liquidity and Capital Resources

We have funded our operating activities primarily with cash generated from operations. We ended the first quarter of 2004 with $46.0 million in cash and cash equivalents, which are defined as highly liquid securities with maturities of 90 days or less.

On August 15, 2003, we announced that the board of directors had authorized a plan to repurchase up to 1,000,000 shares of our outstanding common stock. This plan expires August 15, 2005. Subject to availability, the repurchases may be made from time to time in the open market or otherwise at prices that management deems appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. We repurchased 225,000 shares for $1.8 million during the first quarter of 2004, and 317,300 shares overall for $2.5 million under the current plan. The aggregate number of shares repurchased under all prior and current plans was 1,471,700 as of March 31, 2004.

Cash provided by operations decreased 13% to $3.4 million for the three months ended March 31, 2004 from $3.9 million at March 31, 2003. The decrease was primarily a result of payments on accounts payable.

Net cash used in investing activities decreased 3% to $683,068 for the three months ended March 31, 2004 compared to approximately $701,962 for the three months ended March 31, 2003. The decrease was primarily due to building renovations at our corporate headquarters that occurred during the first quarter of 2003.

Net cash used in financing activities increased 118% to $1.2 million for the three months ended March 31, 2004 compared to approximately $568,547 for the three months ended March 31, 2003. The increase was primarily due to an increase of approximately $1.1 million used to repurchase shares of our Common Stock during the first quarter of 2004 compared to the first quarter of 2003, partially offset by an increase of $427,916 in proceeds from the exercise of stock options.

As of March 31, 2004, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Critical Accounting Estimates and Polices

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2003.

Revenue Recognition - Our revenues consist primarily of fees for product sales, professional services, hosting and customer support.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to the multiple elements of an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement and completion of negotiations. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period for each geographic region, then revenue is recognized as payments are received.

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

Professional Services Revenues - Professional services revenues are primarily related to implementation, integration and training services performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours to our estimate of the total labor hours we expect to incur over the term of the contract. Based on our historical experience of estimating the total effort required to complete fixed-price contracts, we believe this methodology achieves a reliable measure of the revenue from the consulting services that we provide to our customers. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. These judgments and estimates include an estimate as to the total effort required to complete the project. If we made different judgments or utilized different estimates, the amount and timing of our revenue for any period could be materially different. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

Income Taxes - We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of March 31, 2004 and 2003, we had approximately $5.1 million and $5.3 million, respectively, in deferred tax assets, net of valuation allowances.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2004.

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

Allowance for Doubtful Accounts Receivable - We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining the allowance for doubtful accounts receivable, we review the rolling twelve month average of account write-offs, customer specific account risks, and geographic specific factors that may impact international accounts. These factors combine to establish the allowance for doubtful accounts balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company did not experience any material changes in market risk in the first quarter of 2004.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

ITEM 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2004	--	--	--	907,700
February 1 - February 29, 2004	19,000	$8.43	19,000	888,700
March 1 - March 31, 2004	206,000	$7.85	206,000	682,700

Total	225,000	$7.90	225,000	682,700

(1)     The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock of the Company. The plan expires on August 15, 2005.

ITEM 3.           Defaults Upon Senior Securities

None

ITEM 4.           Submission of Matters to a Vote of Security Holders

None

ITEM 5.           Other Information

None

ITEM 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b)          Reports on Form 8-K

The Company furnished a Current Report on Form 8-K pursuant to Item 12 on February 4, 2004 to announce its financial results for the quarter and fiscal year ended December 31, 2003
The Company filed a Current Report on Form 8-K pursuant to Item 5 on March 9, 2004 to announce the appointment of James C. Ryan, Jr. to the board of directors, effective March 8, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	Datastream Systems, Inc.
/s/ C. Alex Estevez
C. Alex Estevez
Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350