Form 10-Q
period 2004-06-30
DATASTREAM SYSTEMS INC
filed 2004-08-09
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-25590

DATASTREAM SYSTEMS, INC.

Incorporated pursuant to the laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 57-0813674

50 DATASTREAM PLAZA, GREENVILLE, SC 29605

(864) 422-5001

NOT APPLICABLE

(Former Name, Former Address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 6, 2004: 19,961,303 shares, $0.01 par value.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended June 30, 2004

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the stockholders’ best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2003, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$46,373,995	$44,874,599
Accounts receivable, net of allowance for doubtful accounts of $720,321 and $995,421 in 2004 and 2003, respectively	16,816,245	17,422,089
Unbilled revenue	1,594,249	1,089,540
Prepaid expenses	1,691,064	1,331,413
Income tax receivable	782,824	706,030
Deferred income taxes, net	1,002,362	1,278,492
Other assets	1,212,460	1,442,348

Total current assets	69,473,199	68,144,511

Investment	501,983	501,983
Property and equipment, net	11,528,831	11,238,830
Deferred income taxes, net	2,893,429	4,049,011
Other long term assets	56,354	104,252

Total assets	$84,453,796	$84,038,587

Current liabilities:
Accounts payable	$4,095,814	$3,376,454
Other accrued liabilities	7,594,920	8,493,200
Unearned revenue	16,845,297	16,842,539

Total liabilities	28,536,031	28,712,193

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,560,503 shares issued and 19,966,303 outstanding at June 30, 2004 and 21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	215,605	214,539
Additional paid-in capital	90,394,243	89,674,896
Accumulated deficit	(22,012,769)	(24,863,981)
Other accumulated comprehensive loss	(1,402,486)	(1,035,986)
Treasury stock, at cost;
1,594,200 shares at June 30, 2004, 1,246,700 shares at December 31, 2003	(11,276,828)	(8,663,074)

Total stockholders’ equity	55,917,765	55,326,394

Total liabilities and stockholders’ equity	$84,453,796	$84,038,587

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Three months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
Revenues:
Software product	$6,544,443	$6,271,635
Services and support	17,286,280	17,116,924

Total revenues	23,830,723	23,388,559

Cost of revenues:
Cost of product revenues	211,261	382,218
Cost of services and support revenues	7,276,509	7,550,852

Total cost of revenues	7,487,770	7,933,070

Gross profit	16,342,953	15,455,489

Operating expenses:
Sales and marketing	7,320,988	7,975,082
Product development	3,515,524	3,019,990
General and administrative	3,167,053	2,690,858

Total operating expenses	14,003,565	13,685,930

Operating income	2,339,388	1,769,559

Other income:
Interest income, net	117,539	114,941
Other income (expense), net	23,636	(1,470,628)

Total other income (expense)	141,175	(1,355,687)

Income before income taxes	2,480,563	413,872

Income tax expense	942,614	161,410

Net income	$1,537,949	$252,462

Basic net income per share	$.08	$.01

Diluted net income per share	$.08	$.01

Basic weighted average number of common shares outstanding	20,019,775	20,085,679

Diluted weighted average number of common shares outstanding	20,314,956	20,762,635

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Six months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
Revenues:
Software product	$13,001,218	$12,793,281
Services and support	33,916,345	33,379,510

Total revenues	46,917,563	46,172,791

Cost of revenues:
Cost of product revenues	699,029	602,948
Cost of services and support revenues	14,133,502	15,109,137

Total cost of revenues	14,832,531	15,712,085

Gross profit	32,085,032	30,460,706

Operating expenses:
Sales and marketing	14,650,290	15,226,354
Product development	6,907,897	5,890,310
General and administrative	6,313,735	6,260,282

Total operating expenses	27,871,922	27,376,946

Operating income	4,213,110	3,083,760

Other income:
Interest income, net	238,835	234,412
Other income (expense), net	43,229	(1,430,717)

Total other income (expense)	282,064	(1,196,305)

Income before income taxes	4,495,174	1,887,455

Income tax expense	1,643,962	677,255

Net income	$2,851,212	$1,210,200

Basic net income per share	$.14	$.06

Diluted net income per share	$.14	$.06

Basic weighted average number of common shares outstanding	20,111,735	20,051,459

Diluted weighted average number of common shares outstanding	20,461,822	20,472,336

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(unaudited)

Six months ended June 30, 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003	$214,539	$89,674,896	$(24,863,981)	$(1,035,986)	$(8,663,074)	$55,326,394

Comprehensive income
Net income	—	—	2,851,212	—	—	2,851,212
Foreign currency translation adjustment	—	—	—	(366,500)		(366,500)

Total comprehensive income						2,484,712

Exercise of stock options	973	590,287	—	—	—	591,260

Tax benefit of options exercised	—	66,650	—	—	—	66,650

Stock issued for Employee

Stock Purchase Plan	93	62,410	—	—	—	62,503

Acquisition of 347,500 shares	—	—	—	—	(2,613,754)	(2,613,754)

Balance at June 30, 2004	$215,605	$90,394,243	$(22,012,769)	$(1,402,486)	$(11,276,828)	$55,917,765

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$2,851,212	$1,210,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,470,419	1,838,078
Amortization	18,964	18,964
Loss on write-down of investment	—	1,500,536
Loss on disposal of equipment	16,225	—
Provision for doubtful accounts	268,382	371,994
Deferred income taxes	1,431,712	(585,209)
Changes in operating assets and liabilities:
Accounts receivable	337,462	752,272
Unbilled revenue	(504,709)	739,766
Prepaid expenses	(359,651)	(176,800)
Income taxes receivable/payable	(10,144)	859,425
Other assets	258,821	253,736
Accounts payable	719,360	17,240
Other accrued liabilities	(898,280)	(1,116,348)
Unearned revenue	2,758	1,635,101

Net cash provided by operating activities	5,602,531	7,318,955

Cash flows from investing activities:
Additions to property and equipment	(1,776,644)	(2,289,827)

Net cash used in investing activities	(1,776,644)	(2,289,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	591,260	1,606,179
Proceeds from issuances of shares under employee stock purchase plan	62,503	79,495
Cash paid to acquire treasury stock	(2,613,754)	(721,302)

Net cash (used in) provided by financing activities	(1,959,991)	964,372

Foreign currency translation adjustment	(366,500)	90,907

Net increase in cash and cash equivalents	1,499,396	6,084,407
Cash and cash equivalents at beginning of period	44,874,599	34,721,471

Cash and cash equivalents at end of period	$46,373,995	$40,805,878

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

2. Segment and Geographic Information

The Company has identified one business segment for reporting purposes: Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

As of and for the three months ended June 30, 2004 and 2003:

	United States and Canada	Europe	Latin America	Asia	Total
June 30, 2004:

Total revenues	$15,103,257	$6,133,691	$1,416,392	$1,177,383	$23,830,723
Operating income (loss)	2,685,405	462,930	(751,831)	(57,116)	2,339,388
Total assets	59,615,007	16,196,978	3,754,153	4,887,658	84,453,796

June 30, 2003:

Total revenues	$14,816,207	$5,569,773	$1,481,810	$1,520,769	$23,388,559
Operating income (loss)	1,501,258	249,048	(12,194)	31,447	1,769,559
Total assets	53,779,071	16,636,575	3,353,334	6,327,838	80,096,818

As of and for the six months ended June 30, 2004 and 2003:

	United States and Canada	Europe	Latin America	Asia	Total
June 30, 2004:

Total revenues	$28,710,467	$12,471,461	$2,993,771	$2,741,864	$46,917,563
Operating income (loss)	4,265,389	863,762	(601,763)	(314,278)	4,213,110
Total assets	59,615,007	16,196,978	3,754,153	4,887,658	84,453,796

June 30, 2003:

Total revenues	$29,431,658	$11,050,896	$2,674,040	$3,016,197	$46,172,791
Operating income (loss)	2,801,717	570,264	(234,784)	(53,437)	3,083,760
Total assets	53,779,071	16,636,575	3,353,334	6,327,838	80,096,818

3. Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of June 30, 2004 and 2003 is as follows:

	Income	Shares	Per Share Amount
For the three months ended:

June 30, 2004:
Basic net income per share	$1,537,949	20,019,775	$0.08

Effect of dilutive securities:
Stock options	—	295,181

Diluted net income per share	$1,537,949	20,314,956	$0.08

June 30, 2003:
Basic net income per share	$252,462	20,085,679	$0.01

Effect of dilutive securities:
Stock options	—	676,956

Diluted net income per share	$252,462	20,762,635	$0.01

For the six months ended:

June 30, 2004:
Basic net income per share	$2,851,212	20,111,735	$0.14

Effect of dilutive securities:
Stock options	—	350,087

Diluted net income per share	$2,851,212	20,461,822	$0.14

June 30, 2003:
Basic net income per share	$1,210,200	20,051,459	$0.06

Effect of dilutive securities:
Stock options	—	420,877

Diluted net income per share	$1,210,200	20,472,336	$0.06

Antidilutive shares totaling 2,884,697 and 1,537,561 were excluded from the diluted net income per share calculations for the three months ended June 30, 2004 and 2003, respectively, and antidilutive shares totaling 2,339,942 and 2,823,206 were excluded from the diluted net income per share calculations for the six months ended June 30, 2004 and 2003, respectively.

4. Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied for the three and six months ended June 30, 2004 and 2003.

	Three months ended
	June 30, 2004	June 30, 2003
Net income as reported	$1,537,949	$252,462
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(763,362)	(1,054,452)

Pro forma net income (loss)	$774,587	$(801,990)

Basic net income (loss) per share:
As reported	$0.08	$0.01

Pro forma	$0.04	$(0.04)

Diluted net income (loss) per share:
As reported	$0.08	$0.01

Pro forma	$0.04	$(0.04)

	Six months ended
	June 30, 2004	June 30, 2003
Net income as reported	$2,851,212	$1,210,200
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,532,768)	(1,661,682)

Pro forma net income (loss)	$1,318,444	$(451,482)

Basic net income (loss) per share:
As reported	$0.14	$0.06

Pro forma	$0.07	$(0.02)

Diluted net income (loss) per share:
As reported	$0.14	$0.06

Pro forma	$0.06	$(0.02)

The Company uses the Black Scholes option-pricing model to value the employee and director stock-based compensation plans. The following assumptions were used for grants and purchase rights valued during the quarter ended June 30, 2004 and 2003: an expected dividend rate of 0% and 0%, an expected volatility of 87.5% and 91.3%, a risk-free rate of 3.62% and 2.99% and an expected life of 4.4 years and 4.6 years, respectively.

5. Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

The Company has been contacted by tax authorities in China regarding import taxes withheld by our subsidiary in Shanghai, China since September 2001. The Company believes that a claim or assessment is reasonably possible but cannot be reasonably estimated due to the unknown nature of the review. Due to the relatively small size of the subsidiary, management believes the resolution of this matter will not have a material impact on our liquidity, financial condition or results of operations.

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

When we sell to a customer, we typically commit to an arrangement consisting of application licenses, services and support. We also sell services to host the licensed application. During the second quarter of 2004, we experienced higher support revenue per customer than the second quarter of 2003, which was an important contributor to our profitability. Our support revenue is a key source of recurring revenue and profitability in our business.

Our gross margin, which measures net revenues less cost of revenues sold as a percentage of total revenues, improved in the second quarter of 2004 compared to the second quarter of 2003 because of reduced services costs and increased support revenue as a percentage of our total revenues which carries a higher gross margin than service revenues. Our operating margin, which measures operating income as a percentage of total revenues, improved in the second quarter of 2004 compared to the second quarter of 2003 due largely to aforementioned higher gross margins in conjunction with improved sales productivity. Our cost structure primarily consists of salaries, wages, and benefits provided to our employees.

Traditionally, a significant portion of our revenue in any quarter had been the result of a large number of relatively small orders received during the period. We expect the average size of our license sales transactions, however, to continue to increase in the coming years. An increase in average deal size typically increases the length of an average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always forecast the timing or amount of specific customer transactions, and sales may vary from quarter to quarter. We expect to continue to experience a decline in the large number of relatively small orders that had been a staple of our marketing and sales efforts in the past. In addition, our prospective customers may delay purchase commitments or extend sales cycles as they enter the control testing and attestation period related to Sarbanes-Oxley Section 404 compliance. Such a delay would have a material adverse affect on our results.

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

Results of Operations

Total Revenues. Total revenues increased 2% to $23,830,723 in the second quarter of 2004 from $23,388,559 in the second quarter of 2003. The slight increase is due to an increase in Datastream 7i license sales and greater customer acceptance of the application hosting business. Total revenues increased 2% to $46,917,563 for the first six months of 2004 from $46,172,791 for the first six months of 2003 due to an increase in Datastream 7i license sales and an increase in application hosting revenue. International revenues, including Canada, increased 1% to $9,212,302 (39% of total revenues) in the second quarter of 2004, as compared to $9,100,832 (39% of total revenues) in the second quarter of 2003. International revenues, including Canada, increased 9% to $19,355,905 (41% of total revenues) for the first six months of 2004, as compared to $17,762,612 (38% of total revenues) in the first six months of 2003. The increase in international revenues, including Canada, as a percentage of total revenues is due primarily to an increase in Datastream 7i revenue in Europe. See Note 2 to the consolidated financial statements.

Software Product Revenues: Software product revenues increased 4% to $6,544,443 (27% of total revenues) in the second quarter of 2004 from $6,271,635 (27% of total revenues) in the second quarter of 2003 and 2% to $13,001,218 (28% of total revenues) for the first six months of 2004 from $12,793,281 (28% of total revenues) for the first six months of 2003 as a result of increased Datastream 7i software sales.

Professional Services and Support Revenues: Professional services and support revenues increased 1% to $17,286,280 (73% of total revenues) in the second quarter of 2004 from $17,116,924 (73% of total revenues) in the second quarter of 2003 and increased 2% to $33,916,345 (72% of total revenues) for the first six months of 2004 from $33,379,510 (72% of total revenues) for the first six months of 2003. Support revenue increased due to an increase in average customer support renewal revenue and an increase in the number of hosted customers. The increase in support revenue was partially offset by a decrease in service revenue, resulting from increased third party service provider competition.

Cost of Product Revenues: Cost of product revenues consists of software purchased for resale, royalties paid to vendors of third party software, cost of product packaging, cost of media, and shipping expenses. Cost of product revenues decreased 45% to $211,261 (3% of product revenues) in the second quarter of 2004, as compared to $382,218 (6% of product revenues) in the second quarter of 2003. This decrease relates primarily to a reduction in third party royalty fees. Cost of product revenues increased 16% to $699,029 (5% of product revenues) for the first six months of 2004, as compared to $602,948 (5% of product revenues) for the first six months of 2003 due to higher third party royalty fees.

Cost of Services and Support Revenues: Cost of services and support revenues decreased 4% to $7,276,509 (42% of services and support revenues) in the second quarter of 2004, as compared to $7,550,852 (44% of services and support revenues) in the second quarter of 2003. Cost of services and support revenues decreased 6% to $14,133,502 (42% of services and support revenues) for the first six months of 2004, as compared to $15,109,137 (45% of services and support revenues) for the first six months of 2003. The decreases are primarily due to decreased reimbursed services costs and overall reductions in both internal and third party services expenditures.

Sales and Marketing Expenses: Sales and marketing expenses decreased 8% to $7,320,988 (31% of total revenues) in the second quarter of 2004 from $7,975,082 (34% of total revenues) in the second quarter of 2003. The decrease in sales and marketing expenses is a result of reduced advertising and field marketing activities and reduced expenditures associated with non-productive sales support personnel. Sales and marketing expenses decreased 4% to $14,650,290 (31% of total revenues) for the first six months of 2004 from $15,226,354 (33% of total revenues) for the first six months of 2003. The decrease in sales and marketing expenses is due to a reduction in advertising, field marketing, and sales personnel.

Product Development Expenses: Total product development expenditures increased 16% to $3,515,524 (15% of total revenues) in the second quarter of 2004 from $3,019,990 (13% of total revenues) in the second quarter of 2003 and increased 17% to $6,907,897 (15% of total revenues) for the first six months of 2004 from $5,890,310 (13% of total revenues) for the first six months of 2003. The increase in total product development expense is a result of increased investment in asset performance management functionality associated with the Company’s next release of Datastream 7i.

General and Administrative Expenses: General and administrative expenses increased 18% to $3,167,053 (13% of total revenues) in the second quarter of 2004 from $2,690,858 (12% of total revenues) in the second quarter of 2003 due primarily to increased fees associated with the Sarbanes-Oxley Act of 2002 and a benefit in the second quarter of 2003 from a reduction in bad debt expense as a result of improved days sales outstanding. General and administrative expenses increased 1% to $6,313,735 (13% of total revenues) for the first six months of 2004 from $6,260,282 (14% of total revenues) for the first six months of 2003 due primarily to increased fees associated with Sarbanes-Oxley compliance. General and administrative expenses may continue to increase due to compliance related to the Sarbanes-Oxley Act of 2002.

Tax Rate: Our effective tax rate was 38.0% and 39.0% for the second quarter of 2004 and 2003, respectively. Our effective tax rate was 36.6% and 35.9% for the first six months of 2004 and 2003, respectively.

Net income: Net income increased to $1,537,949 (6% of total revenues) in the second quarter of 2004 from net income of $252,462 (1% of total revenues) in the second quarter of 2003 and increased to $2,851,212 (6% of total revenues) for the first six months of 2004 from net income of $1,210,200 (3% of total revenues) for the first six months of 2003. The improvement is attributed to improved operating efficiency in the second quarter of 2004 and a non-operating charge of $1.5 million recognized in the second quarter of 2003 related to a write-down on an investment.

Financial Condition

Consolidated total assets were $84.5 million at June 30, 2004, an increase of approximately $415,000 from $84.0 million at December 31, 2003. The increase resulted from a $1.5 million increase in cash and an increase of approximately $505,000 in unbilled revenue offset by a $1.4 million decrease in deferred income taxes.

Consolidated total liabilities were $28.5 million at June 30, 2004, a decrease of approximately $176,000 from $28.7 million at December 31, 2003. The decrease was primarily from a reduction in accrued liabilities, offset by an increase in accounts payables. The increase in accounts payable relates primarily to the timing of payments associated with increased capital expenditures in the second quarter of 2004.

Cash and cash equivalents increased 14% to $46.4 million at June 30, 2004 compared to $40.8 million at June 30, 2003. Cash and cash equivalents increased 3% to $46.4 million at June 30, 2004 compared to $44.9 million at December 31, 2003. Cash increased due to improvements in profitability, reductions in accounts receivable and increases to accounts payable.

Liquidity and Capital Resources

We have funded our operating activities primarily with cash generated from operations. We ended the second quarter of 2004 with $46.4 million in cash and cash equivalents, which are defined as highly liquid securities with maturities of 90 days or less.

On August 15, 2003, we announced that the board of directors had authorized a plan to repurchase up to 1,000,000 shares of our outstanding common stock. This plan expires August 15, 2005. Subject to availability, the repurchases may be made from time to time in the open market or otherwise at prices that management deems appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. We repurchased 122,500 shares for approximately $837,000 during the second quarter of 2004, and 439,800 shares overall for $3.3 million under the current plan. The aggregate number of shares repurchased under all prior and current plans was 1,594,200 as of June 30, 2004.

Cash provided by operations decreased 23% to $5.6 million for the six months ended June 30, 2004 from $7.3 million at June 30, 2003. The decrease was primarily the result of significant reductions in accounts receivable and unbilled revenue in 2003 relative to 2004, associated with improvements in collections in the 2003 period. Additionally, the decrease reflects an increase in unearned revenue in 2003 relative to 2004, due to longer support terms in 2003.

Net cash used in investing activities decreased 22% to $1.8 million for the six months ended June 30, 2004 compared to approximately $2.3 million for the six months ended June 30, 2003. The decrease was primarily due to building renovations at our corporate headquarters that occurred during the first half of 2003.

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2004 resulting from increased activity to acquire treasury stock as a part of the Company’s authorized stock repurchase plan. This compares to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2003 due to proceeds from the exercise of employee stock options in 2003.

As of June 30, 2004, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Critical Accounting Estimates and Polices

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and the allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For additional discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2003 and our form 10-Q form the quarter ended March 31, 2004.

Revenue Recognition - Our revenues consist primarily of fees for product sales, professional services, hosting and customer support.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value for any undelivered element in a multiple element arrangement exists to allocate the total fee to the multiple elements of an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement and completion of negotiations. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period for each geographic region, then revenue is recognized as payments are received.

The amount of product revenues recognized is determined based on the residual amount of the multiple element contract value that is not assigned to the undelivered elements based on VSOE of those elements. If substantial customer acceptance terms for the licensed product exist, we recognize revenue upon customer acceptance or the expiration of the acceptance period. If it is determined that professional services are essential to the functionality of the product as delivered, then product revenue is recognized as the services are performed.

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

Revenues from hosted software service arrangements are recognized ratably over the term of the hosting arrangement. Hosting services VSOE is either the stated contract renewal rate or the renewal rate as a percentage of the past product sales if there is no stated contract renewal rate. Professional services VSOE is based on the day rate we are able to negotiate when services are sold separately. Reimbursed expenses are recorded gross as revenue with an offsetting amount recorded to service cost of sales.

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

Income Taxes - We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of June 30, 2004 and December 31, 2003, we had approximately $5.1 million and $5.3 million, respectively, in deferred tax assets, net of valuation allowances.

We evaluate our ability to realize deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. Positive evidence supporting our ability to realize deferred tax assets includes: our strong earnings history prior to operating losses realized in 2001, the ability to carry back losses to prior years, positive results in recent years, projections of future taxable income in 2004, the existence of significantly appreciated net assets, and the availability of prudent and feasible tax planning strategies to accelerate taxable amounts.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at June 30, 2004.

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

Allowance for Doubtful Accounts Receivable - We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining the allowance for doubtful accounts receivable, we review the rolling twelve month average of account write-offs, customer specific account risks and geographic specific factors that may impact international accounts. These factors combine to establish the allowance for doubtful accounts balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company did not experience any material changes in market risk in the second quarter of 2004.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	—	—	—	682,700
May 1 – May 31, 2004	121,500	$6.83	121,500	561,200
June 1 – June 30, 2004	1,000	6.30	1,000	560,200

Total	122,500	$6.83	122,500	560,200

(1)	The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock of the Company. The plan expires on August 15, 2005.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s shareholders was held on June 3, 2004. At the annual meeting, the following nominees were elected to serve as Class II Directors for a term of three years, which expires at the 2007 annual meeting.

Name of Director	Votes For	Authority Withheld
Richard T. Brock	16,969,870	1,623,802
Ira D. Cohen	16,389,222	2,204,450

The following persons continue as directors following the annual meeting: Larry G. Blackwell, James R. Talton, Jr., Robert C. Davis and James C. Ryan, Jr.

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

The Company furnished a Current Report on Form 8-K on April 28, 2004, pursuant to Item 12, to announce its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.

Date: August 9, 2004	/s/ C. Alex Estevez
C. Alex Estevez
Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350