Form 10-K/A
period 2003-12-31
DATASTREAM SYSTEMS INC
filed 2005-03-23
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE TO FORM 10-K AMENDMENT NO. 2 - 10K/A – (Restatement)

Datastream Systems, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 10, 2004 (the “Annual Report”), to reflect the restatement of the Company’s financial statements for the fiscal years ended December 31, 2001, 2002 and 2003. The Company is also filing two Forms 10-Q/A containing restated financial information reflecting adjustments to its previously filed financial information in its Forms 10-Q for the quarters ended March 31 and June 30, 2004.

As more fully described in Note 2 (Restatement) to the consolidated financial statements, the adjustments principally relate to improper revenue recognition from distributor sales due to the uncertainty of collectibility, improper revenue recognition from certain customers due to the timing of receipt of evidence of an arrangement, improper expense recognition as to the timing of certain expenses, and adjustments to the goodwill impairment charge recognized in the year ended December 31, 2001 related to foreign currency translation adjustments.

The following items of the Form 10-K have been modified or revised in this Amendment No. 2 to Form 10K/A to reflect the restatements:

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

•	Part IV, Item 15. Exhibits and Financial Statement Schedules and Reports on Form 8-K.

This Amendment No. 2 does not modify or update disclosures presented in the original form 10-K, as amended by Amendment No. 1 thereto, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements expanded in Amendment No. 2 or included in Amendment No. 1 to the Form 10-K, this Amendment No. 2 speaks as of the original filing date of the Form 10-K on March 10, 2004 and does not modify or update disclosures in the Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings.

DATASTREAM SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2003

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K/A (the “Annual Report”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements and we have described many such items under “Risk Factors” set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Such factors include, but are not limited to: we did not file our Form 10-Q for the quarter ended September 30, 2004, Form 10-K for the year ended December 31, 2004, our amended Form 10-K for the year ended December 31, 2003 or our amended Forms 10-Q for the quarters ended March 31 and June 30, 2004 by the deadlines required by the Nasdaq Hearings Panel and the Nasdaq Hearings Panel has not granted us the requested extensions; even if an extension is granted for filing our Form 10-K for the year ended December 31, 2004, we may not be able to file such document before the deadline; we may not be able to comply with the other conditions for continued listing issued by the Nasdaq Hearings Panel; if the Nasdaq Hearings Panel does not grant our requested filing extensions or if we cannot comply with the conditions for continued listing, our common stock may no longer be approved for trading on the Nasdaq Stock Market, which could adversely affect the liquidity of the trading market for our common stock, and, therefore, could adversely affect the trading price of our common stock; with respect to our review of its internal controls, we cannot be certain that we will be able to assess our internal controls were working effectively at December 31, 2004; the results of our continuing review of our financial statements and completion of our fiscal year 2004 audit; a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; our ability to maintain effective internal controls over financial reporting; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the stockholders’ best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

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

Internationally, we market our software and services from offices in Argentina, Brazil, Canada, Chile, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Singapore, and the United Kingdom. In addition, we have a network of affiliates located throughout the balance of Europe, Latin America and the Asia Pacific. For financial information about our segment and operations in different geographic locations, see note 11 of our consolidated financial statements.

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

Segment and Geographic Information

See note 11 to the consolidated financial statements contained herein for information regarding our business segment and operations in different geographical regions.

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

Item 6.	Selected Financial Data.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands except per share data)
Statement of Operations Data:
Total revenues	$118,776	$97,368	$89,351	$89,652	$90,661
Total cost of revenues	46,545	42,023	35,265	32,795	30,772

Gross profit	72,231	55,345	54,086	56,857	59,889
Total operating expenses	61,980	75,913	69,395	54,585	53,252

Operating income (loss)	10,251	(20,568)	(15,309)	2,272	6,637
Net other income (expense)	1,461	(4,021)	792	543	(975)

Income (loss) before income taxes	11,712	(24,589)	(14,516)	2,815	5,662
Income tax expense (benefit)	4,412	(8,101)	(1,159)	1,025	1,971

Net income (loss)	$7,300	$(16,488)	$(13,358)	$1,790	$3,691

Basic net income (loss) per share	$.38	$(.82)	$(.65)	$.09	$.18

Diluted net income (loss) per share	$.36	$(.82)	$(.65)	$.09	$.18

Basic weighted average common shares outstanding (1)	19,118	20,009	20,403	20,138	20,136

Diluted weighted average common shares outstanding (1)	20,098	20,009	20,403	20,401	20,419

	As of December 31,
	1999	2000	2001	2002	2003
	(restated)	(restated)	(restated)	(restated)	(restated)
Balance Sheet Data:
Working capital	$33,730	$30,127	$27,418	$30,678	$38,355
Total assets	87,253	84,155	71,524	76,972	84,571
Long-term debt, less current portion	224	8	—	—	—
-Total stockholders’ equity	66,323	59,252	48,209	48,842	54,484

(1)	See note 12 to the consolidated financial statements for discussion of calculation of basic and diluted weighted average common shares outstanding.

The above selected financial data has been restated to reflect adjustments related to revenue recognition from reseller transactions and evidence of an arrangement, expense accruals, goodwill and other adjustments as discussed in Note 2 to the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” and elsewhere in this report.

Restatements

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 10, 2004 (the “Annual Report”), to reflect the restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003. We are also filing two Forms 10-Q/A containing restated financial information reflecting adjustments to our previously filed financial information in our Forms 10-Q for the quarters ended March 31 and June 30, 2004.

As described in Note 2 (Restatement) to the consolidated financial statements, the restatements principally relate to improper revenue recognition from distributor sales due to the uncertainty of collectibility, improper revenue recognition from certain customers due to the timing of receipt of evidence of an arrangement, improper expense recognition as certain expenses were recorded in periods prior or subsequent to the period in which the liability was incurred, and improper goodwill impairment charge in the year ended December 31, 2001 due to goodwill associated with foreign acquisitions not being recorded in the country’s currency in which the acquisition occurred and properly translated and included as a component of other comprehensive income.

This Amendment No. 2 does not modify or update disclosures presented in the original form 10-K, as amended by Amendment No. 1 thereto, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this Amendment No. 2 speaks as of the original filing date of the Form 10-K on March 10, 2004 and does not modify or update disclosures in the Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings.

The restatement is the result of the Audit Committee’s independent investigation into allegations of improper reseller revenue, revenue recognition and other financial improprieties in China. Initially, we determined that certain control deficiencies existed at our Chinese subsidiary. These deficiencies included a lack of oversight and local knowledge of revenue recognition with respect to revenue from resellers in accordance with U.S. generally accepted accounting principles, inadequate retention of documentation of the financial stability of the Company’s resellers and an inadequate control structure and management oversight for its Chinese subsidiary. The total adjustments to income before income tax as a result of the findings in China, which primarily related to improper revenue recognition from resellers due to the uncertainty of collectibility, were approximately $0, ($81,000) and ($102,000) for the fiscal years ended December 31, 2001, 2002 and 2003, respectively.

Due to the control deficiencies we noted in China, we also reviewed revenue recognition policies and procedures for certain other international regions including other countries in Asia-Pacific and Latin America. Company management and the Audit Committee concluded that revenues generated from certain resellers in our Asia-Pacific and Latin American operations should have been recognized upon cash receipt rather than on an accrual basis as a result of the uncertainty of collectibility from 2001 to 2004. We also concluded that our Latin American operations had improperly recognized revenue prematurely in light of the late timing of the receipt of evidence of an arrangement as required by Company policy and U.S. generally accepted accounting principles. The total adjustments to income before income tax as a result of the findings in Asia-Pacific and Latin America were approximately ($90,000), ($254,000) and $40,000 for the fiscal years ended December 31, 2001, 2002 and 2003, respectively.

Goodwill associated with foreign acquisitions in 1996 and 1998 should have been accounted for in the country’s currency in which the acquisitions occurred and foreign currency translations on goodwill should have been recorded as a component of other comprehensive income prior to the goodwill impairment charge in 2001. As a result, we have reflected an adjustment to income before income tax of approximately $1,382,000 for the fiscal year ended December 31, 2001 with the corresponding offset recorded as a component of equity in other comprehensive income.

During our expanded review we noted that certain expenses in Europe were recorded in periods prior or subsequent to the period in which the liability was incurred. The adjustments to income before income tax as a result of the findings in Europe were approximately ($130,000), $301,000 and ($113,000) for the fiscal years ended December 31, 2001, 2002 and 2003, respectively. In addition, previously recorded cash balances recorded at the corporate level for our German subsidiary were understated for unrecorded currency gains on the cash account. As a result, cash increased by approximately $24,000, $10,000 and $163,000 for the fiscal years ended December 31, 2001, 2002 and 2003, respectively.

Other miscellaneous adjustments noted in the United States were made during the course of our review resulting in adjustments to net income before income tax of approximately ($81,000), $11,000, and ($201,000) for the fiscal years ended December 31, 2001, 2002 and 2003, respectively. These adjustments were primarily related to certain prior year audit differences that we now decided to record.

The net effect of these adjustments to income before income taxes was an increase of approximately $1,081,000 for the fiscal year ended 2001, and a decrease to income before taxes of approximately $23,000 and $376,000 for the fiscal years ended 2002 and 2003, respectively. The net effect of these adjustments to earnings per share was an increase of $0.06 for the fiscal year ended 2001 and a decrease to earnings per share of $0.01 in 2003. There was no impact to earnings per share for the year ended December 31, 2002.

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

International revenues, which includes Canada, were approximately $35.9 million or 39.6% of total revenues in 2003, compared to $34.3 million, or 38.3% of total revenues in 2002, and compared to approximately $33.2 million, or 37.2% of total revenues, in 2001. See note 11 to the consolidated financial statements.

The following paragraphs set forth our statement of operations data for the three years ended December 31, 2001, 2002 and 2003, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

2003 Compared to 2002 Compared to 2001

(in thousands, except percentage data)

Revenues:

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(restated)	(restated)	(restated)
Product revenue	$25,608	$25,573	$25,074	(0.1)%	(2.0)%
Percentage of total revenues	28.7%	28.5%	27.7%

Professional services and support	$63,743	$64,078	$65,587	0.5	2.4
Percentage of total revenues	71.3%	71.5%	72.3%

Total revenues	$89,351	$89,652	$90,661	0.3	1.1

Product Revenue

Product revenues consist of all software product sales including Datastream 7i, Datastream 7i Buy, and legacy products such as MP2. We have one reportable segment and sell products out of eighteen different sales offices worldwide.

The decrease in 2003 product revenue compared to 2002 product revenue is due to the continued transition from legacy products to Datastream 7i. The legacy products decrease was slightly higher than the increase in Datastream 7i sales in 2003 compared to 2002. In an effort to improve product revenue growth, we announced the appointment of John Sterling, III to the position of executive vice president of worldwide sales in October 2003. The slight decrease in 2002 over 2001 was also due to the continued transition from legacy products to Datastream 7i.

Professional Services and Support Revenue

Professional services revenue includes consulting fees for product implementation and training. Support revenue includes fees charged to customers for technical, customer and application hosting services associated with the support of our products. Professional service revenue declined approximately 7% in 2003 compared to 2002 and 8% in 2002 compared to 2001, due to increased partnering with third party service providers and increased market competition. Support revenue increased approximately 15% in each of 2003 and 2002 as compared to the prior year due to high support renewal rates and increased average support agreements associated with the larger sale sizes of Datastream 7i.

Cost of Revenues

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
		(restated)	(restated)
Cost of product revenues	$1,383	$1,246	$1,545	(9.9)%	24.0%
Percentage of total revenues	1.5%	1.4%	1.7%

Cost of professional services and support revenues	$33,881	$31,549	$29,227	(6.9)	(7.4)
Percentage of total revenues	37.9%	35.2%	32.2%

Total costs of revenues	$35,265	$32,795	$30,772	(7.0)	(6.2)

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

Operating Expenses:

Sales and Marketing

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(restated)	(restated)
Sales and marketing	$36,252	$33,358	$29,696	(8.0)%	(11.0)%
Percentage of total revenues	40.6%	37.2%	32.8%

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

Product Development

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
Product development	$12,384	$10,683	$12,421	(13.7)%	16.3%
Percentage of total revenues	13.9%	11.9%	13.7%

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

General and Administrative

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(restated)	(restated)	(restated)
General and administrative	$9,920	$10,544	$11,135	6.3%	5.6%
Percentage of total revenues	11.1%	11.8%	12.3%

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

Goodwill Amortization and Write-off of Goodwill and Other Long-Lived Assets

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(restated)
Goodwill amortization	$1,958	—	—	N/M	N/M
Impairment of goodwill and other long-lived assets	$8,882	—	—	N/M	N/M
Percentage of total revenues	12.1%	—	—

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

$8.9 million were recorded in the third quarter of 2001, eliminating all of the recorded goodwill. No such charges were incurred in 2002 or 2003.

Other Income/Expense

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
Net other income (expense)	$792	$543	$(976)	(31.4)%	N/M
Percentage of total revenues	0.9%	0.6%	(1.1)%

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

Income Taxes

	Year Ended December 31,			Percent Change
	2001	2002	2003	01-02	02-03
	(restated)	(restated)	(restated)
Income tax expense (benefit)	$(1,159)	$1,025	$1,971	N/M	94.2%
Percentage of total revenues	(1.3)%	1.1%	2.2%

N/M – Not meaningful

Our effective income tax rate was 34.8% in 2003, 36.4% in 2002 compared to 8.0% in 2001. The 2002 increase in the effective tax rate was a result of a net operating income position in 2002 compared to net operating losses in 2001.

Quarterly Results

General.

The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2003. In the opinion of management, this information has been prepared on the same basis as the restated (see “Explanatory Note” in the forepart of this Form 10-K/A.2 and Note 2 to the consolidated financial statements) audited consolidated financial statements appearing elsewhere in this Annual Report and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and notes thereto. Our quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

	Quarter Ended
	2002				2003
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues:
Product	$5,738	$6,635	$6,107	$7,093	$6,422	$6,295	$5,785	$6,573
Professional services and support	15,834	16,004	15,935	16,305	16,345	17,085	16,204	15,954

Total revenues	21,572	22,639	22,042	23,398	22,767	23,380	21,989	22,527
Cost of revenues:
Cost of product revenues	360	265	235	386	221	382	282	661
Cost of professional services and support revenues	7,931	7,811	8,128	7,678	7,520	7,551	7,208	6,948

Total cost of revenues	8,291	8,076	8,363	8,064	7,741	7,933	7,490	7,609

Gross profit	13,281	14,563	13,679	15,334	15,026	15,447	14,499	14,918
Operating expenses:
Sales and marketing	7,920	8,926	8,347	8,165	7,251	7,975	7,005	7,464
Product development	2,676	2,625	2,648	2,734	2,870	3,020	3,360	3,171
General and administrative	2,279	2,687	2,598	2,979	3,573	2,692	2,709	2,161

Total operating expenses	12,875	14,238	13,593	13,878	13,694	13,687	13,074	12,796

Operating income	406	325	86	1,456	1,332	1,760	1,425	2,122
Net other income (expense)	61	83	123	275	159	(1,356)	92	128

Income before income taxes	467	408	209	1,731	1,491	404	1,517	2,250
Income tax expense	169	140	69	647	521	217	473	759

Net income	$298	$268	$140	$1,084	$969	$187	$1,044	$1,491

Basic net income per share	$0.01	$0.01	$0.01	$ 0.05	$0.05	$0.01	$0.05	$0.07

Diluted net income per share	$0.01	$0.01	$0.01	$ 0.05	$0.05	$0.01	$0.05	$0.07

The table below sets forth the percentage relationship of certain items to total revenues with regard to our results of operations for each of the eight quarters through the quarter ended December 31, 2003.

	Quarter Ended
	2002				2003
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues:
Product	26.6%	29.3%	27.7%	30.3%	28.2%	26.9%	26.3%	29.2%
Professional services and support	73.4	70.7	72.3	69.7	71.8	73.1	73.7	70.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	1.7	1.2	1.1	1.6	1.0	1.6	1.3	2.9
Cost of professional services and support revenues	36.7	34.5	36.9	32.9	33.0	32.3	32.8	30.9

Total cost of revenues	38.4	35.7	38.0	34.5	34.0	33.9	34.1	33.8

Gross profit	61.6	64.3	62.0	65.5	66.0	66.1	65.9	66.2
Operating expenses:
Sales and marketing	36.7	39.4	37.9	34.9	31.9	34.1	31.9	33.1
Product development	12.4	11.6	12.0	11.7	12.6	12.9	15.3	14.1
General and administrative	10.6	11.9	11.8	12.7	15.7	11.6	12.3	9.6

Total operating expenses	59.7	62.9	61.7	59.3	60.2	58.6	59.5	56.8

Operating income	1.9	1.4	0.3	6.2	5.8	7.5	6.4	9.4
Net other income (expense)	0.3	0.4	0.6	1.2	0.7	(5.8)	0.4	0.6

Income before income taxes	2.2	1.8	0.9	7.4	6.5	1.7	6.8	10.0
Income tax expense	0.8	0.6	0.3	2.8	2.3	0.9	2.1	3.4

Net income	1.4%	1.2%	0.6%	4.6%	4.3%	0.8%	4.7%	6.6%

Liquidity and Capital Resources

We fund our operating activities primarily with cash generated from operations. Our primary uses of cash are employee compensation and related expenses, marketing expenditures, overhead items such as rent and utilities, and capital expenditures such as computers, servers, network systems and building improvements. Our primary sources of cash are collections of license, service and support revenues. We ended 2003 with $45.0 million in cash and cash equivalents, a $10.3 million increase from $34.7 million in 2002. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash provided by operations was approximately $12.5 million for the year ended December 31, 2003. We generated positive cash from operations primarily through increased profits, collections of accounts receivable from earned and unearned revenue, and the invoicing and collection of unbilled revenues in excess of cash payments for operating expenditures. Increases in cash were offset by various timing differences due to the payment of liabilities expensed in 2002 and tax payments of approximately $1.2 million. The increased collections of accounts receivable in 2003 compared to 2002 was due to improved process management and better customer satisfaction. Unbilled revenue decreased upon the completion of several larger service projects. In 2003, we used approximately $4.0 million in investing activities primarily related to building improvements and purchases of technical assets such as computers, servers and network systems. Cash provided from financing activities was approximately $0.8 million from the receipt of approximately $2.2 million in proceeds from the exercise of stock options and from stock issuances under employee purchase plan, offset by $1.4 million in purchases of treasury stock through our share repurchase plans.

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

Cash provided by operations was approximately $13.3 million for the year ended December 31, 2002. We generated positive cash from operations through invoicing and collection of unbilled revenue related to the completion of certain international projects. We increased our liquidity by applying tax credits in lieu of cash for our tax obligations. We also generated positive cash from operations from prepayments of support and hosting services. In 2002, we used approximately $2.6 million in investing activities primarily related to purchases of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $0.6 million resulting from $1.0 million in purchases of treasury stock through our share repurchase plans offset by the receipt of $0.5 million from the exercise of stock options and from stock issuances under the employee purchase plan.

Cash provided by operations was approximately $14.9 million for the year ended December 31, 2001. We received a large tax refund in 2001, which became the primary contributor to cash provided by operating activities for the year. We also generated positive cash from operations through collections of accounts receivable offset by significant cash payments for expenditures made in the prior year. The reduction in accounts receivable was due to improved management of our account receivable process. The cash payments for expenditures made in the prior year occurred as we completed much of the spending commitments associated with our investments in e-commerce and the Internet in 2000. In 2001, we used approximately $2.5 million investing activities primarily related to additions of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $1.4 million resulting primarily from $2.1 million in purchases of treasury stock through our share repurchase plans, offset by the receipt of $1.0 million in proceeds from the exercise of stock options and from stock issuances under employee purchase plan.

In March 2000, we made a $2.0 million investment in Dovebid, Inc. (“Dovebid”). This investment represents less than 20% of the outstanding capital stock of Dovebid. On August 8, 2003, Datastream received notice from Dovebid that it intended to raise additional financing which would be dilutive to Datastream’s ownership position in Dovebid and at an implied valuation below the carrying value of Datastream’s $2.0 million investment. Accordingly, Datastream decreased its long-term investment to $0.5 million from $2.0 million and recorded an impairment charge of approximately $1.5 million through other income (expense), net. It is unknown if any further adjustments to the carrying value of our investment in Dovebid will occur in future periods.

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

Critical Accounting Estimates and Policies

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see note 1 in the notes to the consolidated financial statements included in this Form 10-K/A.

Revenue Recognition - The majority of our software license arrangements include additional elements such as professional services, post contract support and/or hosting services and therefore, are considered multiple element arrangements. In addition, arrangements entered into with a customer within a close proximity of time (usually within three months) are evaluated together to determine if they collectively are a multiple element arrangement.

We account for multiple element arrangements by allocating the total contract fee to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of each element of the arrangement with the exception of the license element. We account for the license element according to the residual method provided by SOP 98-9. We determine VSOE for the professional service element based on separate sales of professional services that are not negotiated as part of a multiple element arrangement. We determine VSOE for the post contract support and hosting elements based on either the renewal rate stated in the contract for certain products or renewals of post contract support and hosting arrangements.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been delivered, the fees are fixed or determinable, collectibility is probable and VSOE exists for all undelivered elements in an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period for each geographic region, then revenue is recognized as payments are due. Our products are off-the-shelf products because they can be used by our customers with little or no customization.

Professional Services - Our professional service offerings are primarily related to providing installation, implementation, integration, training and project management services. These services are sold principally on a time and materials basis or in some cases at a fixed price. Time and material projects are distinguished from fixed price agreements in that the price of the services are quoted based on days incurred on the project or some other measure of time such as hours, weeks or months. Fixed price service contracts are defined as any contract entered into for a pre-determined total price regardless of the number of days actually needed to complete the project. Time and material service revenue is recognized as the services are performed. Fixed price services are recognized based on the proportional performance method. The measure of performance is based on the relationship between the hours incurred to date versus the total estimated hours to complete (an input method). The resulting percentage complete is used to determine the percentage of revenue of the contract to be recognized. We do not use the output method because it is difficult to establish and reasonably estimate outputs. We believe that the input method is better in our case because we have a history of accurate estimates, we update estimates frequently (at least quarterly), we regularly monitor and recognize variances, and we have the ability to track costs. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Our service elements are not essential to the functionality of our software and are accounted for separately as evidenced by the following:

•	Services provided together with our products do not include significant alterations to the features or functionality of the software.

•	Complex interfaces are not necessary for the software to function in the customer’s environment.

•	The timing of the payment for the software is not coincident with the performance of the services.

•	Customer payment is not dependent upon milestones or customer acceptance.

•	These services are available from other vendors.

•	These services do not carry significant degrees of risk or unique acceptance criteria.

•	We are experienced providers of the services.

We have not historically entered into any multiple element arrangements in which the services were considered essential to the functionality of the software.

Support and Hosting Revenues - We recognize support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets. Support VSOE is either the stated contract renewal rate as a percentage of past product sales if there is no stated contract renewal rate.

Certain of our customers purchase our hosting services. A customer must purchase a perpetual license for our product before a customer can utilize our hosting services. Our hosted customers have the contractual right to take possession of the software at any time during the hosted period and either host the product internally or contract with a third party vendor. The customer has the right to choose not to renew their hosting arrangement with us upon its expiration and deploy the software internally or contract with another party unrelated to us to host the software. For the vast majority of our hosted products, the customer could self-host and any penalties to do so are not material as defined in EITF 00-03 and the arrangement is accounted for under SOP 97-2. We account for the license element according to the residual method provided by SOP 98-9 upon delivery of the license element to the customer. We recognize the portion of the arrangement fee allocated to the hosting element ratably over the term of the arrangement.

In certain limited instances involving one of our stand alone products, the hosted customer may incur significant penalties upon electing to terminate our hosting services. In those instances, we recognize all revenues related to the sale over the period of the expected life of the product since the customer has paid a nonrefundable upfront fee (software license).

Reseller Arrangements - The majority of our sales through resellers are generated from our European, Asian and Latin American operations. We recognize revenue from resellers on the accrual basis only if financial stability can be determined, payment is not contingent on end user payment to the reseller and other criteria of SOP 97-2 are met. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt.

Product Warranties and Returns - Our standard agreements do not contain product return rights. We provide a standard warranty of 30 days from the date of sale. We continually evaluate our obligations with respect to warranties, returns and refunds. We do not maintain any reserves with respect to warranty based on the history of performance of our software. We may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue. Our allowance for doubtful accounts includes an insignificant amount for product returns and refunds. We do not maintain any reserves with respect to warranty based on the history of the performance of our software.

Income Taxes - We account for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2002 and 2003, we had approximately $6.3 million and $5.6 million, respectively, in deferred tax assets, net of valuation allowances.

We evaluate the realizability of our deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative in making this assessment. Positive evidence supporting the realizability of our deferred tax assets include: our strong earnings history prior to operating losses realized in 2001, the ability to carryback losses to prior years, positive results in recent years, projections of future taxable income in 2004, the existence of significantly appreciated net assets and the availability of prudent and feasible tax planning strategies to accelerate taxable amounts. Our pre-tax operating losses in 2001 represent negative evidence with respect to the realizability of our deferred tax assets. However, such losses included infrequent litigation settlements, non-taxable goodwill amortization and impairment charges, and losses related to our investment in the e-commerce market which are not expected to continue.

In order to realize the majority of our deferred tax assets, we will need to generate future federal taxable income of approximately $8,371,000 prior to the expiration of the net operating loss and tax credit carryforwards commencing in 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

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

The above is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K/A which contain a summary of significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

Risk Factors

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K/A (the “Annual Report”), as well as those made in other filings with the SEC.

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

Fluctuations in Foreign Exchange Rates. In 2003, revenue generated outside the United States accounted for approximately 40% of total revenue. Significant revenues (i.e., greater than 5% of total revenues) were derived in France (11.3%) and The Netherlands (5.1%), with the balance derived primarily from the eleven remaining countries (Argentina, Brazil, Chile, China, Germany, Italy, Japan, Mexico, Singapore, United Kingdom and Uruguay) in which we maintain subsidiary or branch operations. Many of our foreign sales were denominated in the currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates or weak economic conditions. Historically, exchange rate exposure has been minimal; however, management is evaluating alternatives to reduce the risk associated with fluctuations in the value of the U.S. dollar in the foreign exchange markets. As of December 31, 2003, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies would have resulted in an immaterial difference to our consolidated financial condition, results of operations and cash flows.

The currencies in which we generate foreign denominated sales are geographically widespread and individually represent relatively low dollar exposure. Local currency revenues generated by our foreign subsidiaries are used to pay local currency expenses. At any point in time, our foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of short-term, third party and intercompany receivables and payables. At December 31, 2003, cash denominated in foreign currencies was approximately $12.4 million.

Long-Term Investments. We have an investment security in the preferred stock of a private company. We evaluate the fair value of its investment on a periodic basis. Significant changes to the fair value could cause a decline in the value of the investment. See discussion under “Liquidity and Capital Resources” section of this report.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are filed as part of this Annual Report on pages F-1 through F-31 immediately preceding the signature page to this Annual Report. The supplementary financial information required by this item are filed as part of this Annual Report under the section titled “Quarterly Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and on pages S-1 through S-2 immediately preceding the signature page to this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Overview

As previously disclosed in a Current Report on Form 8-K which we filed on February 23, 2005 and as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements, we have determined that certain internal control deficiencies existed at our Chinese subsidiary, including a lack of oversight and local knowledge of revenue recognition with respect to revenue from resellers in accordance with U.S. generally accepted accounting principles, inadequate retention of documentation of the financial stability of our resellers and an inadequate control structure and management oversight for our Chinese subsidiary. In addition, we have determined that certain internal control deficiencies existed in our Asia-Pacific and Latin American operations. These deficiencies included lack of management oversight and insufficient training of international accounting personnel in regards to revenue recognition rules applicable to our industry. The internal control deficiencies at our Chinese subsidiary and our Asia-Pacific and Latin American operations resulted in the improper recognition of revenues generated from certain resellers in our Asia-Pacific and Latin American operations on an accrual basis rather than upon cash receipt; with respect to our Latin American operations, the premature and improper recognition of revenue in light of the late timing of the receipt of evidence of an arrangement as required by our policy and U.S. generally accepted accounting principles; and certain liabilities were recorded in periods prior or subsequent to the period in which the liability was incurred. We have also determined that the amount of the goodwill impairment charge for the year ended December 31, 2001 was incorrect due to not properly accounting for foreign exchange translation relating to the foreign goodwill. This error also impacted years prior to 2001, the amounts of which have been recorded in the beginning balances of stockholders’ equity in the fiscal year ended 2001. Based on the impact of the foregoing to our financial statements, we determined to restate our financial statements for fiscal years ended December 31, 2001, 2002, and 2003, as well as quarterly financial statements for the quarters ended March 31, 2004 and June 30, 2004.

Management has determined that the internal control deficiencies that made these restatements necessary are indicative of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed the internal control deficiencies with our Audit Committee; has discussed them with our independent registered public accounting firm, KPMG LLP; and has advised our Audit Committee that the deficiencies are indicative of a material weakness in our internal control over financial reporting.

In order to remediate the reseller revenue and evidence of an arrangement internal control deficiencies, management has implemented the following measures as of the date of filing of this Amendment No. 2 to Form 10-K:

China Operations

•	The separation from employment of personnel in China that may have been involved in improper revenue recognition,

•	Lowered the threshold of license revenue that must be reviewed by corporate headquarters,

•	Hired additional accounting personnel,

•	Reassigned an executive from the U.S. headquarters to manage our Asia-Pacific operations, including those in China, and

•	Required maintenance of documentation of the assessment of financial stability of all distributors along with payment history and reviewing agreements and business practices for indications of contingent revenues. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt. In markets where revenue is contingent per written agreement or business practices and history indicates that revenue is contingent from distributors, we now recognize distributor revenue upon cash receipt.

Reseller Operations in Asia-Pacific and Latin America Regions

•	Hired additional accounting personnel,

•	Required maintenance of documentation of the assessment of financial stability of all distributors along with payment history and reviewing agreements and business practices for indications of contingent revenues. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt. In markets where revenue is contingent per written agreement or business practices and history indicates that revenue is contingent from distributors, we now recognize distributor revenue upon cash receipt, and

•	Reassigned an executive from the U.S. headquarters to manage our Asia-Pacific operations.

Latin America Operations

•	Replaced departed accounting personnel;

•	Lowered the threshold of license revenue that must be reviewed by corporate headquarters;

•	Implemented guidelines surrounding proper revenue recognition policies, including what constitutes proper and timely evidence of an arrangement;

•	Restructured management reporting structure, as well as identification of quarterly risks through a more formal process and documenting those assessments; and

•	Engaged outside consultants to supplement our internal accounting personnel.

We have furthermore moved to cash basis revenue recognition for reseller transactions at our Chinese subsidiary and in our Asia-Pacific and Latin American operations where appropriate.

To remediate the internal control deficiency related to improper expense recognition, management has put in place several levels of review related to the reconciliation of balance sheets accounts at the regional and corporate level.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. At the time of the initial filing of this report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In light of the issues referenced above, our Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2003, due to the existence of the internal control deficiencies described above.

Changes in Internal Controls Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the quarter ended September 30, 2004, we have implemented the remedial measures outlined above to address the identified material weakness in connection with the preparation of our financial statements included in this Amendment No. 2 to Form 10-K for the year ended December 31, 2003. Furthermore, we have been conducting a thorough review and evaluation of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures. We cannot assure that we will be able to correct the internal control deficiencies described above in a timely manner, and we have determined that we will not be able to file management’s annual report on internal control over financial reporting for the year ended December 31, 2004 by the required deadline. When management’s annual report on internal control over financial reporting is filed, it may contain a finding that a material weakness or material weaknesses existed as of December 31, 2004. In addition, we cannot assure that our independent registered public accounting firm will be able to issue an unqualified attestation report.

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

Code of Conduct and Ethics

Our Board of Directors has approved a Code of Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer). The code of Conduct and Ethics will be available on our website at http://www.datastream.net/company/investor.asp“ by the time of our annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

Allowance for Doubtful Accounts Receivable and Unbilled Revenue.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)º	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version).

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version).

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version).

10.4(d) ºº	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5º º	Datastream Systems, Inc. German Stock Option Plan.

10.6º º	Datastream Systems, Inc. Australian Stock Option Plan.

10.7º º	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8º º	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

10.9	Separation and Release Agreement, dated as of April 16, 2003, by and between the Company and Brad Stevens.(1) (previously filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the SEC on March 16, 2004).

21	Subsidiaries of the Company (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).

+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).

º º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 15(c) of this report.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K pursuant to Items 5 and 7 on October 22, 2003 to announce the promotion of two executive officers. The Company also furnished a Current Report on Form 8-K pursuant to Item 12 on October 22, 2003 to announce its financial results for the quarter ended September 30, 2003.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001, 2002 and 2003.

/s/ KPMG LLP

Greenville, South Carolina

February 18, 2004, except as to Note 2, which is as of March 18, 2005.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2003

	2002	2003
	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$34,731,362	$45,037,099
Accounts receivable, net of allowance for doubtful accounts of $1,368,350 and $747,243 in 2002 and 2003, respectively	18,145,060	17,670,267
Unbilled revenue, net of allowance of $100,000 and $0 in 2002 and 2003, respectively	2,047,464	1,151,374
Income taxes receivable	357,684	531,377
Prepaid expenses	1,033,465	1,331,413
Inventories	26,992	26,936
Deferred income taxes	929,438	1,278,492
Other current assets	1,536,663	1,415,412

Total current assets	58,808,128	68,442,370

Investment	2,000,000	501,983
Property and equipment, net	10,696,968	11,238,830
Deferred income taxes, net	5,383,442	4,283,773
Other assets, net of accumulated amortization of $30,027 and $67,955 in 2002 and 2003, respectively	83,758	104,252

Total assets	$76,972,296	$84,571,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,913,611	$3,376,454
Other accrued liabilities	9,258,827	8,411,198
Unearned revenue	15,957,379	18,299,952

Total current liabilities	28,129,817	30,087,604

Total liabilities	28,129,817	30,087,604

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,090,200 issued and 20,061,600 shares outstanding on December 31, 2002 and 21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	210,902	214,539
Additional paid-in capital	87,196,093	89,674,896
Accumulated deficit	(27,339,151)	(23,648,069)
Accumulated other comprehensive loss	(3,999,272)	(3,094,688)
Treasury stock, 1,028,600 and 1,246,700 shares at December 31, 2002 and 2003, respectively	(7,226,093)	(8,663,074)

Total stockholders’ equity	48,842,479	54,483,604

Total liabilities and stockholders’ equity	$76,972,296	$84,571,208

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2001, 2002, and 2003

	2001	2002	2003
	Restated	Restated	Restated
Revenues:
Product	$25,607,968	$25,573,162	$25,074,086
Professional services and support	63,742,715	64,078,481	65,587,382

Total revenues	89,350,683	89,651,643	90,661,468

Cost of revenues:
Cost of product revenues	1,383,492	1,246,353	1,545,337
Cost of professional services and support revenues	33,881,038	31,548,472	29,226,561

Total cost of revenues	35,264,530	32,794,825	30,771,898

Gross profit	54,086,153	56,856,818	59,889,570

Operating expenses:
Sales and marketing	36,251,596	33,358,399	29,695,540
Product development	12,383,942	10,682,960	12,421,439
General and administrative	9,919,533	10,543,792	11,135,225
Goodwill amortization	1,957,519	—	—
Impairment of goodwill and other long-lived assets	8,882,189	—	—

Total operating expenses	69,394,779	54,585,151	53,252,204

Operating income (loss)	(15,308,626)	2,271,667	6,637,366

Other income (expense):
Interest income, net	653,304	504,138	452,226
Other income (expense)	139,125	38,983	(1,427,920)

Net other income (expense)	792,429	543,121	(975,694)

Income (loss) before income taxes	(14,516,197)	2,814,788	5,661,672

Income tax expense (benefit)	(1,158,560)	1,024,616	1,970,590

Net income (loss)	$(13,357,637)	$1,790,172	$3,691,082

Basic net income (loss) per share	$(0.65)	$0.09	$0.18

Diluted net income (loss) per share	$(0.65)	$0.09	$0.18

Basic weighted average number of common shares outstanding	20,403,166	20,138,137	20,136,124

Diluted weighted average number of common shares outstanding	20,403,166	20,400,542	20,419,329

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2001, 2002 and 2003

(Restated)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2000, as previously reported	$207,306	$80,985,427	$(16,083,208)	$(459,128)	$(4,052,763)	$60,597,634
Prior period adjustments (see Note 2)	—	—	311,522	(1,657,206)	—	(1,345,684)

Balance at December 31, 2000, as restated	207,306	80,985,427	(15,771,686)	(2,116,334)	(4,052,763)	59,251,950
Comprehensive loss
Net loss	—	—	(13,357,637)	—	—	(13,357,637)
Foreign currency translation adjustment	—	—	—	(1,098,084)	—	(1,098,084)

Total comprehensive loss						(14,455,721)

Exercise of stock options	887	590,957	—	—	—	591,844
Tax benefit of options exercised	—	3,206,097	—	—	—	3,206,097
Stock issued for Employee Stock Purchase Plan	488	365,850	—	—	—	366,338
Amortization of compensatory stock options	—	127,192	—	—	—	127,192
Shares issued for legal settlement	1,325	1,248,675	—	—	—	1,250,000
Acquisition of 454,000 shares	—	—	—	—	(2,128,908)	(2,128,908)

Balance at December 31, 2001	210,006	86,524,198	(29,129,323)	(3,214,418)	(6,181,671)	48,208,792
Comprehensive income
Net income	—	—	1,790,172	—	—	1,790,172
Foreign currency translation adjustment	—	—	—	(784,854)	—	(784,854)

Total comprehensive income						1,005,318

Exercise of stock options	553	281,673	—	—	—	282,226
Tax benefit of options exercised	—	10,988	—	—	—	10,988
Stock issued for Employee Stock Purchase Plan	343	176,556	—	—	—	176,899
Amortization of compensatory stock options	—	88,893	—	—	—	88,893
Warrants issued		113,785	—	—	—	113,785
Acquisition of 169,600 shares	—	—	—	—	(1,044,422)	(1,044,422)

Balance at December 31, 2002	210,902	87,196,093	(27,339,151)	(3,999,272)	(7,226,093)	48,842,479
Comprehensive income
Net income	—	—	3,691,082	—	—	3,691,082
Foreign currency translation adjustment	—	—	—	904,584	—	904,584

Total comprehensive income						4,595,666

Exercise of stock options	3,313	2,063,109	—	—	—	2,066,422
Tax benefit of options exercised	—	237,383	—	—	—	237,383
Stock issued for Employee Stock Purchase Plan	324	178,311	—	—	—	178,635
Acquisition of 218,100 shares	—	—	—	—	(1,436,981)	(1,436,981)

Balance at December 31, 2003	$214,539	$89,674,896	$(23,648,069)	$(3,094,688)	$(8,663,074)	$54,483,604

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003
	Restated	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$(13,357,637)	$1,790,172	$3,691,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,440,513	3,962,947	3,304,027
Amortization of goodwill	1,957,519	—	—
Amortization of other intangible assets	275,000	98,777	37,928
Loss on write-down of investment, net	—	—	1,527,291
Loss on disposal of equipment	—	—	81,226
Change in allowances for doubtful accounts	(1,177,698)	(693,405)	(721,107)
Stock based compensation	127,192	88,893	—
Issuance of shares in legal settlement	1,250,000	—	—
Deferred income taxes	(4,006,634)	1,358,754	750,615
Impairment of goodwill and other long-lived assets	8,882,189	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,771,680	(161,988)	1,095,900
Unbilled revenue	(773,925)	848,206	996,090
Prepaid expenses	344,757	237,103	(297,948)
Income taxes receivable / payable	11,581,629	782,661	63,690
Inventories	107,294	(9,227)	56
Other assets	(369,610)	191,632	62,829
Accounts payable	(1,031,174)	480,664	462,843
Other accrued liabilities	(2,675,478)	1,099,316	(847,629)
Unearned revenue	2,331,123	3,234,472	2,342,573

Net cash provided by operating activities	14,676,740	13,308,977	12,549,466

Cash flows from investing activities:
Additions to property and equipment	(2,516,423)	(2,628,365)	(3,927,115)
Purchase of additional shares in investment	—	—	(29,274)

Net cash used in investing activities	(2,516,423)	(2,628,365)	(3,956,389)

Cash flows from financing activities:
Proceeds from exercise of stock options	591,844	282,226	2,066,422
Proceeds from stock issuances under employee purchase plan	366,338	176,899	178,635
Acquisition of treasury stock	(2,128,908)	(1,044,422)	(1,436,981)
Principal payments on long-term debt	(211,763)	—	—

Net cash provided by (used in) financing activities	(1,382,489)	(585,297)	808,076

Foreign currency translation adjustment	(844,442)	(784,854)	904,584

Net increase in cash and cash equivalents	9,933,386	9,310,461	10,305,737
Cash and cash equivalents at beginning of year	15,487,515	25,420,901	34,731,362

Cash and cash equivalents at end of year	$25,420,901	$34,731,362	$45,037,099

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$43,290	$—	$—

Income taxes	$—	$—	$1,245,978

Supplemental disclosure of non-cash investing activities:
Issuance of warrants	$—	$113,785	$—

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

The majority of our software license arrangements include additional elements such as professional services, post contract support and/or hosting services and therefore, are considered multiple element arrangements. In addition, arrangements entered into with a customer within a close proximity of time (usually within three months) are evaluated together to determine if they collectively are a multiple element arrangement.

We account for multiple element arrangements by allocating the total contract fee to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of each undelivered element of the arrangement. We account for the license element according to the residual method provided by SOP 98-9. We determine VSOE for the professional services element based on separate sales of professional services that are not negotiated as part of a multiple element arrangement. We determine VSOE for the post contract support and hosting elements based on either the renewal rate stated in the contract for certain products or renewals of post contract support and hosting arrangements.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been delivered, the fees are fixed or determinable, collectibility is probable and VSOE of fair value exists for all undelivered elements in an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

license agreement. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period for each geographic region, then revenue is recognized as payments are due. Our products are off-the-shelf products because they can be used by our customers with little or no customization.

The majority of reseller sales are generated from our European, Asian and Latin American operations. We recognize revenue from resellers on the accrual basis only if financial stability can be determined, payment is not contingent on end user payment to the reseller and other criteria of SOP 97-2 are met. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt.

Professional Services - Our professional service offerings are primarily related to providing installation, implementation, integration, training and project management services. These services are sold principally on a time and materials basis or in some cases at a fixed price. Time and material projects are distinguished from fixed price agreements in that the price of the services are quoted based on days incurred on the project or some other measure of time such as hours, weeks or months. Fixed price service contracts are defined as any contract entered into for a pre-determined total price regardless of the number of days actually needed to complete the project. Time and material service revenue is recognized as the services are performed. Fixed price services are recognized based on the proportional performance method. The measure of performance is based on the relationship between the hours incurred to date versus the total estimated hours to complete (an input method). The resulting percentage complete is used to determine the percentage of revenue of the contract to be recognized. We do not use the output method because it is difficult to establish and reasonably estimate outputs. We believe that the input method is better in our case because we have a history of accurate estimates, we update estimates frequently (at least quarterly), we regularly monitor and recognize variances, and we have the ability to track costs. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Our service elements are not essential to the functionality of our software and are accounted for separately as evidenced by the following:

•	Services provided together with our products do not include significant alterations to the features or functionality of the software.

•	Complex interfaces are not necessary for the software to function in the customer’s environment.

•	The timing of the payment for the software is not coincident with the performance of the services.

•	Customer payment is not dependent upon milestones or customer acceptance.

•	These services are available from other vendors.

•	These services do not carry significant degrees of risk or unique acceptance criteria.

•	We are experienced providers of the services.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

We have not historically entered into any multiple element arrangements in which the services were considered essential to the functionality of the software.

Support and Hosting Revenues - We recognize support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets. Support VSOE is either the stated contract renewal rate or the support renewal rate as a percentage of past product sales if there is no stated contract renewal rate.

Certain of our customers purchase our hosting services. A customer must purchase a perpetual license for our product before a customer can utilize our hosting services. Our hosted customers have the contractual right to take possession of the software at any time during the hosted period and either host the product internally or contract with a third party vendor. The customer has the right to choose not to renew their hosting arrangement with us upon its expiration and deploy the software internally or contract with another party unrelated to us to host the software. For the vast majority of our hosted products, the customer could self-host and any penalties to do so are not significant as defined in EITF 00-03 and the arrangement is accounted for under SOP 97-2. We account for the license element according to the residual method provided by SOP 98-9 upon delivery of the license element to the customer. We recognize the portion of the arrangement fee allocated to the hosting element ratably over the term of the arrangement.

In certain limited instances involving one of our stand alone products, the hosted customer may incur significant penalties upon electing to terminate our hosting services. In those instances, we recognize all revenues related to the sale over the period of the expected life of the product since the customer has paid a nonrefundable upfront fee (software license).

Reseller Arrangements - The majority of our sales through resellers are generated from our European, Asian and Latin American operations. We recognize revenue from resellers on the accrual basis only if financial stability can be determined, payment is not contingent on end user payment to the reseller and other criteria of SOP 97-2 are met If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt.

Product Warranties and Returns - Our standard agreements do not contain product return rights. We provide a standard warranty of 30 days from the date of sale. We continually evaluate our obligations with respect to warranties, returns and refunds. We do not maintain any reserves with respect to warranty based on the history of performance of our software. We may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue. Our allowance for doubtful accounts includes an insignificant amount for product returns and refunds. We do not maintain any reserves with respect to warranty based on the history of the performance of our software.

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

	(restated)
	2001	2002	2003
Net income (loss) as reported	$(13,357,637)	$1,790,172	$3,691,082
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	127,192	88,893	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(3,685,371)	(5,891,917)	(2,587,248)

Pro forma net income (loss)	$(16,915,816)	$(4,012,852)	$1,103,834

Basic net income (loss) per share:
As reported	$(0.65)	$0.09	$0.18

Pro forma	$(0.83)	$(0.20)	$0.05

Diluted net income (loss) per share:
As reported	$(0.65)	$0.09	$0.18

Pro forma	$(0.83)	$(0.20)	$0.05

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

The assumptions used to value the option grants are as follows:

	2001	2002	2003
Employee Plans:
Expected life of options (in years)	10	10	4.54 - 4.65
Volatility	85.8%	138.2%	89.54 – 92.70%
Risk free interest rate—options	5.10%	4.10%	2.82 - 3.13%
Dividend yield	0%	0%	0%

Director Plan:
Expected life of options (in years)	10	10	4.63 - 8.78
Volatility	85.8%	138.2%	91.32 - 92.24%
Risk free interest rate—options	5.10%	4.10%	2.99 - 3.55%
Dividend yield	0%	0%	0%

(l)	Income Taxes

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), which was issued in January 2003. The Company will be required to apply FIN 46R to VIEs created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R will not have a material effect on the Company’s financial position or results of operations.

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

2. Restatement

The Company’s previously issued consolidated financial statements as of December 31, 2002 and 2003, and each of the years in the three-year period ended December 31, 2003, have been restated to reflect adjustments identified during the Company’s audit committee’s investigation into allegations of improper revenue recognition and other financial improprieties in China and the Company’s following internal review of previously issued financial statements. The adjustments recognized relate primarily to revenue recognition, timing of operating expense recognition primarily related to certain previously unadjusted audit differences, goodwill impairment and related income tax effects.

The Company made adjustments that increased (decreased) revenues. These revenue adjustments principally relate to reseller arrangements, timing of receipt of evidence of an arrangement, fixed price services contracts, and hosting arrangements of approximately ($175,000), ($351,000) and ($736,000) in 2001, 2002 and 2003, respectively. A portion of these adjustments were offset by related decreases in expenses as described below.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

The Company made adjustments that increased (decreased) cost of services. These adjustments primarily relate to the service revenue adjustments described above and adjustments for certain previously unadjusted audit differences of approximately $38,000 and ($74,000) for 2002 and 2003, respectively.

The Company made adjustments that increased (decreased) sales and marketing expenses. These adjustments principally relate to certain previously unadjusted audit differences of approximately $23,000 and ($23,000) in 2001 and 2002, respectively.

The Company made adjustments that increased (decreased) general and administrative expenses. These adjustments principally relate to bad debt expense offsetting the above revenue recognition adjustment described above and certain previously unadjusted audit differences of approximately $103,000, ($342,000) and ($286,000) in 2001, 2002 and 2003, respectively.

The Company also identified errors with respect to the foreign currency translation effects of goodwill resulting from its 1996 and 1998 foreign acquisitions. As a result, the Company reduced its 2001 goodwill impairment charge and increased accumulated other comprehensive loss by $1,073,000 and reduced 2001 goodwill amortization by $309,000.

The net effect of these adjustments to income (loss) before income taxes was an increase (decrease) of approximately $1,081,000, ($23,000) and ($376,000) for 2001, 2002 and 2003, respectively. The net effect of these adjustments to earnings per share was an increase of $0.06 for the fiscal year ended 2001 and a decrease to earnings per share of $0.01 in 2003. There was no impact to earnings per share for the year ended December 31, 2002.

The Company adjusted cash balances that had been recorded at the corporate level for its German subsidiary’s unrecognized currency gains by $10,000 and $163,000 for 2002 and 2003, respectively.

The impact of the above adjustments to net cash provided by operating activities was an increase of approximately $24,000, $197,000 and $18,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The impact on the foreign currency translation adjustment component of the consolidated statement of cash flows was $0, ($211,000) and ($2,000) for 2001, 2002 and 2003, respectively.

The Company’s diluted weighted average number of common shares outstanding decreased by 157,443 and 169,923 for 2002 and 2003, respectively as a result of adjusting for the tax impact on assumed proceeds under the treasury stock method. There was no impact to 2001 due to the Company’s net loss position.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

The consolidated financial statements as of December 31, 2001, 2002 and 2003 and notes thereto included in this Form 10-K/A.2 have been restated to include the effects of the corrections as follows:

	2003
	2003	Adjustments	2003
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$25,914,680	$(840,594)	$25,074,086
Professional services and support	65,482,935	104,447	65,587,382

Total revenues	91,397,615	(736,147)	90,661,468

Cost of revenues:
Cost of product revenues	1,545,337	—	1,545,337
Cost of professional services and support revenues	29,300,373	(73,812)	29,226,561

Total cost of revenues	30,845,710	(73,812)	30,771,898

Gross profit	60,551,905	(662,335)	59,889,570

Operating expenses:
Sales and marketing	29,695,540	—	29,695,540
Product development	12,421,439	—	12,421,439
General and administrative	11,421,507	(286,282)	11,135,225

Total operating expenses	53,538,486	(286,282)	53,252,204

Operating income	7,013,419	(376,053)	6,637,366

Other income (expense):
Interest income, net	452,226	—	452,226
Other expense	(1,427,920)	—	(1,427,920)

Net other expense	(975,694)	—	(975,694)

Income before income taxes	6,037,725	(376,053)	5,661,672

Income tax expense	2,139,740	(169,150)	1,970,590

Net income	$3,897,985	$(206,903)	$3,691,082

Basic net income per share	$0.19	$(0.01)	$0.18

Diluted net income per share	$0.19	$(0.01)	$0.18

Basic weighted average number of common shares outstanding	20,136,124	—	20,136,124

Diluted weighted average number of common shares outstanding	20,589,252	(169,923)	20,419,329

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

	December 31, 2003	Adjustments	December 31, 2003
	As previously reported		Restated
Balance Sheet Data:
Assets
Current assets:
Cash and cash equivalents	$44,874,599	$162,500	$45,037,099
Accounts receivable, net	17,422,089	248,178	17,670,267
Unbilled revenue, net	1,089,540	61,834	1,151,374
Income taxes receivable	706,030	(174,653)	531,377
Prepaid expenses	1,331,413	—	1,331,413
Inventories	26,936	—	26,936
Deferred income taxes	1,278,492	—	1,278,492
Other current assets	1,415,412	—	1,415,412

Total current assets	68,144,511	297,859	68,442,370

Investment	501,983	—	501,983
Property and equipment, net	11,238,830	—	11,238,830
Deferred income taxes, net	4,049,011	234,762	4,283,773
Other assets, net	104,252	—	104,252

Total assets	$84,038,587	$532,621	$84,571,208

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,376,454	$—	$3,376,454
Other accrued liabilities	8,493,200	(82,002)	8,411,198
Unearned revenue	16,842,539	1,457,413	18,299,952

Total liabilities	28,712,193	1,375,411	30,087,604

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	214,539	—	214,539
Additional paid-in capital	89,674,896	—	89,674,896
Accumulated deficit	(24,863,981)	1,215,912	(23,648,069)
Accumulated other comprehensive loss	(1,035,986)	(2,058,702)	(3,094,688)
Treasury stock	(8,663,074)	—	(8,663,074)

Total stockholders’ equity	55,326,394	(842,790)	54,483,604

Total liabilities and stockholders’ equity	$84,038,587	$532,621	$84,571,208

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

	2002
	2002	Adjustments	2002
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$26,026,478	$(453,316)	$25,573,162
Professional services and support	63,975,770	102,711	64,078,481

Total revenues	90,002,248	(350,605)	89,651,643

Cost of revenues:
Cost of product revenues	1,246,353	—	1,246,353
Cost of professional services and support revenues	31,510,472	38,000	31,548,472

Total cost of revenues	32,756,825	38,000	32,794,825

Gross profit	57,245,423	(388,605)	56,856,818

Operating expenses:
Sales and marketing	33,381,381	(22,982)	33,358,399
Product development	10,682,960	—	10,682,960
General and administrative	10,886,174	(342,382)	10,543,792

Total operating expenses	54,950,515	(365,364)	54,585,151

Operating income	2,294,908	(23,241)	2,271,667

Other income:
Interest income, net	504,138	—	504,138
Other income	38,983	—	38,983

Net other income	543,121	—	543,121

Income before income taxes	2,838,029	(23,241)	2,814,788

Income tax expense	997,538	27,078	1,024,616

Net income	$1,840,491	$(50,319)	$1,790,172

Basic net income per share	$0.09	$0.00	$0.09

Diluted net income per share	$0.09	$0.00	$0.09

Basic weighted average number of common shares outstanding	20,138,137	—	20,138,137

Diluted weighted average number of common shares outstanding	20,557,985	(157,443)	20,400,542

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

	December 31, 2002	Adjustments	December 31, 2002
	As previously reported		Restated
Balance Sheet Data:
Assets
Current assets:
Cash and cash equivalents	$34,721,471	$9,891	$34,731,362
Accounts receivable, net	18,116,426	28,634	18,145,060
Unbilled revenue, net	2,003,107	44,357	2,047,464
Income taxes receivable	472,841	(115,157)	357,684
Prepaid expenses	1,033,465	—	1,033,465
Inventories	26,992	—	26,992
Deferred income taxes	929,438	—	929,438
Other current assets	1,536,663	—	1,536,663

Total current assets	58,840,403	(32,275)	58,808,128

Investment	2,000,000	—	2,000,000
Property and equipment, net	10,696,968	—	10,696,968
Deferred income taxes, net	5,287,633	95,809	5,383,442
Other assets, net	83,758	—	83,758

Total assets	$76,908,762	$63,534	$76,972,296

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,913,611	$—	$2,913,611
Other accrued liabilities	9,348,113	(89,286)	9,258,827
Unearned revenue	15,105,756	851,623	15,957,379

Total liabilities	27,367,480	762,337	28,129,817

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	210,902	—	210,902
Additional paid-in capital	87,196,093	—	87,196,093
Accumulated deficit	(28,761,966)	1,422,815	(27,339,151)
Accumulated other comprehensive loss	(1,877,654)	(2,121,618)	(3,999,272)
Treasury stock	(7,226,093)	—	(7,226,093)

Total stockholders’ equity	49,541,282	(698,803)	48,842,479

Total liabilities and stockholders’ equity	$76,908,762	$63,534	$76,972,296

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

	2001
	2001	Adjustments	2001
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$25,782,578	$(174,610)	$25,607,968
Professional services and support	63,742,715	—	63,742,715

Total revenues	89,525,293	(174,610)	89,350,683

Cost of revenues:
Cost of product revenues	1,383,492	—	1,383,492
Cost of professional services and support revenues	33,881,038	—	33,881,038

Total cost of revenues	35,264,530	—	35,264,530

Gross profit	54,260,763	(174,610)	54,086,153

Operating expenses:
Sales and marketing	36,228,614	22,982	36,251,596
Product development	12,383,942	—	12,383,942
General and administrative	9,816,331	103,202	9,919,533
Goodwill amortization	2,266,247	(308,728)	1,957,519
Impairment of goodwill and other long-lived assets	9,955,330	(1,073,141)	8,882,189

Total operating expenses	70,650,464	(1,255,685)	69,394,779

Operating loss	(16,389,701)	1,081,075	(15,308,626)

Other income:
Interest income, net	653,304	—	653,304
Other income	139,125	—	139,125

Net other income	792,429	—	792,429

Loss before income taxes	(15,597,272)	1,081,075	(14,516,197)

Income tax benefit	(1,078,023)	(80,537)	(1,158,560)

Net loss	$(14,519,249)	$1,161,612	$(13,357,637)

Basic net loss per share	$(0.71)	$0.06	$(0.65)

Diluted net loss per share	$(0.71)	$0.06	$(0.65)

Basic weighted average number of common shares outstanding	20,403,166	—	20,403,166

Diluted weighted average number of common shares outstanding	20,403,166	—	20,403,166

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

As of January 1, 2001, accumulated deficit was reduced by approximately $312,000 and accumulated other comprehensive loss was increased by approximately $1.7 million to reflect the cumulative effect of the goodwill change and the revenue recognition changes as of December 31, 2000.

(3)	Investment Security

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

(4)	Fair Value of Financial Instruments

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

(6)	Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	(restated)
	2002	2003
Accrued salaries, bonuses and commission	$2,439,057	$2,707,842
Value added tax	1,779,228	1,374,070
Other accrued liabilities	5,040,542	4,329,286

	$9,258,827	$8,411,198

(7)	Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	(restated)
	Current	Deferred	Total
2001:
Federal	$—	$(1,811,176)	$(1,811,176)
State	—	(210,755)	(210,755)
Foreign	485,521	377,850	863,371

	$485,521	$(1,644,081)	$(1,158,560)

2002:
Federal	$(1,432,027)	$1,011,175	$(420,852)
State	—	(50,420)	(50,420)
Foreign	1,097,889	397,999	1,495,888

	$(334,138)	$1,358,754	$1,024,616

2003:
Federal	$63,774	$1,438,981	$1,502,755
State	124,953	425,843	550,796
Foreign	793,865	(876,826)	(82,961)

	$982,592	$987,998	$1,970,590

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

Income tax expense (benefit) differed from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

	(restated)
	2001	2002	2003
Computed “expected” tax expense (benefit)	$(5,080,669)	$985,176	$1,981,585
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefits	(137,413)	(29,013)	367,052
Goodwill impairment	3,671,682	—	—
Research and development credit	(335,000)	99,906	(177,245)
Valuation allowance	458,908	(184,327)	(1,611,133)
Tax effect of foreign transactions (1)	—	—	972,620
Other, net	263,932	152,874	437,711

Actual tax expense (benefit)	$(1,158,560)	$1,024,616	$1,970,590

(1)	The impact on the rate increase due to foreign transactions is directly offset by the decrease in the valuation allowance due to reduction of net operating losses that were previously fully valued.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	(restated)
	2002	2003
Deferred tax assets:
Net operating loss and tax credit carryforwards	$7,855,215	$6,075,895
Accrued expenses and allowances, differences in book and tax depreciation of property and equipment	1,139,892	1,481,224

Total gross deferred tax assets	8,995,107	7,557,119
Less valuation allowance	(2,682,227)	(1,071,093)
Deferred tax liabilities:
Differences in book and tax depreciation of property and equipment	—	(923,761)

Net deferred tax assets	$6,312,880	$5,562,265

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

The valuation allowance for deferred tax assets as of December 31, 2002 and 2003 was $2,682,227 and $1,071,093, respectively, and relates to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. The net change in the valuation allowance for deferred income tax assets for the year ended December 31, 2002 and 2003 was a decrease of $184,327 and a decrease of $1,611,134, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, such as projected future taxable income and tax planning strategies in making this assessment. In order to realize the majority of the deferred tax assets, the Company will need to generate future federal taxable income of approximately $8,080,000 prior to the expiration of the net operating loss and tax credit carryforwards commencing in 2020. Federal taxable income in the United States for the years ended December 31, 2002 and 2003 was $151,000 and $1,497,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2003 the Company has net operating loss, research and development credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $1,408,000, $1,690,000, and $578,000, respectively, which expire in varying amounts beginning in the year 2020. The Company also has incurred foreign losses in the amount of approximately $5,912,000 that are available to offset future taxable income in foreign jurisdictions. Approximately $626,000 of the foreign net operating loss carryforward will expire in varying amounts beginning in the year 2005 while the remainder can be carried forward indefinitely. At December 31, 2003, unremitted earnings of subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

(8)	Employee Savings and Retirement Plan

Effective September 1, 1992, the Company established a Retirement Plan under Section 401(k) of the Internal Revenue Code. The Plan is funded in part from employee voluntary contributions with the Company’s contribution equal to one-half of the employee’s contribution up to 3% of their compensation. The Plan provided for voluntary employee contributions of up to 15% of their total

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

compensation until April 1, 2001 at which time employees could contribute up to 20% of their total compensation.

The Company’s contributions to the Plan totaled approximately $698,000, $652,000 and $365,000 in 2001, 2002 and 2003, respectively.

(9)	Stock Compensation Plans

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

The Company has accounted for the warrant using the guidance of Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. As a result, on the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to other assets. The Company records amortization of the asset as a reduction of revenue over the three years the warrant is exercisable.

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

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

(10)	Leases

The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 2003, the approximate future minimum lease payments under noncancelable operating leases that expire at various dates through 2008 are as follows:

2004	$1,414,340
2005	756,174
2006	495,243
2007	419,679
2008	41,608
Thereafter	—

$3,127,044

Rent expense for the years ended December 31, 2001, 2002 and 2003, was approximately $1,369,000, $1,374,000, and $1,504,000, respectively.

(11)	Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

	(restated)
	United States and Canada	Europe	Latin America	Asia	Total
2001:
Total revenues	$58,216,838	$18,422,614	$7,511,848	$5,199,383	$89,350,683
Operating income (loss)	(15,243,769)	460,426	(372,481)	(152,802)	(15,308,626)
Total assets	51,096,852	11,880,218	4,256,379	4,290,708	71,524,157

2002:
Total revenues	$57,164,282	$20,371,388	$6,306,736	$5,809,237	$89,651,643
Operating income (loss)	1,247,591	1,078,479	72,867	(127,270)	2,271,667
Total assets	50,577,049	15,024,210	5,506,135	5,864,902	76,972,296

2003:
Total revenues	$57,138,797	$21,809,145	$6,035,643	$5,677,883	$90,661,468
Operating income	5,966,912	436,183	120,713	113,558	6,637,366
Total assets	59,887,650	15,220,611	3,789,532	5,673,415	84,571,208

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

In 2003, the Company changed the methodology used to determine the intercompany pricing between the US Operations and the foreign affiliates from a comparable uncontrolled transaction method (“CUT Method”) to a comparable profits method (“CPM Method”). The CUT Method evaluates whether the amount charged for a controlled transfer of intangible property is consistent with an arm’s length transaction by reference to the amount charged in a comparable uncontrolled transaction. The CPM Method evaluates the arm’s length character of a controlled transaction based upon objective measures of profitability derived from uncontrolled taxpayers that engage in similar business activities under similar circumstances.

In 2003, the Company applied additional control procedures to the foreign affiliate operations. More specifically, the Company provided significant direction to the foreign affiliates regarding markets and customers to target, we assisted the foreign affiliates in managing capital and other resources, and centralized in the U.S. certain management and administrative functions formerly performed by the foreign affiliates. As a result of these operational changes, the foreign subsidiaries made fewer operating decisions and undertook fewer risks than they did before the Company instituted these changes. As a result, a new transfer pricing method was applied.

In accordance with section 482 of the U.S. Internal Revenue Code and the regulations thereunder, we engaged a third party to determine a new arm’s length pricing method to apply to the foreign affiliates. The objective measures of profitability used in the CPM Method is commonly used by companies in the software/hardware distribution business all over the world. The result was a change from an intercompany charge for the licensing of the software to a set profitability margin based on comparable company profits.

The impact of these changes on operating income in 2003 was a decrease in North American operating income of $1,144,815, and an increase in operating income of $196,986, $566,759 and $381,070 in Europe, Latin America and Asia, respectively.

(12)	Reconciliation of Basic and Diluted Income (Loss) per Share

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

	(restated)
	Income (loss)	Shares	Per Share Amount
2001:
Basic loss per share	$(13,357,637)	20,403,166	$(0.65)

Effect of dilutive securities:
stock options	—	—

Diluted loss per share	$(13,357,637)	20,403,166	$(0.65)

2002:
Basic income per share	$1,790,172	20,138,137	$0.09

Effect of dilutive securities:
stock options	—	262,405

Diluted income per share	$1,790,172	20,400,542	$0.09

2003:
Basic income per share	$3,691,082	20,136,124	$0.18

Effect of dilutive securities:
stock options	—	283,205

Diluted income per share	$3,691,082	20,419,329	$0.18

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

Antidilutive shares totaling 3,010,375 and 2,648,041 were excluded from the diluted net income per share calculations for the years ended December 31, 2002 and 2003, respectively.

(13)	Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse affect on the Company.

(14)	Goodwill - restated

During 2001, the Company identified indicators of possible impairment which included, but were not limited to, significant negative industry and economic trends, significant under-performance of certain of the Company’s international operations relative to historical or projected future operating results, the Company’s net book value as compared to market capitalization and a decline in the Company’s stock price for a sustained period.

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

As a result of this analysis, the Company recorded an impairment charge of $8,882,189 in 2001 to reduce goodwill and other long-lived assets to fair value. The impairment charge was associated with the Company’s European acquisitions of SQL Group B.V. ($1,729,523) and Datastream Systems GmbH & Co KG ($2,124,849), the Company’s Pacific Rim acquisitions of Datastream Systems Pte Ltd. ($3,075,288) and Datastream Systems Pty Ltd. ($493,744) and the Company’s Latin American acquisition of Computec S.A. and Datastream Systems de Mexico S.A. de C.V. ($1,458,785).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Datastream Systems, Inc.:

Under date of February 18, 2004, except as to Note 2, which is as of March 18, 2005, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying financial statement schedule. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001, 2002 and 2003.

/s/ KPMG LLP

Greenville, South Carolina

February 18, 2004, except as to Note 2, which is as of March 18, 2005

Datastream Systems, Inc.	Schedule II

Allowance for Doubtful Accounts Receivable and Unbilled Revenue

(as restated)

(a)	Description

	Balance at Beginning of Year	Provision for Doubtful Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts - accounts receivable:
Year ended December 31, 2001	$3,183,453	$967,720	$(2,309,418)	$1,841,755

Year ended December 31, 2002	$1,841,755	$1,146,127	$(1,619,532)	$1,368,350

Year ended December 31, 2003	$1,368,350	$627,771	$(1,248,878)	$747,243

Allowance for doubtful accounts - unbilled revenue:
Year ended December 31, 2001	$156,000	$164,000	$—	$320,000

Year ended December 31, 2002	$320,000	$(220,000)	$—	$100,000

Year ended December 31, 2003	$100,000	$(100,000)	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastream Systems, Inc.

Date: March 23, 2005	By:	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.1(a)**	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.

3.1(b)º	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.

3.2*	Bylaws.

3.2(a)***	Amendment to Bylaws, dated March 22, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2*	Specimen Stock Certificate.

4.3****	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.

10.1+	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(1)

10.1(a)**	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(1)

10.1(b)++	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(1)

10.1(c)++	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(1)

10.2+++	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(1)

10.3++++	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(1)

10.4(a)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version).

10.4(b)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version).

10.4(c)+++++	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version).

10.4(d) ºº	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.

10.5 ºº	Datastream Systems, Inc. German Stock Option Plan.

10.6 ºº	Datastream Systems, Inc. Australian Stock Option Plan.

10.7 ºº	Datastream Systems, Inc. Argentinean Stock Option Plan.

10.8 ºº	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.

10.9	Separation and Release Agreement, dated as of April 16, 2003, by and between the Company and Brad Stevens(1) (previously filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the SEC on March 16, 2004).

21	Subsidiaries of the Company (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 10, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

**	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

***	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

****	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).

+	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

++	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

+++	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

++++	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).

+++++	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

º	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).

ºº	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 15(c) of this report.