Form 10-Q/A
period 2004-03-31
DATASTREAM SYSTEMS INC
filed 2005-03-23
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 7, 2004: 20,045,136 shares, $0.01 par value.

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A

Datastream Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Quarterly Report”), to reflect the restatement of the Company’s financial statements for the quarter ended March 31, 2004. The Company is also filing a Form 10-K/A for the year ended December 31, 2003 and a Form 10-Q/A for the quarter ended June 30, 2004 containing restated financial information reflecting adjustments to its previously filed financial statements.

As more fully described in Note 2 (Restatement) to the consolidated financial statements, the adjustments principally relate to improper revenue recognition from distributor sales due to the uncertainty of collectibility, improper revenue recognition from certain customers due to the timing of receipt of evidence of an arrangement, improper expense recognition as to the timing of certain expenses and adjustments to the goodwill impairment charge recognized in the year ended December 31, 2001 related to foreign currency adjustments.

The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

•	Part I, Item 1. Financial Information

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 6. Exhibits and Reports on Form 8-K.

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on May 10, 2004 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

Datastream Systems, Inc.

FORM 10-Q/A

Quarter ended March 31, 2004

(Restated)

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: we did not file our Form 10-Q for the quarter ended September 30, 2004, Form 10-K for the year ended December 31, 2004, our amended Form 10-K for the year ended December 31, 2003 or our amended Forms 10-Q for the quarters ended March 31 and June 30, 2004 by the deadlines required by the Nasdaq Hearings Panel and the Nasdaq Hearings Panel has not granted us the requested extensions; even if an extension is granted for filing our Form 10-K for the year ended December 31, 2004, we may not be able to file such document before the deadline; we may not be able to comply with the other conditions for continued listing issued by the Nasdaq Hearings Panel; if the Nasdaq Hearings Panel does not grant our requested filing extensions or if we cannot comply with the conditions for continued listing, our common stock may no longer be approved for trading on the Nasdaq Stock Market, which could adversely affect the liquidity of the trading market for our common stock, and, therefore, could adversely affect the trading price of our common stock; with respect to our review of its internal controls, we cannot be certain that we will be able to assess our internal controls were working effectively at December 31, 2004; the results of our continuing review of our financial statements and completion of our fiscal year 2004 audit; a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; our ability to maintain effective internal controls over financial reporting; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the stockholders’ best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2003, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.	Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(unaudited)

	March 31, 2004	December 31, 2003
	(restated)	(restated)
Current assets:
Cash and cash equivalents	$46,113,135	$45,037,099
Accounts receivable, net of allowance for doubtful accounts of $741,274 and $747,243 in 2004 and 2003, respectively	16,374,274	17,670,267
Unbilled revenue	1,495,928	1,151,374
Prepaid expenses	1,407,318	1,331,413
Income tax receivable	—	531,377
Deferred income taxes, net	1,278,492	1,278,492
Other assets	1,247,410	1,442,348

Total current assets	67,916,557	68,442,370
Investment	501,983	501,983
Property and equipment, net	11,181,553	11,238,830
Deferred income taxes, net	4,283,773	4,283,773
Other long term assets	81,472	104,252

Total assets	$83,965,338	$84,571,208

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

Liabilities and Stockholders’ Equity

(unaudited)

	March 31, 2004	December 31, 2003
	(restated)	(restated)
Current liabilities:
Accounts payable	$2,413,052	$3,376,454
Income taxes payable	113,897	—
Other accrued liabilities	7,080,839	8,411,198
Unearned revenue	19,947,009	18,299,952

Total liabilities	29,554,797	30,087,604
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,537,169 shares issued and 20,065,469 outstanding at March 31, 2004 and 21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	215,371	214,539
Additional paid-in capital	90,211,142	89,674,896
Accumulated deficit	(22,341,598)	(23,648,069)
Other accumulated comprehensive loss	(3,234,166)	(3,094,688)
Treasury stock, at cost; 1,471,700 shares at March 31, 2004, 1,246,700 shares at December 31, 2003	(10,440,208)	(8,663,074)

Total stockholders’ equity	54,410,541	54,483,604

Total liabilities and stockholders’ equity	$83,965,338	$84,571,208

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
	(restated)	(restated)
Revenues:
Software product	$6,540,397	$6,421,496
Services and support	16,787,222	16,345,238

Total revenues	23,327,619	22,766,734
Cost of revenues:
Cost of product revenues	487,768	220,730
Cost of services and support revenues	6,892,805	7,520,285

Total cost of revenues	7,380,573	7,741,015

Gross profit	15,947,046	15,025,719
Operating expenses:
Sales and marketing	7,329,302	7,251,272
Product development	3,392,373	2,870,320
General and administrative	3,362,544	3,573,117

Total operating expenses	14,084,219	13,694,709

Operating income	1,862,827	1,331,010
Other income:
Interest income, net	121,296	119,471
Other income, net	19,593	39,912

Total other income	140,889	159,383
Income before income taxes	2,003,716	1,490,393
Income tax expense	697,245	521,697

Net income	$1,306,471	$968,696

Basic net income per share	$0.06	$0.05

Diluted net income per share	$0.06	$0.05

Basic weighted average number of common shares outstanding	20,203,696	20,017,239

Diluted weighted average number of common shares outstanding	20,482,009	20,237,616

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(unaudited)

Three months ended March 31, 2004

(restated)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003, as previously reported	$214,539	$89,674,896	$(24,863,981)	$(1,035,986)	$(8,663,074)	$55,326,394
Adjustments (see Note 2)	—	—	1,215,912	(2,058,702)	—	(842,790)

Balance at December 31, 2003, as restated	214,539	89,674,896	(23,648,069)	(3,094,688)	(8,663,074)	54,483,604
Comprehensive income
Net income	—	—	1,306,471	—	—	1,306,471
Foreign currency translation adjustment	—	—	—	(139,478)		(139,478)

Total comprehensive income						1,166,993
Exercise of stock options	739	473,836	—	—	—	474,575
Stock issued for Employee Stock Purchase Plan	93	62,410	—	—	—	62,503
Acquisition of 225,000 shares	—	—	—	—	(1,777,134)	(1,777,134)

Balance at March 31, 2004	$215,371	$90,211,142	$(22,341,598)	$(3,234,166)	$(10,440,208)	$54,410,541

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
	(restated)	(restated)
Cash flows from operating activities:
Net income	$1,306,471	$968,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	740,345	812,156
Amortization	9,482	9,480
Provision for doubtful accounts	531,328	409,582
Changes in operating assets and liabilities:
Accounts receivable	764,665	509,883
Unbilled revenue	(344,554)	(402,151)
Prepaid expenses	(75,905)	(200,600)
Income taxes receivable/payable	645,274	803,566
Other assets	208,236	269,281
Accounts payable	(963,402)	(252,423)
Other accrued liabilities	(1,330,359)	(1,322,842)
Unearned revenue	1,647,057	2,298,568

Net cash provided by operating activities	3,138,638	3,903,196

Cash flows from investing activities:
Additions to property and equipment	(683,068)	(701,962)

Net cash used in investing activities	(683,068)	(701,962)

Cash flows from financing activities:
Proceeds from exercise of stock options	474,575	46,659
Proceeds from issuances of shares under employee stock purchase plan	62,503	79,495
Cash paid to acquire treasury stock	(1,777,134)	(694,701)

Net cash used in financing activities	(1,240,056)	(568,547)

Foreign currency translation adjustment	(139,478)	(60,430)

Net increase in cash and cash equivalents	1,076,036	2,572,257
Cash and cash equivalents at beginning of period	45,037,099	34,731,362

Cash and cash equivalents at end of period	$46,113,135	$37,303,619

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, Amendment No. 1 on Form 10-K/A, and Amendment No. 2 on Form 10-K/A for the year ended December 31, 2003 filed with the SEC on March 10, 2004, March 16, 2004, and March 23, 2005, respectively. Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation.

Results for interim periods are not necessarily indicative of results expected for the full year.

2. Restatement

The Company’s previously issued consolidated financial statements as of December 31, 2002 and 2003 and each of the years in the three-year period ended December 31, 2003, have been restated to reflect adjustments identified as a result of the Company’s Audit Committee investigation into allegations of improper revenue recognition and other financial improprieties in China and the Company’s subsequent internal review of previously issued financial statements. The adjustments recognized relate primarily to revenue recognition, timing of operating expense recognition primarily related to certain previously unadjusted audit differences, goodwill impairment and related income tax effects. The Company also restated previously issued consolidated financial statements for the quarter ended June 30, 2004. The restatement impacts the three months ended March 31, 2003 and 2004, respectively, as described hereunder.

The Company made adjustments that increased (decreased) revenues. These revenue adjustments principally relate to reseller arrangements, fixed price services contracts, and hosting arrangements of approximately ($17,000) and $241,000 for the three months ended March 31, 2003 and 2004, respectively. A portion of these adjustments was offset by related increases or decreases in expenses as described below.

The Company made adjustments that increased (decreased) cost of services. These adjustments primarily relate to the service revenue adjustments described above and adjustments for certain previously unadjusted audit differences of approximately ($38,000) and $36,000 for the three months ended March 31, 2003 and 2004, respectively.

The Company made adjustments that increased (decreased) general and administrative expenses. These adjustments principally relate to bad debt expense offsetting the revenue recognition adjustments described above and certain previously unadjusted audit differences of approximately $4,000 and $216,000 for the three months ended March 31, 2003 and 2004, respectively.

The net effect of these adjustments to income (loss) before income taxes was an increase (decrease) of approximately $17,000 and ($11,000) for the three months ended March 31, 2003 and 2004, respectively. These adjustments had no impact to earnings per share in either period.

Previously recorded cash balances recorded at the corporate level for our German subsidiary were understated for unrecorded currency gains on the cash account. As a result, cash increased approximately $25,000 and $150,000 as of March 31, 2003 and 2004, respectively, with the corresponding offset recorded as a component of accumulated other comprehensive loss.

The impact of the above adjustments to net cash provided by operating activities was approximately ($250,000) and $18,000 for the three-month period ended March 31, 2003 and 2004, respectively. The impact on the foreign currency translation adjustment component of the consolidated statement of cash flows was approximately ($2,000) and $237,000 for the three-month period ended March 31, 2003 and 2004, respectively.

The Company’s weighted average number of common shares outstanding decreased by 131,746 and 168,656 for the three months ended March 31, 2003 and 2004, respectively as a result of adjusting for the tax impact on assumed proceeds under the treasury stock method.

The financial results as of March 31, 2003 and 2004 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

	For the three months ended
	March 31, 2004	Adjustments	March 31, 2004
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$6,456,775	$83,622	$6,540,397
Professional services and support	16,630,065	157,157	16,787,222

Total revenues	23,086,840	240,779	23,327,619

Cost of revenues:
Cost of product revenues	487,768	—	487,768
Cost of professional services and support revenues	6,856,993	35,812	6,892,805

Total cost of revenues	7,344,761	35,812	7,380,573

Gross profit	15,742,079	204,967	15,947,046

Operating expenses:
Sales and marketing	7,329,302	—	7,329,302
Product development	3,392,373	—	3,392,373
General and administrative	3,146,682	215,862	3,362,544

Total operating expenses	13,868,357	215,862	14,084,219

Operating income	1,873,722	(10,895)	1,862,827

Other income :
Interest income, net	121,296	—	121,296
Other income	19,593	—	19,593

Net other income	140,889	—	140,889

Income before income taxes	2,014,611	(10,895)	2,003,716
Income tax expense	701,348	(4,103)	697,245

Net income	$1,313,263	$(6,792)	$1,306,471

Basic net income per share	$0.07	$0.00	$0.06

Diluted net income per share	$0.06	$0.00	$0.06

Basic weighted average number of common shares outstanding	20,203,696	—	20,203,696

Diluted weighted average number of common shares outstanding	20,650,665	(168,656)	20,482,009

	March 31, 2004	Adjustments	March 31, 2004
	As previously reported		Restated
Balance Sheet Data:
Assets
Current assets:
Cash and cash equivalents	$45,963,594	$149,541	$46,113,135
Accounts receivable, net	16,374,274	—	16,374,274
Unbilled revenue, net	1,365,750	130,178	1,495,928
Income taxes receivable	28,155	(28,155)	—
Prepaid expenses	1,407,318	—	1,407,318
Deferred income taxes	1,007,461	271,031	1,278,492
Other current assets	1,247,410	—	1,247,410

Total current assets	67,393,962	522,595	67,916,557

Investment	501,983	—	501,983
Property and equipment, net	11,181,553	—	11,181,553
Deferred income taxes, net	4,098,198	185,575	4,283,773
Other assets, net	81,472	—	81,472

Total assets	$83,257,168	$708,170	$83,965,338

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,413,052	$—	$2,413,052
Other accrued liabilities	7,136,891	(56,052)	7,080,839
Unearned revenue	18,684,485	1,262,524	19,947,009
Income taxes payable	—	113,897	113,897

Total liabilities	28,234,428	1,320,369	29,554,797

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	215,371	—	215,371
Additional paid-in capital	90,211,142	—	90,211,142
Accumulated deficit	(23,550,718)	1,209,120	(22,341,598)
Accumulated other comprehensive loss	(1,412,847)	(1,821,319)	(3,234,166)
Treasury stock	(10,440,208)	—	(10,440,208)

Total stockholders’ equity	55,022,740	(612,199)	54,410,541

Total liabilities and stockholders’ equity	$83,257,168	$708,170	$83,965,338

	For the three months ended
	March 31, 2003	Adjustments	March 31, 2003
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$6,521,646	$(100,150)	$6,421,496
Professional services and support	16,262,586	82,652	16,345,238

Total revenues	22,784,232	(17,498)	22,766,734

Cost of revenues:
Cost of product revenues	220,730	—	220,730
Cost of professional services and support revenues	7,558,285	(38,000)	7,520,285

Total cost of revenues	7,779,015	(38,000)	7,741,015

Gross profit	15,005,217	20,502	15,025,719
Operating expenses:
Sales and marketing	7,251,272	—	7,251,272
Product development	2,870,320	—	2,870,320
General and administrative	3,569,425	3,692	3,573,117

Total operating expenses	13,691,017	3,692	13,694,709

Operating income	1,314,200	16,810	1,331,010
Other income:
Interest income, net	119,471	—	119,471
Other income	39,912	—	39,912

Net other income	159,383	—	159,383

Income before income taxes	1,473,583	16,810	1,490,393
Income tax expense	515,845	5,852	521,697

Net income	$957,738	$10,958	$968,696

Basic net income per share	$0.05	$0.00	$0.05

Diluted net income per share	$0.05	$0.00	$0.05

Basic weighted average number of common shares outstanding	20,017,239	—	20,017,239

Diluted weighted average number of common shares outstanding	20,369,362	(131,746)	20,237,616

3. Segment and Geographic Information

We have one business segment for reporting purposes, Asset Performance Management, which we manage over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning our operations in different geographical regions is as follows:

	(restated)
	United States and Canada	Europe	Latin America	Asia	Total
March 31, 2004:
Total revenues	$13,570,395	$6,429,114	$1,538,632	$1,789,478	$23,327,619
Operating income	1,667,682	128,582	30,773	35,790	1,862,827
Total assets	58,149,229	17,074,266	3,585,593	5,156,250	83,965,338

March 31, 2003:
Total revenues	$14,620,791	$5,525,195	$1,317,721	$1,303,027	$22,766,734
Operating income	1,168,091	110,504	26,354	26,061	1,331,010
Total assets	53,481,884	13,625,249	5,142,788	6,231,279	78,481,200

In 2003, we changed the methodology used to determine the intercompany pricing between our US Operations and our foreign affiliates from a comparable uncontrolled transaction method (“CUT Method”) to a comparable profits method (“CPM Method”). The CUT Method evaluates whether the amount charged for a controlled transfer of intangible property is consistent with an arm’s length transaction by reference to the amount charged in a comparable uncontrolled transaction. The CPM Method evaluates the arm’s length character of a controlled transaction based upon objective measures of profitability derived from uncontrolled taxpayers that engage in similar business activities under similar circumstances.

In 2003, we applied additional control procedures to the foreign affiliate operations. More specifically, we provided significant direction to the foreign affiliates regarding markets and customers to target, we assisted the foreign affiliates in managing capital and other resources, and centralized in the U.S. certain management and administrative functions formerly performed by the foreign affiliates. As a result of these operational changes, our foreign subsidiaries made fewer operating decisions and undertook fewer risks than they did before we instituted these changes. As a result, a new transfer pricing method was applied.

In accordance with section 482 of the U.S. Internal Revenue Code and the regulations thereunder, we engaged a third party to determine a new arm’s length pricing method to apply to our foreign affiliates. The objective measures of profitability used in the CPM method is commonly used by companies in the software/hardware distribution business all over the world. The result was a change from an intercompany charge for the licensing of the software to a set profitability margin based on comparable company profits.

4. Reconciliation of Basic and Diluted Net Income Per Share

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

	(restated)
	Income	Shares	Per Share Amount
For the three months ended:
March 31, 2004:
Basic net income per share	$1,306,471	20,203,696	$.06

Effect of dilutive securities:
Stock options	—	278,313

Diluted net income per share	$1,306,471	20,482,009	$.06

March 31, 2003:
Basic net income per share	$968,696	20,017,239	$.05

Effect of dilutive securities:
Stock options	—	220,377

Diluted net income per share	$968,696	20,237,616	$.05

Antidilutive shares totaling 2,414,925 and 3,170,200 were excluded from the diluted net income per share calculations for the three months ended March 31, 2004 and 2003, respectively.

5. Stock Option Plans

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

	(restated)
	Three months ended
	March 31, 2004	March 31, 2003
Net income as reported	$1,306,471	$968,696
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(769,406)	(607,230)

Pro forma net income	$537,065	$361,466

Basic net income per share:
As reported	$.06	$.05

Pro forma	$.03	$.02

Diluted net income per share:
As reported	$.06	$.05

Pro forma	$.03	$.02

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

Restatement

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Quarterly Report”), to reflect the restatement of our financial statements for the quarter ended March 31, 2004. We are also filing a Form 10-K/A for the year ended December 31, 2003 and a Form 10-Q/A for the quarter ended June 30, 2004 containing restated financial information reflecting adjustments to its previously filed financial statements.

As described in Note 2 (Restatement) to the consolidated financial statements, the adjustments principally relate to improper revenue recognition from distributor sales due to the uncertainty of collectibility, improper revenue recognition from certain customers due to the timing of receipt of evidence of an arrangement, improper expense recognition as to the timing of certain expenses and adjustments to the goodwill impairment charge recognized in the year ended December 31, 2001 related to foreign currency adjustments.

This Amendment No. 1 does not modify or update disclosures presented in the original form 10-Q, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on May 10, 2004 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

The restatement is the result of the Company’s Audit Committee independent investigation into allegations of improper reseller revenue, revenue recognition and other financial improprieties in China. Initially, we determined that certain control deficiencies existed at our Chinese subsidiary. These deficiencies included a lack of oversight and local knowledge of revenue recognition with respect to revenue from resellers in accordance with U.S. generally accepted accounting principles, inadequate retention of documentation of the financial stability of the Company’s resellers and an inadequate control structure and management oversight for its Chinese subsidiary.

Due to the control deficiencies we noted in China, we also reviewed revenue recognition policies and procedures for certain other international regions including other countries in Asia-Pacific and Latin America. We concluded that revenues generated from certain resellers in our Asia-Pacific and Latin American operations should have been recognized upon cash receipt rather than on an accrual basis as a result of the uncertainty of collectibility in 2001 to 2004. We also concluded that our Latin American operations had improperly recognized revenue prematurely in light of the late timing of the receipt of evidence of an arrangement as required by Company policy and U.S. generally accepted accounting principles.

During our expanded review we noted that certain expenses in Europe were recorded in periods prior or subsequent to the period in which the liability was incurred. In addition, previously recorded cash balances recorded at the corporate level for our German subsidiary were understated for unrecorded currency gains on the cash account. Other miscellaneous adjustments noted in the United States were made during the course of our review. These adjustments were primarily related to certain prior year audit differences that we have now decided to record.

The net effect of these adjustments to income before income taxes was an increase of $17,000 for the quarter ended March 31, 2003 and a decrease of approximately $11,000 for quarter ended March 31, 2004. These adjustments had no impact to earnings per share in either period.

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

Results of Operations

Total Revenues. Total revenues increased 2% to $23,327,619 in the first quarter of 2004 from $22,766,734 in the first quarter of 2003. The increase is due to an increase in support renewal contracts, an increase in application hosting revenue due to an increased number of hosted customers and an increase in product sales through resellers in Asia and Latin America. International revenues, which include Canada, were approximately $10,421,000 (45% of total revenues) in the first quarter of 2004 and approximately $8,709,000 (38% of total revenues) in the first quarter of 2003. The increase in international revenues as a percentage of total revenues is due to favorable foreign currency translation adjustments, as well as an increase in Datastream 7i revenue in Europe. United States revenues decreased as a result of a decline in service revenues due to increased competition from third party service providers. See Note 3 to the consolidated financial statements.

Software product revenues increased 2% to $6,540,397 (28% of total revenues) in the first quarter of 2004 from $6,421,496 (28% of total revenues) in the first quarter of 2003 as a result of increasing sales cycles related to Datastream 7i deals.

Professional services and support revenues increased 3% to $16,787,222 (72% of total revenues) in the first quarter of 2004 from $16,345,238 (72% of total revenues) in the first quarter of 2003. Support revenue increased due to an increase in average customer support renewal revenue, customer support renewal rates in excess of the quarter ended March 31, 2003, and an increase in the number of hosted customers. The increase in support revenue was partially offset by a decrease in service revenue, due to increased competition from third party service providers.

Cost of Revenues. Cost of revenues decreased 6% to $7,380,573 (32% of total revenues) in the first quarter of 2004, as compared to $7,741,015 (34% of total revenues) in the first quarter of 2003. The decrease in cost of revenues is primarily due to decreased reimbursed service costs and overall reductions in internal and third party service expenditures.

Sales and Marketing Expenses. Sales and marketing expenses increased 1% to $7,329,302 (31% of total revenues) in the first quarter of 2004 from $7,251,272 (32% of total revenues) in the first quarter of 2003. The slight increase in sales and marketing expenses is due to increased expenditures related to conferences and tradeshows and employee-related costs.

Product Development Expenses. Total product development expenditures increased 18% to $3,392,373 (15% of total revenues) in the first quarter of 2004 from $2,870,320 (13% of total revenues) in the first quarter of 2003. The increase in total product development expense is a result of increased investment in asset performance management functionality, mobile solutions, and web services.

General and Administrative Expenses. General and administrative expenses decreased 6% to $3,362,544 (14% of total revenues) in the first quarter of 2004 from $3,573,117 (16% of total revenues) in the first quarter of 2003 due primarily to decreased professional fees and salary and related expenses, as well as a decrease in bad debt expense as a result of improved days sales outstanding. General and administrative expenses may increase as we incur costs related to the implementation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Rate. Our effective tax rate was 35% for each of the quarters ended March 31, 2004 and March 31, 2003.

Net income. Net income increased to $1.3 million (6% of total revenues) in the first quarter of 2004 from net income of $1.0 million (4% of total revenues) in the first quarter of 2003. The improvement is attributed to increased support revenues and decreased cost of services and general and administrative expenditures.

Financial Condition

Consolidated total assets were $84.0 million at March 31, 2004, a decrease of approximately $0.6 million or 1% from $84.6 million at December 31, 2003. The decrease was primarily due to an approximate $1.3 million reduction in accounts receivable and unbilled revenue as a result of improved collections on customer accounts and a $0.5 million reduction in income tax receivable and deferred income taxes due to current tax provisions partially offset by a $1.1 million increase in cash and cash equivalents.

Consolidated total liabilities were $29.6 million at March 31, 2004, a decrease of approximately $0.5 million or 2% from $30.1 million at December 31, 2003. The decrease was primarily due to a $2.3 million decrease in accounts payable and accrued liabilities due to the timing of payments offset by an increase of $1.6 million in unearned revenue as a result of an increase in average customer support renewal revenue, an increase in the rate of customer renewals, and an increase in the number of hosted customers.

Cash and cash equivalents increased 24% to $46.1 million at March 31, 2004 compared to $37.3 million at March 31, 2003. Cash and cash equivalents increased 2% at March 31, 2004 compared to $45.0 million at December 31, 2003. Cash improved due to improved profitability, higher deferred revenue, and improved collections on accounts receivable.

Liquidity and Capital Resources

We have funded our operating activities primarily with cash generated from operations. We ended the first quarter of 2004 with $46.1 million in cash and cash equivalents, which are defined as highly liquid securities with maturities of 90 days or less.

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

Cash provided by operations decreased 21% to $3.1 million for the three months ended March 31, 2004 from $3.9 million at March 31, 2003. The decrease was primarily a result of payments on accounts payable.

Net cash used in investing activities decreased 3% to $0.6 million for the three months ended March 31, 2004 compared to approximately $0.7 million for the three months ended March 31, 2003. The decrease was primarily due to building renovations at our corporate headquarters that occurred during the first quarter of 2003.

Net cash used in financing activities increased 100% to $1.2 million for the three months ended March 31, 2004 compared to approximately $0.6 million for the three months ended March 31, 2003. The increase was primarily due to an increase of approximately $1.1 million used to repurchase shares of our Common Stock during the first quarter of 2004 compared to the first quarter of 2003, partially offset by an increase of $0.4 million in proceeds from the exercise of stock options.

As of March 31, 2004, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Critical Accounting Estimates and Polices

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements included in Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2003.

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

Support and Hosting Revenues - We recognize support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets. We determine VSOE of support using either the stated contract renewal rate or the support renewal rate when sold separately.

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

Income Taxes - We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of March 31, 2004 and 2003, we had approximately $5.6 million and $6.3 million, respectively, in deferred tax assets, net of valuation allowances.

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

As previously disclosed in a Current Report on Form 8-K which we filed on February 23, 2005 and as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements, we have determined that certain internal control deficiencies existed at our Chinese subsidiary, including a lack of oversight and local knowledge of revenue recognition with respect to revenue from resellers in accordance with U.S. generally accepted accounting principles, inadequate retention of documentation of the financial stability of our resellers and an inadequate control structure and management oversight for our Chinese subsidiary. In addition, we have determined that certain internal control deficiencies existed in our Asia-Pacific and Latin American operations. These deficiencies included lack of management oversight and insufficient training of international accounting personnel in regards to revenue recognition rules applicable to our industry. The internal control deficiencies at our Chinese subsidiary and our Asia-Pacific and Latin American operations resulted in the improper recognition of revenues generated from certain resellers in our Asia-Pacific and Latin American operations on an accrual basis rather than upon cash receipt; with respect to our Latin American operations, the premature and improper recognition of revenue in light of the late timing of the receipt of evidence of an arrangement as required by our policy and U.S. generally accepted accounting principles; and certain liabilities were recorded in periods prior or subsequent to the period in which the liability was incurred. In addition, we have also determined that the amount of the goodwill impairment charge for the year ended December 31, 2001 was incorrect due to not properly accounting for foreign exchange translation relating to the foreign goodwill. This error also impacted years prior to 2001, the amounts of which have been recorded in the beginning balances of stockholders’ equity in the fiscal year 2001. Based on the impact of the foregoing to our financial statements, we determined to restate our financial statements for fiscal years ended December 31, 2001, 2002, and 2003, as well as quarterly financial statements for the quarters ended March 31, 2004 and June 30, 2004.

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

In order to remediate the reseller revenue and evidence of an arrangement internal control deficiencies, management has implemented the following measures as of the date of filing of this Form 10-Q/A:

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

To remediate the internal control deficiency related to improper expense recognition, management has put in place several levels of review related to the reconciliation’s of balance sheets accounts at the regional and corporate level.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. In light of the issues referenced above, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2004, due to the existence of the internal control deficiencies described above.

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the quarter ended September 30, 2004, we have implemented the remedial measures outlined above to address the identified material weakness in connection with the preparation of our financial statements included in this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2004. In addition, subsequent to the quarter ended March 31, 2004, we have been conducting a thorough review and evaluation of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures.

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

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2004	—	—	—	907,700
February 1 - February 29, 2004	19,000	$8.43	19,000	888,700
March 1 - March 31, 2004	206,000	$7.85	206,000	682,700

Total	225,000	$7.90	225,000	682,700

(1)	The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock of the Company. The plan expires on August 15, 2005.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K pursuant to Item 12 on February 4, 2004 to announce its financial results for the quarter and fiscal year ended December 31, 2003.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on March 9, 2004 to announce the appointment of James C. Ryan, Jr. to the board of directors, effective March 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.

Date: March 23, 2005	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350