Form 10-Q/A
period 2004-06-30
DATASTREAM SYSTEMS INC
filed 2005-03-23
CIK 938481

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

Datastream Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 9, 2004 (the “Quarterly Report”), to reflect the restatement of the Company’s financial statements for the quarter ended June 30, 2004. The Company is also filing a Form 10-K/A for the year ended December 31, 2003 and a Form 10-Q/A for the quarter ended March 31, 2004 containing restated financial information reflecting adjustments to its previously filed financial statements.

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

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on August 9, 2004 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

Datastream Systems, Inc.

FORM 10-Q/A

Quarter ended June 30, 2004

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

ITEM 1.	Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30, 2004	December 31, 2003
	(restated)	(restated)
Current assets:
Cash and cash equivalents	$46,477,223	$45,037,099
Accounts receivable, net of allowance for doubtful accounts of $720,321 and $747,243 in 2004 and 2003, respectively	16,816,245	17,670,267
Unbilled revenue	1,946,469	1,151,374
Prepaid expenses	1,691,064	1,331,413
Income tax receivable	548,225	531,377
Deferred income taxes, net	1,002,362	1,278,492
Other assets	1,212,460	1,442,348

Total current assets	69,694,048	68,442,370
Investment	501,983	501,983
Property and equipment, net	11,528,831	11,238,830
Deferred income taxes, net	3,128,191	4,283,773
Other long term assets	56,354	104,252

Total assets	$84,909,407	$84,571,208

Current liabilities:
Accounts payable	$4,095,814	$3,376,454
Other accrued liabilities	7,590,768	8,411,198
Unearned revenue	18,087,149	18,299,952

Total liabilities	29,773,731	30,087,604
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,560,503 shares issued and 19,966,303 outstanding at June 30, 2004 and 21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	215,605	214,539
Additional paid-in capital	90,394,243	89,674,896
Accumulated deficit	(20,694,560)	(23,648,069)
Other accumulated comprehensive loss	(3,502,784)	(3,094,688)
Treasury stock, at cost; 1,594,200 shares at June 30, 2004, 1,246,700 shares at December 31, 2003	(11,276,828)	(8,663,074)

Total stockholders’ equity	55,135,676	54,483,604

Total liabilities and stockholders’ equity	$84,909,407	$84,571,208

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Three months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(restated)	(restated)
Revenues:
Software product	$6,575,979	$6,294,899
Services and support	17,559,292	17,084,545

Total revenues	24,135,271	23,379,444
Cost of revenues:
Cost of product revenues	211,261	382,218
Cost of services and support revenues	7,276,509	7,550,852

Total cost of revenues	7,487,770	7,933,070

Gross profit	16,647,501	15,446,374
Operating expenses:
Sales and marketing	7,320,988	7,975,082
Product development	3,515,524	3,019,990
General and administrative	3,280,787	2,691,873

Total operating expenses	14,117,299	13,686,945

Operating income	2,530,202	1,759,429
Other income:
Interest income, net	117,539	114,941
Other income (expense), net	23,636	(1,470,628)

Total other income (expense)	141,175	(1,355,687)
Income before income taxes	2,671,377	403,742
Income tax expense	1,024,339	216,884

Net income	$1,647,038	$186,858

Basic net income per share	$0.08	$.01

Diluted net income per share	$0.08	$.01

Basic weighted average number of common shares outstanding	20,019,775	20,085,679

Diluted weighted average number of common shares outstanding	20,204,231	20,508,776

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Six months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(restated)	(restated)
Revenues:
Software product	$13,116,376	$12,716,395
Services and support	34,346,514	33,429,783

Total revenues	47,462,890	46,146,178
Cost of revenues:
Cost of product revenues	699,029	602,948
Cost of services and support revenues	14,169,314	15,071,137

Total cost of revenues	14,868,343	15,674,085

Gross profit	32,594,547	30,472,093
Operating expenses:
Sales and marketing	14,650,290	15,226,354
Product development	6,907,897	5,890,310
General and administrative	6,643,331	6,264,990

Total operating expenses	28,201,518	27,381,654

Operating income	4,393,029	3,090,439
Other income:
Interest income, net	238,835	234,413
Other income (expense), net	43,229	(1,430,717)

Total other income (expense)	282,064	(1,196,304)
Income before income taxes	4,675,093	1,894,135
Income tax expense	1,721,584	738,581

Net income	$2,953,509	$1,155,554

Basic net income per share	$0.15	$0.06

Diluted net income per share	$0.15	$0.06

Basic weighted average number of common shares outstanding	20,111,735	20,051,459

Diluted weighted average number of common shares outstanding	20,329,995	20,314,507

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(unaudited)

Six months ended June 30, 2004

(restated)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003, as previously reported	$214,539	$89,674,896	$(24,863,981)	$(1,035,986)	$(8,663,074)	$55,326,394
Prior period adjustments (see Note 2)	—	—	1,215,912	(2,058,702)	—	(842,790)

Balance at December 31, 2003, as restated	214,539	89,674,896	(23,648,069)	(3,094,688)	(8,663,074)	54,483,604
Comprehensive income
Net income	—	—	2,953,509	—	—	2,953,509
Foreign currency translation adjustment	—	—	—	(408,096)		(408,096)

Total comprehensive income						2,545,413
Exercise of stock options	973	590,287	—	—	—	591,260
Tax benefit of options exercised	—	66,650	—	—	—	66,650
Stock issued for Employee Stock Purchase Plan	93	62,410	—	—	—	62,503
Acquisition of 347,500 shares	—	—	—	—	(2,613,754)	(2,613,754)

Balance at June 30, 2004	$215,605	$90,394,243	$(20,694,560)	$(3,502,784)	$(11,276,828)	$55,135,676

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(restated)	(restated)
Cash flows from operating activities:
Net income	$2,953,509	$1,155,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,470,418	1,838,078
Amortization	18,965	18,964
Loss on write-down of investment	—	1,500,536
Loss on disposal of equipment	16,225	—
Provision for doubtful accounts	516,560	357,461
Deferred income taxes	1,431,712	(585,209)
Changes in operating assets and liabilities:
Accounts receivable	337,462	752,272
Unbilled revenue	(795,095)	769,908
Prepaid expenses	(359,651)	(176,800)
Income taxes receivable/payable	49,802	963,962
Other assets	258,821	253,736
Accounts payable	719,360	17,240
Other accrued liabilities	(820,430)	(1,130,862)
Unearned revenue	(212,803)	1,627,326

Net cash provided by operating activities	5,584,855	7,362,166

Cash flows from investing activities:
Additions to property and equipment	(1,776,644)	(2,289,827)

Net cash used in investing activities	(1,776,644)	(2,289,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	591,260	1,606,179
Proceeds from issuances of shares under employee stock purchase plan	62,503	79,495
Cash paid to acquire treasury stock	(2,613,754)	(721,302)

Net cash (used in) provided by financing activities	(1,959,991)	964,372

Foreign currency translation adjustment	(408,096)	130,817

Net increase in cash and cash equivalents	1,440,124	6,167,528
Cash and cash equivalents at beginning of period	45,037,099	34,731,362

Cash and cash equivalents at end of period	$46,477,223	$40,898,890

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

2. Restatement

The Company’s previously issued consolidated financial statements as of December 31, 2002 and 2003 and each of the years in the three-year period ended December 31, 2003, have been restated to reflect adjustments identified as a result of the Audit Committee investigation into allegations of improper revenue recognition and other financial improprieties in China and the Company’s subsequent internal review of previously issued financial statements. The adjustments recognized relate primarily to revenue recognition, timing of operating expense recognition primarily related to certain previously unadjusted audit differences, goodwill impairment and related income tax effects. The Company also restated previously issued consolidated financial statements for the quarter ended March 31, 2004. The restatement impacts the three months ended June 30, 2003 and 2004, respectively, as described hereunder.

The Company made adjustments that increased (decreased) revenues. These revenue adjustments principally relate to reseller arrangements, fixed price services contracts, and hosting arrangements of approximately ($9,000) and $305,000 for the three months ended June 30, 2003 and 2004, respectively. A portion of these adjustments was offset by related increases or decreases in expenses as described below.

The Company made adjustments that increased general and administrative expenses. These adjustments principally relate to bad debt expense offsetting the above revenue recognition adjustments described above and to certain previously unadjusted audit differences of approximately $1,000 and $114,000 for the three months ended June 30, 2003 and 2004, respectively.

The net effect of these adjustments to income (loss) before income taxes was an increase (decrease) of approximately ($10,000) and $191,000 for the three months ended June 30, 2003 and 2004, respectively. There was no impact to earnings per share for the three months ended June 30, 2003 and 2004, respectively.

Previously recorded cash balances recorded at the corporate level for our German subsidiary were understated for unrecorded currency gains on the cash account. As a result, cash increased by approximately $93,000 and $103,000 as of June 30, 2003 and 2004, respectively, with the corresponding offset recorded as a component of accumulated other comprehensive loss.

The impact of the above adjustments to net cash provided by operating activities was approximately $43,000 and ($18,000) for the three-month period ended June 30, 2003 and 2004, respectively. The impact on the foreign currency translation adjustment component of the consolidated statement of cash flows was approximately $40,000 and ($42,000) for the three-month period ended June 30, 2003 and 2004, respectively.

The Company’s diluted weighted average number of common shares outstanding decreased by 253,859 and 110,725 for the three-month period ended June 30, 2003 and 2004, respectively as a result of adjusting for the tax impact on assumed proceeds under the treasury stock method.

The financial results as of June 30, 2003 and 2004 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

	For the three months ended
	June 30, 2004	Adjustments	June 30, 2004
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$6,544,443	$31,536	$6,575,979
Professional services and support	17,286,280	273,012	17,559,292

Total revenues	23,830,723	304,548	24,135,271

Cost of revenues:
Cost of product revenues	211,261	—	211,261
Cost of professional services and support revenues	7,276,509	—	7,276,509

Total cost of revenues	7,487,770	—	7,487,770

Gross profit	16,342,953	304,548	16,647,501
Operating expenses:
Sales and marketing	7,320,988	—	7,320,988
Product development	3,515,524	—	3,515,524
General and administrative	3,167,053	113,734	3,280,787

Total operating expenses	14,003,565	113,734	14,117,299

Operating income	2,339,388	190,814	2,530,202
Other income :
Interest income, net	117,539	—	117,539
Other income	23,636	—	23,636

Net other income	141,175	—	141,175

Income before income taxes	2,480,563	190,814	2,671,377
Income tax expense	942,614	81,725	1,024,339

Net income	$1,537,949	$109,089	$1,647,038

Basic net income per share	$0.08	$0.00	$0.08

Diluted net income per share	$0.08	$0.00	$0.08

Basic weighted average number of common shares outstanding	20,019,775	—	20,019,775

Diluted weighted average number of common shares outstanding	20,314,956	(110,725)	20,204,231

	For the six months ended
	June 30, 2004	Adjustments	June 30, 2004
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$13,001,218	$115,158	$13,116,376
Professional services and support	33,916,345	430,169	34,346,514

Total revenues	46,917,563	545,327	47,462,890

Cost of revenues:
Cost of product revenues	699,029	—	699,029
Cost of professional services and support revenues	14,133,502	35,812	14,169,314

Total cost of revenues	14,832,531	35,812	14,868,343

Gross profit	32,085,032	509,515	32,594,547

Operating expenses:
Sales and marketing	14,650,290	—	14,650,290
Product development	6,907,897	—	6,907,897
General and administrative	6,313,735	329,596	6,643,331

Total operating expenses	27,871,922	329,596	28,201,518

Operating income	4,213,110	179,919	4,393,029

Other income:
Interest income, net	238,835	—	238,835
Other income	43,229	—	43,229

Net other income	282,064	—	282,064

Income before income taxes	4,495,174	179,919	4,675,093

Income tax expense	1,643,962	77,622	1,721,584

Net income	$2,851,212	$102,297	$2,953,509

Basic net income per share	$0.14	$0.00	$0.15

Diluted net income per share	$0.14	$0.00	$0.15

Basic weighted average number of common shares outstanding	20,111,735	—	20,111,735

Diluted weighted average number of common shares outstanding	20,461,822	(131,827)	20,329,995

	June 30, 2004	Adjustments	June 30, 2004
	As previously reported		Restated
Balance Sheet Data:
Assets
Current assets:
Cash and cash equivalents	$46,373,995	$103,228	$46,477,223
Accounts receivable, net	16,816,245	—	16,816,245
Unbilled revenue, net	1,594,249	352,220	1,946,469
Income taxes receivable	782,824	(234,599)	548,225
Prepaid expenses	1,691,064	—	1,691,064
Deferred income taxes	1,002,362	—	1,002,362
Other current assets	1,212,460	—	1,212,460

Total current assets	69,473,199	220,849	69,694,048

Investment	501,983	—	501,983
Property and equipment, net	11,528,831	—	11,528,831
Deferred income taxes, net	2,893,429	234,762	3,128,191
Other assets, net	56,354	—	56,354

Total assets	$84,453,796	$455,611	$84,909,407

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,095,814	$—	$4,095,814
Other accrued liabilities	7,594,920	(4,152)	7,590,768
Unearned revenue	16,845,297	1,241,852	18,087,149

Total liabilities	28,536,031	1,237,700	29,773,731

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	215,605	—	215,605
Additional paid-in capital	90,394,243	—	90,394,243
Accumulated deficit	(22,012,769)	1,318,209	(20,694,560)
Accumulated other comprehensive loss	(1,402,486)	(2,100,298)	(3,502,784)
Treasury stock	(11,276,828)	—	(11,276,828)

Total stockholders’ equity	55,917,765	(782,089)	55,135,676

Total liabilities and stockholders’ equity	$84,453,796	$455,611	$84,909,407

	For the three months ended
	June 30, 2003	Adjustments	June 30, 2003
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$6,271,635	$23,264	$6,294,899
Professional services and support	17,116,924	(32,379)	17,084,545

Total revenues	23,388,559	(9,115)	23,379,444

Cost of revenues:
Cost of product revenues	382,218	—	382,218
Cost of professional services and support revenues	7,550,852	—	7,550,852

Total cost of revenues	7,933,070	—	7,933,070

Gross profit	15,455,489	(9,115)	15,446,374
Operating expenses:
Sales and marketing	7,975,082	—	7,975,082
Product development	3,019,990	—	3,019,990
General and administrative	2,690,858	1,015	2,691,873

Total operating expenses	13,685,930	1,015	13,686,945

Operating income	1,769,559	(10,130)	1,759,429
Other income (expense):
Interest income, net	114,941	—	114,941
Other expense	(1,470,628)	—	(1,470,628)

Net other expense	(1,355,687)	—	(1,355,687)

Income before income taxes	413,872	(10,130)	403,742
Income tax expense	161,410	55,474	216,884

Net income	$252,462	$(65,604)	$186,858

Basic net income per share	$0.01	$0.00	$0.01

Diluted net income per share	$0.01	$0.00	$0.01

Basic weighted average number of common shares outstanding	20,085,679	—	20,085,679

Diluted weighted average number of common shares outstanding	20,762,635	(253,859)	20,508,776

	For the six months ended
	June 30, 2003	Adjustments	June 30, 2003
	As previously reported		Restated
Statement of Operations Data:
Revenues:
Product	$12,793,281	$(76,886)	$12,716,395
Professional services and support	33,379,510	50,273	33,429,783

Total revenues	46,172,791	(26,613)	46,146,178

Cost of revenues:
Cost of product revenues	602,948	—	602,948
Cost of professional services and support revenues	15,109,137	(38,000)	15,071,137

Total cost of revenues	15,712,085	(38,000)	15,674,085

Gross profit	30,460,706	11,387	30,472,093
Operating expenses:
Sales and marketing	15,226,354	—	15,226,354
Product development	5,890,310	—	5,890,310
General and administrative	6,260,283	4,707	6,264,990

Total operating expenses	27,376,947	4,707	27,381,654

Operating income	3,083,759	6,680	3,090,439
Other income (expense):
Interest income, net	234,413	—	234,413
Other expense	(1,430,717)	—	(1,430,717)

Net other expense	(1,196,304)	—	(1,196,304)

Income before income taxes	1,887,455	6,680	1,894,135
Income tax expense	677,255	61,326	738,581

Net income	$1,210,200	$(54,646)	$1,155,554

Basic net income per share	$0.06	$0.00	$0.06

Diluted net income per share	$0.06	$0.00	$0.06

Basic weighted average number of common shares outstanding	20,051,459	—	20,051,459

Diluted weighted average number of common Shares outstanding	20,472,336	(157,829)	20,314,507

3. Segment and Geographic Information

We have one business segment for reporting purposes, Asset Performance Management, which we manage over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning our operations in different geographical regions is as follows:

As of and for the three months ended June 30, 2004 and 2003:

	(restated)
	United States and Canada	Europe	Latin America	Asia	Total
June 30, 2004:

Total revenues	$15,104,988	$6,355,733	$1,366,642	$1,307,908	$24,135,271
Operating income	2,349,596	127,115	27,333	26,158	2,530,202
Total assets	59,761,979	16,439,047	3,744,056	4,964,325	84,909,407

June 30, 2003:

Total revenues	$14,828,968	$5,495,559	$1,550,890	$1,504,027	$23,379,444
Operating income	1,588,419	109,911	31,018	30,081	1,759,429
Total assets	53,926,234	16,670,534	3,385,280	6,360,973	80,343,021

As of and for the six months ended June 30, 2004 and 2003:

	(restated)
	United States and Canada	Europe	Latin America	Asia	Total
June 30, 2004:

Total revenues	$28,675,383	$12,784,847	$2,905,274	$3,097,386	$47,462,890
Operating income	4,017,279	255,697	58,105	61,948	4,393,029
Total assets	59,761,979	16,439,047	3,744,056	4,964,325	84,909,407

June 30, 2003:

Total revenues	$29,449,759	$11,020,754	$2,868,611	$2,807,054	$46,146,178
Operating income	2,756,511	220,415	57,372	56,141	3,090,439
Total assets	53,926,234	16,670,534	3,385,280	6,360,973	80,343,021

In 2003, we changed the methodology used to determine the intercompany pricing between our US Operations and our foreign affiliates from a comparable ucontrolled transaction method (“CUT Method”) to a comparable profits method (“CPM Method”). The CUT Method evaluates whether the amount charged for a controlled transfer of intangible property is consistent with an arm’s length transaction by reference to the amount charged in a comparable uncontrolled transaction. The CPM Method evaluates the arm’s length character of a controlled transaction based upon objective measures of profitability derived from uncontrolled taxpayers that engage in similar business activities under similar circumstances.

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

	(restated)
	Income	Shares	Per Share Amount
For the three months ended:
June 30, 2004:
Basic net income per share	$1,647,038	20,019,775	$0.08

Effect of dilutive securities:
Stock options	—	184,456

Diluted net income per share	$1,647,038	20,204,231	$0.08

June 30, 2003:
Basic net income per share	$186,858	20,085,679	$0.01

Effect of dilutive securities:
Stock options	—	423,097

Diluted net income per share	$186,858	20,508,776	$0.01

For the six months ended:
June 30, 2004:
Basic net income per share	$2,953,509	20,111,735	$0.15

Effect of dilutive securities:
Stock options	—	218,260

Diluted net income per share	$2,953,509	20,329,995	$0.15

June 30, 2003:
Basic net income per share	$1,155,554	20,051,459	$0.06

Effect of dilutive securities:
Stock options	—	263,048

Diluted net income per share	$1,155,554	20,314,507	$0.06

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

	(restated) Three months ended
	June 30, 2004	June 30, 2003
Net income as reported	$1,647,038	$186,858
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(763,362)	(1,054,452)

Pro forma net income (loss)	$883,676	$(867,594)

Basic net income (loss) per share:
As reported	$0.08	$0.01

Pro forma	$0.04	$(0.04)

Diluted net income (loss) per share:
As reported	$0.08	$0.01

Pro forma	$0.04	$(0.04)

	Six months ended
	June 30, 2004	June 30, 2003
Net income as reported	$2,953,509	$1,155,554
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(1,532,768)	(1,661,682)

Pro forma net income (loss)	$1,420,741	$(506,128)

Basic net income (loss) per share:
As reported	$0.15	$0.06

Pro forma	$0.07	$(0.02)

Diluted net income (loss) per share:
As reported	$0.15	$0.06

Pro forma	$0.07	$(0.02)

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

The Company has been contacted by tax authorities in China regarding import taxes withheld by our subsidiary in Shanghai, China since January 2002. As of August 9, 2004, the Company has not received a formal claim or assessment. The Company believes that a claim or assessment is reasonably possible but cannot be reasonably estimated due to the unknown nature of the review. Based on the relatively small size of the subsidiary (less than 1% of the Company’s revenues and assets), the Company believes the impact of the investigation, if any, will not be material to the financial statements.

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

Restatement

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 9, 2004 (the “Quarterly Report”), to reflect the restatement of our financial statements for the quarter ended June 30, 2004. We are also filing a Form 10-K/A for the year ended December 31, 2003 and a Form 10-Q/A for the quarter ended March 31, 2004 containing restated financial information reflecting adjustments to our previously filed financial statements.

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

This Amendment No. 1 does not modify or update disclosures presented in the original form 10-Q, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on August 9, 2004 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

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

The net effect of these adjustments to income before income taxes was a decrease of $10,000 for the three months ended June 30, 2003 and an increase of approximately $191,000 for three months ended June 30, 2004.

There was no impact to earnings per share for the three months ended June 30, 2003 and 2004, respectively.

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

Results of Operations

Total Revenues: Total revenues increased 3% to $24,135,271 in the second quarter of 2004 from $23,379,444 in the second quarter of 2003. The increase is due to an increase in Datastream 7i license sales and greater customer acceptance of the application hosting business. Total revenues increased 3% to $47,462,890 for the first six months of 2004 from $46,146,178 for the first six months of 2003 due to an increase in Datastream 7i license sales and an increase in application hosting revenue. International revenues, including Canada, increased 5% to $9,515,118 (40% of total revenues) in the second quarter of 2004, as compared to $9,078,956 (39% of total revenues) in the second quarter of 2003. International revenues, including Canada, increased 12% to $19,936,316 (42% of total revenues) for the first six months of 2004, as compared to $17,788,174 (39% of total revenues) in the first six months of 2003. The increase in international revenues, including Canada, as a percentage of total revenues is due primarily to an increase in Datastream 7i revenue in Europe. See Note 2 to the consolidated financial statements.

Software Product Revenues: Software product revenues increased 4% to $6,575,979 (27% of total revenues) in the second quarter of 2004 from $6,294,899 (27% of total revenues) in the second quarter of 2003 and 3% to $13,116,376 (28% of total revenues) for the first six months of 2004 from $12,716,395 (28% of total revenues) for the first six months of 2003 as a result of increased Datastream 7i software sales.

Professional Services and Support Revenues: Professional services and support revenues increased 3% to $17,559,292 (73% of total revenues) in the second quarter of 2004 from $17,084,545 (73% of total revenues) in the second quarter of 2003 and increased 3% to $34,346,514 (72% of total revenues) for the first six months of 2004 from $33,429,783 (72% of total revenues) for the first six months of 2003. Support revenue increased due to an increase in average customer support renewal revenue and an increase in the number of hosted customers. The increase in support revenue was partially offset by a decrease in service revenue, resulting from increased third party service provider competition.

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

Cost of Services and Support Revenues: Cost of services and support revenues decreased 4% to $7,276,509 (41% of services and support revenues) in the second quarter of 2004, as compared to $7,550,852 (44% of services and support revenues) in the second quarter of 2003. Cost of services and support revenues decreased 6% to $14,169,314 (41% of services and support revenues) for the first six months of 2004, as compared to $15,071,137 (45% of services and support revenues) for the first six months of 2003. The decreases are primarily due to decreased reimbursed services costs and overall reductions in both internal and third party services expenditures.

Sales and Marketing Expenses: Sales and marketing expenses decreased 8% to $7,320,988 (30% of total revenues) in the second quarter of 2004 from $7,975,082 (34% of total revenues) in the second quarter of 2003. The decrease in sales and marketing expenses is a result of reduced advertising and field marketing activities and reduced expenditures associated with non-productive sales support personnel. Sales and marketing expenses decreased 4% to $14,650,290 (31% of total revenues) for the first six months of 2004 from $15,226,354 (33% of total revenues) for the first six months of 2003. The decrease in sales and marketing expenses is due to a reduction in advertising, field marketing, and sales personnel.

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

General and Administrative Expenses: General and administrative expenses increased 22% to $3,280,787 (14% of total revenues) in the second quarter of 2004 from $2,691,873 (12% of total revenues) in the second quarter of 2003 due primarily to increased fees associated with the Sarbanes-Oxley Act of 2002 and a benefit in the second quarter of 2003 from a reduction in bad debt expense as a result of improved days sales outstanding. General and administrative expenses increased 6% to $6,643,331 (14% of total revenues) for the first six months of 2004 from

$6,264,990 (14% of total revenues) for the first six months of 2003 due primarily to increased fees associated with Sarbanes-Oxley compliance. General and administrative expenses may continue to increase due to compliance related to the Sarbanes-Oxley Act of 2002.

Tax Rate: Our effective tax rate was 38% and 54% for the second quarter of 2004 and 2003, respectively. Our effective tax rate was 37% and 39% for the first six months of 2004 and 2003, respectively.

Net income: Net income increased to $1,647,038 (7% of total revenues) in the second quarter of 2004 from net income of $186,858 (1% of total revenues) in the second quarter of 2003 and increased to $2,953,509 (6% of total revenues) for the first six months of 2004 from net income of $1,155,554 (3% of total revenues) for the first six months of 2003. The improvement is attributed to improved operating efficiency in the second quarter of 2004 and a non-operating charge of $1.5 million recognized in the second quarter of 2003 related to a write-down on an investment.

Financial Condition

Consolidated total assets were $84.9 million at June 30, 2004, an increase of $0.3 million from $84.6 million at December 31, 2003.

Consolidated total liabilities were $29.8 million at June 30, 2004, a decrease of approximately $0.3 million from $30.1 million at December 31, 2003. The decrease was primarily from a reduction in accrued liabilities and unearned revenues, offset by an increase in accounts payables. The increase in accounts payable relates primarily to the timing of payments associated with increased capital expenditures in the second quarter of 2004.

Cash and cash equivalents increased 14% to $46.5 million at June 30, 2004 compared to $40.9 million at June 30, 2003. Cash and cash equivalents increased 4% to $46.5 million at June 30, 2004 compared to $45.0 million at December 31, 2003. Cash increased due to improvements in profitability, reductions in accounts receivable and increases to accounts payable.

Liquidity and Capital Resources

We have funded our operating activities primarily with cash generated from operations. We ended the second quarter of 2004 with $46.5 million in cash and cash equivalents, which are defined as highly liquid securities with maturities of 90 days or less.

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

Cash provided by operations decreased 24% to $5.6 million for the six months ended June 30, 2004 from $7.4 million at June 30, 2003. The decrease was primarily the result of significant reductions in accounts receivable and unbilled revenue in 2003 relative to 2004, associated with improvements in collections in the 2003 period. Additionally, the decrease reflects an increase in unearned revenue in 2003 relative to 2004, due to longer support terms in 2003.

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

Critical Accounting Estimates and Polices

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and the allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For additional discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements included in Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2003 (and our Form 10-Q/A for the quarter ended March 31, 2004).

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

Income Taxes - We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of June 30, 2004 and December 31, 2003, we had approximately $4.1 million and $5.6 million, respectively, in deferred tax assets, net of valuation allowances.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. In light of the issues referenced above, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2004, due to the existence of the internal control deficiencies described above.

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the quarter ended September 30, 2004, we have implemented the remedial measures outlined above to address the identified material weakness in connection with the preparation of our financial statements included in this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2004. In addition, subsequent to the quarter ended June 30, 2004, we have been conducting a thorough review and evaluation of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures.

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