Form 10-Q
period 2004-09-30
DATASTREAM SYSTEMS INC
filed 2005-03-23
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 17, 2005: 19,965,913 shares, $0.01 par value.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended September 30, 2004

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements. Such factors include, but are not limited to: we did not file this Form 10-Q, our Form 10-K for the year ended December 31, 2004, our amended Form 10-K for the year ended December 31, 2003 or our amended Forms 10-Q for the quarters ended March 31 and June 30, 2004 by the deadlines required by the Nasdaq Hearings Panel and the Nasdaq Hearings Panel has not granted us the requested extensions; even if an extension is granted for filing our Form 10-K for the year ended December 31, 2004, we may not be able to file such document before the deadline; we may not be able to comply with the other conditions for continued listing issued by the Nasdaq Hearings Panel; if the Nasdaq Hearings Panel does not grant our requested filing extensions or if we cannot comply with the conditions for continued listing, our common stock may no longer be approved for trading on the Nasdaq Stock Market, which could adversely affect the liquidity of the trading market for our common stock, and, therefore, could adversely affect the trading price of our common stock; with respect to our review of its internal controls, we cannot be certain that we will be able to assess our internal controls were working effectively at December 31, 2004; the results of our continuing review of our financial statements and completion of our fiscal year 2004 audit; a highly competitive market; our ability to keep pace with rapid technological changes and demands in our markets; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; third party relationships on which our success is substantially dependent; third party technologies on which our future success is substantially dependent; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; our ability to manage our international operations; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; our ability to maintain effective internal controls over financial reporting; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the stockholders’ best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2003, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Risk Factors

The following risk factors supplement the risk factors included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2003.

If we are unable to file our quarterly and annual reports with the Commission on a timely basis, our common stock may no longer be approved for trading on the Nasdaq National Market, which would have an adverse impact on the market and trading price for our common stock.

On November 16, 2004, we received a noncompliance notification from The Nasdaq Stock Market (“Nasdaq”) due to the delay in filing of our Form 10-Q for the quarter ended September 30, 2004. On December 21, 2004, we had a hearing on the matter before a Nasdaq Listing Qualifications Panel (the “Panel”). On February 1, 2005, we were informed by the Nasdaq Stock Market that the Panel had granted our request for continued listing on the Nasdaq National Market, subject to specified conditions, including:

•	On or before February 15, 2005, we had to file our Form 10-Q for the quarter ended September 30, 2004 with the Commission, and any necessary restatements. We subsequently requested that the Panel extend the deadline for filing our September 30, 2004 Form 10-Q and any necessary restatements to March 15, 2005, and the Panel granted that request on February 11, 2005. On March 15, 2005, we again requested that the Panel extend this deadline to March 21, 2005. The Panel has not granted the requested extension and we do not know if the Panel will grant such extension.

•	We must timely file all periodic reports for all reporting periods ending on or before December 31, 2005 and satisfy all other requirements for continued listing. We were unable to file our Form 10-K for the year ended December 31, 2004 by the March 16, 2005 deadline, and on March 15, 2005, we requested that the Panel extend the filing deadline for our 2004 Form 10-K an additional 45 days. The Panel has not granted the requested extension and we do not know if the Panel will grant such extension.

In the event the Panel does not grant the filing extensions requested on March 15, 2005, or if we do not demonstrate compliance with the conditions set by the Panel for continued listing, our common stock may no longer be approved for trading on the Nasdaq National Market. If our common stock is no longer approved for trading on the Nasdaq National Market, the liquidity for trading of our common stock could be adversely affected, which could have an adverse impact on the trading price of our common stock. In addition, if our common stock is no longer approved for trading on the Nasdaq National Market, our business could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

As a result of errors that led to the restatements of our financial statements for the years ended December 31, 2001, 2002 and 2003, and the quarters ended March 31 and June 30, 2004, we determined that a material weakness related to our internal controls existed as a result of the restatement. The adjustments principally relate to improper revenue recognition from distributor sales due to the uncertainty of collectibility, improper revenue recognition from certain customers due to the timing of receipt of evidence of an arrangement, improper expense recognition as to the timing of certain expenses, and adjustments to the goodwill impairment charge recognized in the year ended December 31, 2001 related to foreign currency translations. While we have taken steps to improve controls in these areas, we cannot be certain that these steps will ensure that we implement and maintain adequate controls over financial processes and reporting. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of our financial reports filed pursuant to the Securities Exchange Act of 1934. If we cannot provide reliable and timely financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, our common stock could be delisted from the Nasdaq Stock Market, and the trading price of our common stock could fall. In addition, beginning with our fiscal year 2004 audit, we must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing that assessment. In light of the material weakness identified in connection with the restatement described above, there can be no assurance that we or our independent auditors will be able to conclude that we have effective internal controls over financial reporting in connection with the 2004 audit, which could raise the same concerns identified above, and the auditors may conclude that this restatement in and of itself represents a material weakness related to our internal controls.

ITEM 1.	Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30, 2004	December 31, 2003
		(restated)
Current assets:
Cash and cash equivalents	$47,236,259	$45,037,099
Accounts receivable, net of allowance for doubtful accounts of $717,250 and $747,243 in 2004 and 2003, respectively	16,424,078	17,670,267
Unbilled revenue	1,608,845	1,151,374
Prepaid expenses	1,500,160	1,331,413
Income tax receivable	185,769	531,377
Deferred income taxes, net	1,846,687	1,278,492
Other assets	1,435,092	1,442,348

Total current assets	70,236,890	68,442,370
Investment	536,592	501,983
Property and equipment, net of accumulated depreciation of $12,765,222 and $12,030,709 in 2004 and 2003, respectively	11,559,426	11,238,830
Deferred income taxes, net	2,305,113	4,283,773
Other long term assets	27,105	104,252

Total assets	$84,665,126	$84,571,208

Current liabilities:
Accounts payable	$3,342,498	$3,376,454
Other accrued liabilities	7,440,536	8,411,198
Unearned revenue	18,889,030	18,299,952

Total liabilities	29,672,064	30,087,604
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,572,272 shares issued and 19,843,072 outstanding at September 30, 2004 and 21,453,911 shares issued and 20,207,211 outstanding at December 31, 2003	215,723	214,539
Additional paid-in capital	90,456,828	89,674,896
Accumulated deficit	(19,820,474)	(23,648,069)
Other accumulated comprehensive loss	(3,703,512)	(3,094,688)
Treasury stock, at cost; 1,729,200 shares at September 30, 2004, 1,246,700 shares at December 31, 2003	(12,155,503)	(8,663,074)

Total stockholders’ equity	54,993,062	54,483,604

Total liabilities and stockholders’ equity	$84,665,126	$84,571,208

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Three months ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
		(restated)
Revenues:
Software product	$6,394,254	$5,784,496
Services and support	16,480,844	16,204,110

Total revenues	22,875,098	21,988,606
Cost of revenues:
Cost of product revenues	309,743	281,614
Cost of services and support revenues	7,401,631	7,207,613

Total cost of revenues	7,711,374	7,489,227

Gross profit	15,163,724	14,499,379
Operating expenses:
Sales and marketing	6,917,596	7,005,412
Product development	3,545,703	3,360,052
General and administrative	3,441,173	2,709,142

Total operating expenses	13,904,472	13,074,606

Operating income	1,259,252	1,424,773
Other income:
Interest income, net	151,844	96,437
Other income (expense), net	24,277	(4,308)

Total other income	176,121	92,129

Income before income taxes	1,435,373	1,516,902
Income tax expense	561,287	472,627

Net income	$874,086	$1,044,275

Basic net income per share	$0.04	$0.05

Diluted net income per share	$0.04	$0.05

Basic weighted average number of common shares outstanding	19,931,573	20,225,325

Diluted weighted average number of common shares outstanding	20,104,448	20,688,048

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Nine months ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
		(restated)
Revenues:
Software product	$19,510,630	$18,500,891
Services and support	50,827,358	49,633,893

Total revenues	70,337,988	68,134,784
Cost of revenues:
Cost of product revenues	1,008,772	884,562
Cost of services and support revenues	21,570,945	22,278,750

Total cost of revenues	22,579,717	23,163,312

Gross profit	47,758,271	44,971,472
Operating expenses:
Sales and marketing	21,567,886	22,231,766
Product development	10,453,600	9,250,362
General and administrative	10,084,504	8,974,132

Total operating expenses	42,105,990	40,456,260

Operating income	5,652,281	4,515,212
Other income:
Interest income, net	390,679	330,850
Other income (expense), net	67,506	(1,435,025)

Total other income (expense)	458,185	(1,104,175)

Income before income taxes	6,110,466	3,411,037
Income tax expense	2,282,871	1,211,208

Net income	$3,827,595	$2,199,829

Basic net income per share	$0.19	$0.11

Diluted net income per share	$0.19	$0.11

Basic weighted average number of common shares outstanding	20,051,681	20,109,414

Diluted weighted average number of common shares outstanding	20,249,673	20,415,884

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(unaudited)

Nine months ended September 30, 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003, as restated	$214,539	$89,674,896	$(23,648,069)	$(3,094,688)	$(8,663,074)	$54,483,604
Comprehensive income
Net income	—	—	3,827,595	—	—	3,827,595
Foreign currency translation adjustment	—	—	—	(608,824)		(608,824)

Total comprehensive income						3,218,771
Exercise of stock options	1,003	598,654	—	—	—	599,657
Tax benefit of options exercised	—	72,650	—	—	—	72,650
Stock issued for Employee
Stock Purchase Plan	181	110,628	—	—	—	110,809
Acquisition of 482,500 shares	—	—	—	—	(3,492,429)	(3,492,429)

Balance at September 30, 2004	$215,723	$90,456,828	$(19,820,474)	$(3,703,512)	$(12,155,503)	$54,993,062

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
		(restated)
Cash flows from operating activities:
Net income	$3,827,595	$2,199,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,254,950	2,559,328
Amortization	48,213	28,446
Loss on write-down of investment	—	1,527,291
Loss on disposal of equipment	23,701	71,747
Provision for doubtful accounts	749,130	495,202
Deferred income taxes	1,410,465	(585,209)
Changes in operating assets and liabilities:
Accounts receivable	497,059	935,742
Unbilled revenue	(457,471)	663,533
Prepaid expenses	(168,747)	(203,616)
Income taxes receivable	418,258	853,389
Other assets	36,190	129,111
Accounts payable	(33,956)	254,178
Other accrued liabilities	(970,662)	(1,048,659)
Unearned revenue	589,078	1,854,838

Net cash provided by operating activities	8,223,803	9,735,150

Cash flows from investing activities:
Additions to property and equipment	(2,599,247)	(3,126,409)
Purchase of additional shares in investment	(34,609)	(29,274)

Net cash used in investing activities	(2,633,856)	(3,155,683)

Cash flows from financing activities:
Proceeds from exercise of stock options	599,657	1,829,231
Proceeds from issuances of shares under employee stock purchase plan	110,809	178,635
Cash paid to acquire treasury stock	(3,492,429)	(912,222)

Net cash (used in) provided by financing activities	(2,781,963)	1,095,644

Foreign currency translation adjustment	(608,824)	165,983
Net increase in cash and cash equivalents	2,199,160	7,841,094
Cash and cash equivalents at beginning of period	45,037,099	34,731,362

Cash and cash equivalents at end of period	$47,236,259	$42,572,456

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A for the year ended December 31, 2003 filed with the SEC on March 10, 2004, March 16, 2004 and March 23, 2005, respectively. Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Results for interim periods are not necessarily indicative of results expected for the full year.

2. Restatement

The Company’s previously issued consolidated financial statements as of December 31, 2002 and 2003 and each of the years in the three-year period ended December 31, 2003, have been restated to reflect adjustments identified as a result of the Company’s Audit Committee investigation into allegations of improper revenue recognition and other financial improprieties in China and the Company’s subsequent internal review of previously issued financial statements. The adjustments recognized relate primarily to revenue recognition, timing of operating expense recognition primarily related to certain previously unadjusted audit differences, goodwill impairment and related income tax effects. The Company also restated previously issued consolidated financial statements for the quarters ended March 31, and June 30, 2004. The restatement impacts the three months ended September 30, 2003 as described hereunder.

The Company made adjustments that decreased revenues. These revenue adjustments principally relate to reseller arrangements, fixed price services contracts, and hosting arrangements of approximately $400,000 for the three months ended September 30, 2003. A portion of this adjustment was offset by related decreases in expenses as described below.

The Company made adjustments that decreased general and administrative expenses. These adjustments principally relate to bad debt expense offsetting the above revenue recognition adjustments described above and to certain previously unadjusted audit differences of approximately $26,000 as of September 30, 2003.

The net effect of these adjustments to income (loss) before income taxes was a decrease of approximately $373,000 for the three months ended September 30, 2003. Earnings per share decreased by $0.01 for the quarter ended September 30, 2003.

Previously recorded cash balances recorded at the corporate level for our German subsidiary were understated for unrecorded currency gains on the cash account. As a result, cash increased by $122,319 as of September 30, 2003 with the corresponding offset recorded as a component of accumulated other comprehensive loss.

The impact of the above adjustments to net cash provided by operating activities was approximately $50,000 for the nine-month period ended September 30, 2003. The impact on the foreign currency translation adjustment component of the consolidated statement of cash flows was approximately $63,000 for the nine-month period ended September 30, 2003.

The Company’s diluted weighted average number of common shares outstanding decreased by 277,633 for the three-month period ended September 30, 2003 as a result of adjusting for the tax impact on assumed proceeds under the treasury stock method.

The financial results as of September 30, 2003 and notes thereto included in this Form 10-Q have been restated to include the effects of the corrections as follows:

	For the three months ended
	September 30, 2003	Adjustments	September 30, 2003
	As Reported		Restated
Statement of Operations Data:
Revenues:
Product	$6,210,698	$(426,202)	$5,784,496
Professional services and support	16,178,367	25,743	16,204,110

Total revenues	22,389,065	(400,459)	21,988,606

Cost of revenues:
Cost of product revenues	281,614	—	281,614
Cost of professional services and support revenues	7,208,993	(1,380)	7,207,613

Total cost of revenues	7,490,607	(1,380)	7,489,227

Gross profit	14,898,458	(399,079)	14,499,379
Operating expenses:
Sales and marketing	7,005,412	—	7,005,412
Product development	3,360,052	—	3,360,052
General and administrative	2,734,870	(25,728)	2,709,142

Total operating expenses	13,100,334	(25,728)	13,074,606

Operating income	1,798,124	(373,351)	1,424,773
Other income (expense):
Interest income, net	96,437	—	96,437
Other expense	(4,308)	—	(4,308)

Net other income	92,129	—	92,129

Income before income taxes	1,890,253	(373,351)	1,516,902
Income tax expense	661,589	(188,962)	472,627

Net income	$1,228,664	$(184,389)	$1,044,275

Basic net income per share	$0.06	$(0.01)	$0.05

Diluted net income per share	$0.06	$(0.01)	$0.05

Basic weighted average number of common shares outstanding	20,225,325	—	20,225,325

Diluted weighted average number of common shares outstanding	20,965,681	(277,633)	20,688,048

	For the nine months ended
	September 30, 2003	Adjustments	September 30, 2003
	As Reported		Restated
Statement of Operations Data:
Revenues:
Product	$19,003,979	$(503,088)	$18,500,891
Professional services and support	49,557,877	76,016	49,633,893

Total revenues	68,561,856	(427,072)	68,134,784

Cost of revenues:
Cost of product revenues	884,562	—	884,562
Cost of professional services and support revenues	22,318,130	(39,380)	22,278,750

Total cost of revenues	23,202,692	(39,380)	23,163,312

Gross profit	45,359,164	(387,692)	44,971,472
Operating expenses:
Sales and marketing	22,231,766	—	22,231,766
Product development	9,250,362	—	9,250,362
General and administrative	8,995,153	(21,021)	8,974,132

Total operating expenses	40,477,281	(21,021)	40,456,260

Operating income	4,881,883	(366,671)	4,515,212
Other income (expense):
Interest income, net	330,850	—	330,850
Other expense	(1,435,025)	—	(1,435,025)

Net other expense	(1,104,175)	—	(1,104,175)

Income before income taxes	3,777,708	(366,671)	3,411,037
Income tax expense	1,338,844	(127,636)	1,211,208

Net income	$2,438,864	$(239,035)	$2,199,829

Basic net income per share	$0.12	$(0.01)	$0.11

Diluted net income per share	$0.12	$(0.01)	$0.11

Basic weighted average number of common shares outstanding	20,109,414	—	20,109,414

Diluted weighted average number of common shares outstanding	20,599,767	(183,883)	20,415,884

3. Segment and Geographic Information

We have one business segment for reporting purposes, Asset Performance Management, which we manage over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning our operations in different geographical regions is as follows:

As of and for the three months ended September 30, 2004 and 2003:

	United States and Canada	Europe	Latin America	Asia	Total
September 30, 2004:

Total revenues	$13,898,174	$5,916,197	$1,715,158	$1,345,569	$22,875,098
Operating income	1,079,714	118,324	34,303	26,911	1,259,252
Total assets	57,402,999	18,361,149	4,161,979	4,738,999	84,665,126

September 30, 2003:
(restated)

Total revenues	$13,676,884	$5,546,996	$1,453,020	$1,311,706	$21,988,606
Operating income	1,258,539	110,940	29,060	26,234	1,424,773
Total assets	54,729,753	17,158,106	3,591,678	6,510,277	81,989,814

As of and for the nine months ended September 30, 2004 and 2003:

	United States and Canada	Europe	Latin America	Asia	Total
September 30, 2004:

Total revenues	$42,573,557	$18,701,044	$4,620,432	$4,442,955	$70,337,988
Operating income	5,096,992	374,021	92,409	88,859	5,652,281
Total assets	57,402,999	18,361,149	4,161,979	4,738,999	84,665,126

September 30, 2003: (restated)

Total revenues	$43,126,643	$16,567,750	$4,321,631	$4,118,760	$68,134,784
Operating income	4,015,049	331,355	86,433	82,375	4,515,212
Total assets	54,729,753	17,158,106	3,591,678	6,510,277	81,989,814

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

4. Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of September 30, 2004 and 2003 is as follows:

	Income	Shares	Per Share Amount
For the three months ended:
September 30, 2004:
Basic net income per share	$874,086	19,931,573	$0.04

Effect of dilutive securities:
Stock options	—	172,875

Diluted net income per share	$874,086	20,104,448	$0.04

September 30, 2003: (restated)
Basic net income per share	$1,044,275	20,225,325	$0.05

Effect of dilutive securities:
Stock options	—	462,723

Diluted net income per share	$1,044,275	20,688,048	$0.05

For the nine months ended:
September 30, 2004:
Basic net income per share	$3,827,595	20,051,681	$0.19

Effect of dilutive securities:
Stock options	—	197,992

Diluted net income per share	$3,827,595	20,249,673	$0.19

September 30, 2003: (restated)
Basic net income per share	$2,199,829	20,109,414	$0.11

Effect of dilutive securities:
Stock options	—	306,470

Diluted net income per share	$2,199,829	20,415,884	$0.11

Antidilutive shares totaling 2,888,709 and 1,361,734 were excluded from the diluted net income per share calculations for the three months ended September 30, 2004 and 2003, respectively, and antidilutive shares totaling 2,764,434 and 2,860,830 were excluded from the diluted net income per share calculations for the nine months ended September 30, 2004 and 2003, respectively.

5. Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied for the three and nine months ended September 30, 2004 and 2003.

	Three months ended
	September 30, 2004	September 30, 2003
		(restated)
Net income as reported	$874,086	$1,044,275
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	733,654	481,712

Pro forma net income	$140,432	$562,563

Basic net income per share:
As reported	$0.04	$0.05

Pro forma	$0.01	$0.03

Diluted net income per share:
As reported	$0.04	$0.05

Pro forma	$0.01	$0.03

	Nine months ended
	September 30, 2004	September 30, 2003
		(restated)
Net income as reported	$3,827,595	$2,199,829
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	2,266,422	2,143,393

Pro forma net income	$1,561,173	$56,436

Basic net income per share:
As reported	$0.19	$0.11

Pro forma	$0.08	$0.00

Diluted net income per share:
As reported	$0.19	$0.11

Pro forma	$0.08	$0.00

The Company uses the Black Scholes option-pricing model to value the employee and director stock-based compensation plans. The following assumptions were used for grants and purchase rights valued during the quarter ended September 30, 2004 and 2003: an expected dividend rate of 0% and 0%, an expected volatility of 85.2% and 92.7%, a risk-free rate of 3.26% and 3.13% and an expected life of 4.4 years and 4.7 years, respectively.

6. Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

As a result of the Audit Committee’s investigation of the Company’s Chinese operations, the Company believes that there may be risks associated with potential fines and penalties in China that the Company may incur. Currently, there are no such fines or penalties outstanding and any such amounts that the Company may incur cannot be reasonably estimated at this time. During the three months ended December 31, 2004, we have incurred approximately $1.2 million in expenses associated with the investigation, the subsequent global accounting review, and efforts to regain financial reporting compliance, and we estimate that we will incur approximately $800,000 in expenses in connection with such matters during the three months ended March 31, 2005. We are unable to predict the expenses associated with such matters beyond March 31, 2005.

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

Restatement

On February 23, 2005, we filed a Form 8-K announcing that we were restating our financial statements for fiscal years ended December 31, 2001, 2002, and 2003, as well as quarterly financial statements for the quarters ended March 31, 2004 and June 30, 2004. On March 23, 2005, we filed Amendment No. 2 on Form 10-K/A for the year ended December 31, 2003 and Amendment No. 1 on Form 10-Q/A for each of the quarters ended March 31 and June 30, 2004.

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

The net effect of these adjustments to income before income taxes was a decrease of $373,000 for the three months ended September 30, 2003. The net effect of these adjustments to earnings per share was a decrease of $0.01 for the three months ended September 30, 2003.

Overview

We provide asset performance management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500. Through asset performance management, customers can maintain, manage, and improve the performance of their capital asset infrastructure, such as manufacturing equipment, fleet, and facilities.

Growth in profits for a software company is strongly tied to license revenues. License revenues typically result in subsequent service and support revenues. Growth in profits is also strongly tied to product quality, functionality and performance, and we can only achieve this by continuing to invest in our product offering. When we sell to a customer, we typically commit to an arrangement consisting of application licenses, services and support. We also offer services to host the licensed application, and, in a typical quarter, 10% to 20% of our licenses are sold to customers who also elect to use our hosting services. Our support revenue is a key source of recurring revenue and profitability in our business.

Our gross margin, which measures net revenues less cost of revenues sold as a percentage of total revenues, improved slightly in the third quarter of 2004 compared to the third quarter of 2003 because of an increase in service and customer support productivity. Our operating margin, which measures operating income as a percentage of total revenues, declined in the third quarter of 2004 compared to the third quarter of 2003 due largely to higher product development and administrative costs. Our cost structure primarily consists of salaries, wages, and benefits provided to our employees.

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

We typically see reduced service revenues in the third and fourth quarters of our calendar year due to lower utilization of our services from Europe in the summer and fewer available billable days in the November and December months due to holidays and customer site shutdowns. The first and third quarters have traditionally been weaker for license sales, but this has become harder to predict given larger deal sizes and less predictable sales cycles associated with Datastream 7i. This seasonality, combined with the extended sales cycles, may cause our results to vary materially from quarter to quarter.

Results of Operations

Total Revenues: Total revenues increased 4% to $22.9 million, in the third quarter of 2004 from $22.0 million in the third quarter of 2003. The increase is due to an estimated 15% increase in Datastream 7i license sales which are generally larger in average deal size relative to Datastream’s traditional client server legacy product lines. Total revenues increased 3% to $70.3 million for the first nine months of 2004 from $68.1 million for the first nine months of 2003 due to an increase in Datastream 7i license sales, support revenues and application hosting revenues. We expect Datastream 7i license revenues as a percentage of total license revenues to increase given the strength of the technology, the benefits to customers, and the focus on this product by the sales force. While service revenues decreased through the course of 2003, service revenues have trended up through the course of 2004 following the general increase in Datastream 7i license revenues as a percentage of total license revenues which typically carry larger service contracts. International revenues, including Canada, increased 9% to $9.8 million (43% of total revenues) in the third quarter of 2004, as compared to $9.0 million (41% of total revenues) in the third quarter of 2003, due primarily to foreign currency changes. International revenues, including Canada, increased 11% to $29.7 million (42% of total revenues) for the first nine months of 2004, as compared to $26.8 million (39% of total revenues) in the first nine months of 2003, due primarily to foreign currency changes. See Note 3 to the consolidated financial statements.

Software Product Revenues: Software product revenues increased 10% to $6.4 million (28% of total revenues) in the third quarter of 2004 from $5.8 million (26% of total revenues) in the third quarter of 2003 due to an estimated 15% increase in Datastream 7i license sales. Software product revenues increased 5% to $19.5 million (28% of total revenues) for the first nine months of 2004 from $18.5 million (27% of total revenues) for the first nine months of 2003 due to generally improved economic conditions.

Professional Services and Support Revenues: Professional services and support revenues increased 2% to $16.5 million (72% of total revenues) in the third quarter of 2004 from $16.2 million (74% of total revenues) in the third quarter of 2003 due primarily to increased service revenues associated with growth in Datastream 7i projects and improved economic conditions. Professional services and support revenues increased 2% to $50.8 million (72% of total revenues) for the first nine months of 2004 from $49.6 million (73% of total revenues) for the first nine months of 2003 due to increased support revenues from existing support customers.

Cost of Product Revenues: Cost of product revenues consists of software purchased for resale, royalties paid to vendors of third party software, cost of product packaging, cost of media, and shipping expenses. Cost of product revenues increased 10% to $309,743 (5% of product revenues) in the third quarter of 2004, as compared to $281,614 (5% of product revenues) in the third quarter of 2003. This increase relates primarily to increased third party royalty fees. Cost of product revenues increased 14% to $1.0 million (5% of product revenues) for the first nine months of 2004, as compared to $884,562 (5% of product revenues) for the first nine months of 2003 because of higher third party royalty fees due to an increase in third party software sales in Europe.

Cost of Services and Support Revenues: Cost of services and support revenues increased 3% to $7.4 million (45% of services and support revenues) in the third quarter of 2004, as compared to $7.2 million (44% of services and support revenues) in the third quarter of 2003. This increase is attributable to increased service costs in Europe of approximately $450,000 associated with higher service revenue in this region. Cost of services and support revenues decreased 3% to $21.6 million (42% of services and support revenues) for the first nine months of 2004, as compared to $22.3 million (45% of services and support revenues) for the first nine months of 2003. The decreases are primarily due to global reductions in salaries and related expenses of approximately $900,000 associated with reduced headcount of higher cost personnel.

Sales and Marketing Expenses: Sales and marketing expenses decreased 1% to $6.9 million (30% of total revenues) in the third quarter of 2004 from $7.0 million (32% of total revenues) in the third quarter of 2003. The decrease in sales and marketing expenses is a result of reduced expenditures associated with non-productive sales personnel. Sales and marketing expenses decreased 3% to $21.6 million (31% of total revenues) for the first nine months of 2004 from $22.2 million (33% of total revenues) for the first nine months of 2003. The decrease in sales and marketing expenses is due to approximately $113,000 in reduced advertising and $330,000 in reduced field marketing expenses.

Product Development Expenses: Total product development expenses increased 3% to $3.5 million (15% of total revenues) in the third quarter of 2004 from $3.4 million (15% of total revenues) in the third quarter of 2003 and increased 13% to $10.5 million (15% of total revenues) for the first nine months of 2004 from $9.3 million (14% of total revenues) for the first nine months of 2003. The increase in total product development expense is a result of increased investment in asset performance management functionality associated with the Company’s future releases of Datastream 7i.

General and Administrative Expenses: General and administrative expenses increased 26% to $3.4 million (15% of total revenues) in the third quarter of 2004 from $2.7 million (12% of total revenues) in the third quarter of 2003 due to foreign currency transaction losses of approximately $365,000, increased professional fees associated with the Sarbanes-Oxley compliance of approximately $290,000, and professional fees and tax settlements of approximately $300,000 associated with Company’s activities in China. General and administrative expenses increased 12% to $10.1 million (14% of total revenues) for the first nine months of 2004 from $9.0 million (13% of total revenues) for the first nine months of 2003 due primarily to foreign currency transaction losses of approximately $365,000 and increased professional fees associated with Sarbanes-Oxley compliance of approximately $345,000. General and administrative expenses will continue to increase due to compliance related to the Sarbanes-Oxley Act of 2002 and increased legal and professional fees relating to the Company’s investigation of its China operations and the ensuing global accounting review that led to the restatements discussed in Note 2 (Restatements) to the consolidated financial statements. During the three months ended December 31, 2004, we have incurred approximately $1.2 million in expenses associated with the investigation, the subsequent global accounting review, and efforts to regain financial reporting compliance, and we estimate that we will incur approximately $800,000 in expenses in connection with such matters during the three months ended March 31, 2005. We are unable to predict the expenses associated with such matters beyond March 31, 2005.

Tax Rate: Our effective tax rate was 39% and 31% for the third quarter of 2004 and 2003, respectively. Our effective tax rate was 37% and 36% for the first nine months of 2004 and 2003, respectively. The rates increased for the first three and nine months of 2004 because we booked an additional valuation allowance against our deferred tax assets related to foreign net operating losses which may not be utilizable in the foreseeable future.

Net income: Net income decreased to $874,086 (4% of total revenues) in the third quarter of 2004 from net income of $1.0 million (5% of total revenues) in the third quarter of 2003 primarily due to increased general and administrative expenses, mainly related to the professional fees and other expenses associated with Sarbanes-Oxley compliance. Net income increased to $3.8 million (5% of total revenues) for the first nine months of 2004 from net income of $2.2 million (3% of total revenues) for the first nine months of 2003. The improvement is attributed to better productivity with service, sales and customer support activities in the context of increased administrative and development costs in 2004 and a large non-operating expense in 2003.

Financial Condition

Consolidated total assets were $84.7 million at September 30, 2004, approximately equal to the balance at December 31, 2003. A $2.2 million increase in cash, a $0.3 million increase in property and equipment and an increase of approximately $0.5 million in unbilled revenue in 2004 was offset by a $1.4 million decrease in deferred income taxes, a $1.2 million decrease in accounts receivable, and a $0.3 million decrease in income taxes receivable.

Consolidated total liabilities were $29.7 million at September 30, 2004, a decrease of approximately $0.4 million from $30.1 million at December 31, 2003. The decrease was primarily from a reduction in accrued liabilities, partially offset by an increase in unearned revenue.

Cash and cash equivalents increased 11% to $47.2 million at September 30, 2004 compared to $42.6 million at September 30, 2003. Cash and cash equivalents increased 5% to $47.2 million at September 30, 2004 compared to $45.0 million at December 31, 2003. Cash increased due to improvements in profitability, reductions in accounts receivable and reductions to deferred tax assets and tax receivables.

Liquidity and Capital Resources

We have funded our operating activities primarily with cash generated from operations. We ended the third quarter of 2004 with $47.2 million in cash and cash equivalents, which are defined as highly liquid securities with maturities of 90 days or less.

Cash provided by operations decreased 15% to $8.2 million for the nine months ended September 30, 2004 from $9.7 million for the nine months ended September 30, 2003. The decrease was primarily the result of significant reductions in accounts receivable and unbilled revenue in 2003 relative to 2004, associated with improvements in collections in the 2003 period. Additionally, the decrease reflects a larger increase in unearned revenue in 2003 relative to 2004 due to increased operational focus on customer support revenues in 2003.

Net cash used in investing activities decreased 19% to $2.6 million for the nine months ended September 30, 2004 compared to approximately $3.2 million for the nine months ended September 30, 2003. The decrease was primarily due to building renovations at our corporate headquarters that occurred during the first half of 2003.

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2004 resulting from increased activity to acquire treasury stock as a part of the Company’s authorized stock repurchase plan. This compares to net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2003 due to increased proceeds from the exercise of employee stock options in 2003, partially offset by decreased activity to acquire treasury stock.

On August 15, 2003, we announced that the board of directors had authorized a plan to repurchase up to 1,000,000 shares of our outstanding common stock. This plan expires August 15, 2005. Subject to availability, the repurchases may be made from time to time in the open market or otherwise at prices that management deems appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. We repurchased 135,000 shares for approximately $879,000 during the third quarter of 2004, and 574,800 shares overall for $4.2 million under the current plan. The aggregate number of shares repurchased under all prior and current plans was approximately 1.7 million shares repurchased for $12.2 million as of September 30, 2004.

As of September 30, 2004, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Critical Accounting Estimates and Polices

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition, income taxes and the allowance for doubtful accounts receivable encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For additional discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements included in our Form 10-K/A for the fiscal year ended December 31, 2003.

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

Income Taxes - We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of September 30, 2004 and December 31, 2003, we had approximately $4.2 million and $5.6 million, respectively, in deferred tax assets, net of valuation allowances.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at September 30, 2004.

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

Recent Accounting Pronouncement

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for us beginning with the third quarter of fiscal year 2005. We are currently evaluating the impact of SFAS 123(R) on our consolidated financial statements. See Note 1 for information related to the pro forma effect on our reported net income and net earnings per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company did not experience any material changes in market risk in the third quarter of 2004.

ITEM 4.	Controls and Procedures

As previously disclosed in a Current Report on Form 8-K which we filed on February 23, 2005 and as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements, we have determined that certain internal control deficiencies existed at our Chinese subsidiary, including a lack of oversight and local knowledge of revenue recognition with respect to revenue from resellers in accordance with U.S. generally accepted accounting principles, inadequate retention of documentation of the financial stability of our resellers and an inadequate control structure and management oversight for our Chinese subsidiary. In addition, we have determined that certain internal control deficiencies existed in our Asia-Pacific and Latin American operations. These deficiencies included lack of management oversight and insufficient training of international accounting personnel in regards to revenue recognition rules applicable to our industry. The internal control deficiencies at our Chinese subsidiary and our Asia-Pacific and Latin American operations resulted in the improper recognition of revenues generated from certain resellers in our Asia-Pacific and Latin American operations on an accrual basis rather than upon cash receipt; with respect to our Latin American operations, the premature and improper recognition of revenue in light of the late timing of the receipt of evidence of an arrangement as required by our policy and U.S. generally accepted accounting principles; and certain liabilities were recorded in periods prior or subsequent to the period in which the liability was incurred. In addition, we have also determined that the amount of goodwill impairment charge for the year ended December 31, 2001 was incorrect due to not properly accounting for foreign exchange translation relating to the foreign goodwill. This error also impacted years prior to 2001, the amounts of which have been recorded in the beginning balances of stockholders’ equity in the fiscal year 2001. Based on the impact of the foregoing to our financial statements, we determined to restate our financial statements for fiscal years ended December 31, 2001, 2002, and 2003, as well as quarterly financial statements for the quarters ended March 31, 2004 and June 30, 2004.

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

In order to remediate the reseller revenue and evidence of an arrangement internal control deficiencies, management has implemented the following measures as of the date of filing of this Form 10-Q/A:

China Operations

•	The separation from employment of personnel in China that may have been involved in improper revenue recognition,

•	Lowered the threshold of license revenue that must be reviewed by corporate headquarters,

•	Hired additional accounting personnel,

•	Reassigned an executive from the U.S. headquarters to manage our Asia-Pacific operations, including those in China, and

•	Required maintenance of documentation of the assessment of financial stability of all distributors along with payment history and reviewing agreements and business practices for indications of contingent revenues. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt. In markets where revenue is contingent per written agreement or business practices and history indicates that revenue is contingent from distributors, we now recognize distributor revenue upon cash receipt.

Reseller Operations in Asia-Pacific and Latin America Regions

•	Hired replacement accounting personnel and additional accounting personnel at corporate,

•	Required maintenance of documentation of the assessment of financial stability of all distributors along with payment history and reviewing agreements and business practices for indications of contingent revenues. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt. In markets where revenue is contingent per written agreement or business practices and history indicates that revenue is contingent from distributors, we now recognize distributor revenue upon cash receipt, and

•	Reassigned an executive from the U.S. headquarters to manage our Asia-Pacific operations.

Latin America Operations

•	Replaced departed accounting personnel;

•	Lowered the threshold of license revenue that must be reviewed by corporate headquarters;

•	Implemented guidelines surrounding proper revenue recognition policies, including what constitutes proper and timely evidence of an arrangement;

•	Restructured management reporting structure, as well as identification of quarterly risks through a more formal process and documenting those assessments; and

•	Engaged outside consultants to supplement our internal accounting personnel.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. In light of the issues referenced above, we believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004, due to the existence of the internal control deficiencies described above.

As previously disclosed, we have committed significant resources to focus on our internal controls and procedures, including compliance with the requirements of the Sarbanes-Oxley Act of 2002.

During the course of our review of internal controls and procedures the following control deficiencies were noted:

International Operations

Certain management and financial controls are decentralized, which increases the likelihood of control weaknesses. In particular, we transact business in multiple languages and we rely on internationally-based accounting personnel, most of whom are not fully trained on U.S. generally accepted accounting principles. Due to the decentralized nature of our operations and certain financial controls, there is increased burden on limited management resources to perform additional reviews of significant contracts and reconciliations from foreign jurisdictions, which increases the risk that an error might not be detected on a timely basis. These deficiencies, which were noted across all of the Company’s operating divisions, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function.

We have planned to take or have taken the following steps to enhance the internal controls surrounding the international operations:

•	Hire additional accounting staff,

•	Implement stricter controls and oversight of revenue recognition policy and procedures,

•	Increase international staff training to ensure compliance with generally accepted accounting principles and company policies.

•	Centralize accounting processes over the course of time.

Accounting Policies and Procedures Surrounding Revenue Recognition

Our accounting policies and procedures surrounding revenue recognition are not adequately documented and effectively communicated on an international basis. The lack of comprehensive formal procedures and adequate training increases the risk that a transaction will not be accounted for consistently and in accordance with established generally accepted accounting principles.

We have planned to take or have taken the following steps to enhance the internal controls surrounding accounting policies and procedures surrounding revenue recognition:

•	Implement formal and comprehensive revenue recognition policies and procedures worldwide.

•	Implement strict oversight controls of revenue recognition policy and procedures.

•	Increase training of international staff to ensure compliance with generally accepted accounting principles and company policies.

•	Centralize accounting processes over the course of time.

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the quarter ended September 30, 2004, we have implemented the remedial measures outlined above to address the identified material weakness in connection with the preparation of our financial statements included in this Form 10-Q for the quarter ended September 30, 2004. In addition, subsequent to the quarter ended September 30, 2004, we have been conducting a thorough review and evaluation of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	—	—	—	560,200
August 1 – August 31, 2004	76,000	$6.59	76,000	484,200
September 1 – September 30, 2004	59,000	6.41	59,000	425,200

Total	135,000	$6.51	135,000	425,200

(1)	The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock of the Company. The plan expires on August 15, 2005.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.

Date: March 23, 2005	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer (principal financial and accounting officer)

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