Form 10-K
period 2004-12-31
DATASTREAM SYSTEMS INC
filed 2005-09-15
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.01 par value

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $125,636,886. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of August 31, 2005: 19,985,647.

DATASTREAM SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2004

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements and we have described many such items under “Risk Factors” set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Such factors include, but are not limited to: because our common stock is quoted on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”), rather than being listed on a national securities exchange or automated quotation system, there is no established public trading market for our common stock and it may be difficult to either dispose of or obtain quotations as to the price of our common stock; we have no control over how actively market makers quote our common stock on the Pink Sheets and market makers may choose not to quote our common stock, thereby negatively affecting the liquidity of our common stock; we could experience further delays in completing and filing our Form 10-Q for the quarter ended March 31, 2005 and Form 10-Q for the quarter ended June 30, 2005; even if we regain compliance with our filing requirements under the Exchange Act, there can be no assurance that we will satisfy the standards for listing on the Nasdaq Stock Market (“Nasdaq”) or that Nasdaq will allow our common stock to be relisted on the Nasdaq National Market or Nasdaq SmallCap Market; with respect to our review of our internal controls, we had material weaknesses at December 31, 2004 that related to the control deficiencies identified during the restatement period and we and our independent registered public accounting firm were unable to conclude that our internal control over financial reporting was working effectively at December 31, 2004; increasing competition in the markets in which we compete; the stability of our strategic relationships with third party suppliers and technologies; our ability to: sell larger and more complex software solutions, successfully transition to the development of further Internet-based products, successfully manage our international operations, enhance our current products and develop new products and services that address technological and market developments; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; our ability to generate future revenue and profits from our Datastream 7i Buy strategy; significant delays in product development and our ability to be an innovator in the industry; our ability to detect software bugs or errors to avoid a correction to or delay in the release of our products; risks unique to government contracts that may have a detrimental impact on our operating results; deterioration of economic and political conditions; continued acceptance of the Internet for business transactions; recruiting and retaining key employees; our ability to adequately protect our proprietary rights; security risks and concerns that may deter use of the Internet for our applications; our ability to maintain effective internal controls over financial reporting; fluctuations in our stock price since our initial public offering; and our articles of incorporation and bylaws may inhibit a takeover that would be in the stockholders’ best interest. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

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

Total Datastream 7i revenues, including product revenues and service and support revenues, were approximately 47%, 53%, and 60% of total revenues in 2002, 2003, and 2004, respectively.

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

Customers

For over nineteen years, we have provided asset management software and services to the marketplace. We have over 6,800 customers whom we actively support, and this customer base includes more than 60 percent of the Fortune 500. We have sold systems in 140 countries and in nearly every industry. We sell to our customers and prospective customers through a combination of direct sales, telesales and international distributors in virtually every major industry. Although we have customers in nearly every industry, we have specific strength in government, healthcare, manufacturing, oil and gas, pharmaceutical, transportation, and public utility industries.

No customer has represented more than 5% of our total annual revenues in any of the last three fiscal years.

Sales and Marketing

We sell our products and services through approximately 164 sales professionals (as of June 15, 2005), which includes a direct sales force of approximately 56 and a telesales force of approximately 30. There are approximately 78 sales personnel who represent pre-sales engineers, management, research, and lead qualification. We use internal and third-party systems to help manage our sales, marketing and customer support processes.

Our marketing department consists of approximately 28 employees (as of June 15, 2005) and is responsible for marketing through public relations, industry analyst relations, customer reference programs, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design, product marketing, collateral development and provides input for our product development efforts.

Internationally, we market our software and services from offices in Argentina, Brazil, Chile, China, France, Germany, Italy, Mexico, the Netherlands, Singapore, and the United Kingdom. In addition, we have a network of affiliates located throughout the balance of Europe, Latin America and the Asia Pacific. For financial information about our segment and operations in different geographic locations, see note 10 of our consolidated financial statements.

Alliances and Partners

We have established marketing agreements with various partners such as IBM Global Services, Oracle Corporation, Microsoft Corporation, Cognos, DataDirect, I-NetSoftware, and webMethods.

We have established formal relationships with over 200 active industrial parts and office product vendors such as Applied Industrial, Fastenal, Grainger, Motion Industries, Office Depot, MSC Industrial Direct and WESCO. These supplier partners are electronically connected to the Datastream 7i Buy trading network and serve to streamline and optimize the supply chain of spare parts required by our application customers.

We have reseller partners internationally to address regions or markets of the world where it is not economical to have a direct presence. Revenues sold through this channel represent less than 5% of total revenues for each of the last three years.

Professional Services

We offer seven types of value added professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as asset management or preventive maintenance, (ii) technical services, which provide on-site installation and systems integration services, (iii) configuration services, which enhance the functionality of a customer’s system, (iv) spare parts purchasing and management services, (v) product and customer support services, (vi) project management, and (vii) customer training. As of June 15, 2005, we employed approximately 236 service and support personnel worldwide, of which approximately 152 were professional service personnel and 84 were support personnel.

Product and customer support services include unlimited, toll-free international access to our support staff, product updates and upgrades, a searchable Internet site for common questions and requests, an Internet-based support tool for self-help via the Internet, e-mail support and an Internet-based file download service. We also offer a premium support service, under which a customer receives a dedicated analyst for direct level support, faster response and issue resolution commitments, and tailored customer management programs to meet specific customer needs. We provide support for our international customers via a tiered approach: first-level support is provided by a network of partners in conjunction with the local office with back-up expertise offered through the European technical center in Grenoble, France and the North American technical center in Greenville, South Carolina. Support related revenue is an important source of recurring revenue and profitability to our Company.

Hosting Services

Our customers have the option of accessing the functionality of Datastream 7i through hosting services that we provide for a monthly fee. This offering allows customers to access product functionality without the complexities and costs of managing such applications internally. Customers typically purchase the license for Datastream 7i and pay a hosting fee that covers the price of hosting.

The hosted offering is housed on a highly reliable, fault tolerant platform located in a UUNet data center. The data center is a generation 3 UUNet facility providing hardened security, direct access to the UUNet backbone through multiple paths, redundant power, and redundant HVAC. The hosted offering is SAS 70 type II compliant.

Product Development

Our ability to design, develop, test and support new product technology and enhancements in a timely manner is essential to our future success. As of June 15, 2005, our product development group consisted of 98 people, focused on four key functions: development, quality assurance, documentation, and localization. The Development group consisted of approximately 40 software developers, most of whom hold advanced programming or engineering degrees. We also utilize development contractors for certain product development projects. During the years ended December 31, 2002, 2003 and 2004, we spent $10.7 million, $12.4 million, and $14.0 million, respectively, on product development.

Competition

Our market for application software is intensely competitive. The principal methods of competition in this market include product performance, functionality, price and services. Certain of our existing competitors have greater financial, marketing, service and support and technical resources than Datastream. We compete with enterprise resource planning (ERP) vendors such as IFS, Oracle and SAP, who offer enterprise-wide management systems with asset management modules. We also compete with traditional providers of asset management software such as Indus International and MRO Software.

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

Intellectual Property

Our success is heavily dependent upon the technological and creative skills of our personnel and how successfully we can safeguard our efforts in developing and enhancing our software and related technology through the protection of our intellectual property rights, brand name, and associated goodwill. We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our software from competitors’ products. For example, we take measures to avoid disclosure of our trade secrets, including, but not limited to, requiring employees and certain consultants, customers, prospective customers, and others with which we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. We also enter into license agreements with our customers, business partners and resellers that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. These license agreements impose restrictions on the use of our technology, including prohibiting the reverse engineering or decompiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to the source code for our products. While some of our license agreements require us to place the source code for licensed software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against us. Certain agreements may also provide that a licensee access and use the escrowed source code if we fail to provide specified software support.

We claim exclusive title to and ownership of the software we develop. We also seek to protect our software, documentation and other proprietary information under the trade secret, copyright and trademark laws. We assert copyright in our software, documentation and other qualifying works of authorship. We also assert trademark rights in and to our name, product names, logos and other markings that are designed to permit customers to identify our goods and services and differentiate them from other sources. We regularly file for and have been granted trademark protection from the U.S. Patent and Trademark Office and in other countries for qualifying marks.

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

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, and believe that our products, trademarks, service marks and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that such parties will not assert infringement claims against us. In addition, we license from third parties certain technology that is incorporated into our software, and we bundle technology from third parties with our software. Any claims of infringement or misuse of intellectual property, even those without merit, made against us arising out of our own or third party technology, would be time-consuming and expensive to defend and would require us to address inherent uncertainties. The loss of proprietary technology or a successful claim against us could have a material adverse effect on our financial condition and results of operations.

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

Employees

As of June 15, 2005, we employed 618 personnel, including 192 sales and marketing personnel, 236 service and support representatives, 92 administrative personnel and 98 employees involved in product development. This includes both full-time and part-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreement. We consider relations with our employees to be good.

Segment and Geographic Information

See note 10 to the consolidated financial statements contained herein for information regarding our business segments and operations in different geographical regions.

Item 2.	Properties

We conduct our principal operations out of a headquarters building owned by the Company and located in Greenville, South Carolina and lease office space in Atlanta, Georgia. We own a building in Dessau, Germany, and we also lease office space for sales and administrative purposes in approximately 15 locations in Europe, Asia Pacific and Latin America.

Item 3.	Legal Proceedings.

We are occasionally involved in legal proceedings or other claims arising out of our operations in the normal course of business. No such current proceedings or claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value per share (the “Common Stock”), was traded on the Nasdaq National Market under the symbol DSTME through July 6, 2005. The chart below sets forth the high and low closing prices for each quarter of our last two completed fiscal years, during which time our Common Stock was traded on the Nasdaq National Market.

Quarter Ended	High	Low
March 31, 2003	$7.15	$4.81
June 30, 2003	$11.00	$6.55
September 30, 2003	$12.26	$7.55
December 31, 2003	$8.85	$6.96
March 31, 2004	$9.39	$7.16
June 30, 2004	$7.47	$6.17
September 30, 2004	$6.86	$6.19
December 31, 2004	$6.93	$5.87

Effective with the opening of business on July 7, 2005, our Common Stock was delisted from the Nasdaq National Market; therefore, there is currently no established public trading market for our Common Stock. Our Common Stock is currently quoted on the Pink Sheets under the symbol “DSTM.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We had approximately 307 stockholders of record as of August 31, 2005.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2004	—	—	—	425,200
November 1 – November 30, 2004	—	—	—	425,200
December 1 – December 31, 2004	—	—	—	425,200

Total	—	—	—	425,200

(1)	The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of our Common Stock. The plan expired on August 15, 2005.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands except per share data)
Statement of Operations Data:
Total revenues	$97,368	$89,351	$89,652	$90,661	$94,391
Total cost of revenues	42,023	35,265	32,795	30,772	30,674

Gross profit	55,345	54,086	56,857	59,889	63,717
Total operating expenses	75,913	69,395	54,585	53,252	58,092

Operating income (loss)	(20,568)	(15,309)	2,272	6,637	5,625
Net other income (expense)	(4,021)	792	543	(975)	649

Income (loss) before income taxes	(24,589)	(14,517)	2,815	5,662	6,274
Income tax expense (benefit)	(8,101)	(1,159)	1,025	1,971	2,302

Net income (loss)	$(16,488)	$(13,358)	$1,790	$3,691	$3,972

Basic net income (loss) per share	$(.82)	$(.65)	$.09	$.18	$.20

Diluted net income (loss) per share	$(.82)	$(.65)	$.09	$.18	$.20

Basic weighted average common shares outstanding (1)	20,009	20,403	20,138	20,136	20,001

Diluted weighted average common shares outstanding (1)	20,009	20,403	20,401	20,419	20,223

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Working capital	$30,127	$27,418	$30,678	$38,355	$42,345
Total assets	84,155	71,524	76,972	84,571	90,164
Long-term debt, less current portion	8	—	—	—	—
Total stockholders’ equity	59,252	48,209	48,842	54,484	56,650

(1)	See note 11 to the consolidated financial statements for discussion of calculation of basic and diluted weighted average common shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through the 1990s, we grew rapidly and became profitable. In 1999, we determined that we needed to address opportunities presented by the growing presence of the Internet, and we invested heavily in Internet technologies and services in the following years. As a result, we were not profitable from the first quarter of 2000 to the third quarter of 2001. We returned to profitability in the fourth quarter of 2001, the same quarter we released our new Internet products, which established the foundation of our current flagship product, Datastream 7i.

We have been profitable since 2002 as a result of the strength of our flagship product and cost reduction initiatives, and we expect to continue to be profitable in 2005. Growth in profits for a software company is strongly tied to license revenues. License revenues typically result in subsequent service and support revenues. Growth in profits is also strongly tied to product quality, functionality and performance, and we can achieve this only by continuing to invest in our product offering.

When we sell to a customer, we typically commit to an arrangement consisting of application licenses, services and support. We will also sell services to host the licensed application. We have seen an upward trend in average deal size in the past several years, as we have migrated to selling larger enterprise deals. An increase in average deal size typically increases the length of an average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may continue to be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always forecast the timing or amount of specific sales, and sales may vary from quarter to quarter. We expect to continue to experience a decline in the large number of relatively small orders that have been a staple of our marketing and sales efforts in the past.

We typically see weaker service revenues in the third and fourth quarters of our calendar year due to lower utilization from Europe in the summer and fewer available billable days in November and December due to holidays and customer site shutdowns. The first and third quarters have traditionally been weaker for license sales, but this has become harder to predict given larger deal sizes and less predictable sales cycles associated with Datastream 7i. This seasonality may cause our results to vary from quarter to quarter.

International revenues, which includes Canada, were approximately $40 million or 42% of total revenues in 2004, compared to $35.9 million or 40% of total revenues in 2003, and compared to $34.3 million, or 38.3% of total revenues in 2002.

Restatements; Internal Control Over Financial Reporting and Other Developments

We filed Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 10, 2004 (the “Annual Report”), to reflect the restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003. We also filed two Forms 10-Q/A containing restated financial information reflecting adjustments to our previously filed financial information in our Forms 10-Q for the quarters ended March 31 and June 30, 2004.

The net effect of the adjustments related to the restatements was an increase in earnings of $0.06 per share or approximately $1,081,000 for the fiscal year ended 2001 and a decrease to earnings per share of $0.01 or approximately $376,000 in 2003. There was no impact to earnings per share for the approximate adjustment of $23,000 for the year ended December 31, 2002.

As part of the restatements, we determined that certain control deficiencies existed at our Chinese subsidiary. Our Chinese subsidiary represents less than 1% of our annual revenues. These deficiencies included a lack of oversight and local knowledge of revenue recognition with respect to revenue from resellers in accordance with U.S. generally accepted accounting principles, inadequate retention of documentation of the financial stability of our resellers and an inadequate control structure and management oversight for our Chinese subsidiary. Due to the control deficiencies we noted in China, we also reviewed revenue recognition policies and procedures for certain other international regions. Company management and the Audit Committee concluded that revenues generated from certain resellers in our Asia-Pacific and Latin American operations should have been recognized upon cash receipt rather than on an accrual basis as a result of the uncertainty of collectibility from 2001 to 2004. We also concluded that our Latin American operations had improperly recognized revenue prematurely in light of the late timing of the receipt of evidence of an arrangement as required by Company policy and U.S. generally accepted accounting principles. In addition, during our review, we noted that certain expenses in Europe were recorded in periods prior or subsequent to the period in which the liability was incurred, and previously recorded cash balances recorded at the corporate level for our German subsidiary were understated for unrecorded currency gains on the cash account. Finally, our review revealed that goodwill associated with foreign acquisitions in 1996 and 1998 should have been accounted for in the country’s currency in which the acquisitions occurred and foreign currency translations on goodwill should have been recorded as a component of other comprehensive income prior to the goodwill impairment charge in 2001.

We expended significant time and resources in the fourth quarter of 2004 and the first quarter of 2005 that were required to complete the revenue recognition review, the restatement of our financial statements, and the amended Form 10-K for fiscal year 2003 and amended Forms 10-Q for the quarters ended March 31, and June 30, 2004 to reflect the restatements, all of which diverted efforts and resources from, and caused the delay in completing the fiscal 2004 year-end audit-related work, related internal control over financial reporting testing and preparation of this Form 10-K. We determined that internal control deficiencies existed at December 31, 2004 that were indicative of material weaknesses in our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” under Item 8. Financial Statements and Supplementary Data of this Form 10-K.

As previously disclosed in our press release and filing with the SEC, the Nasdaq Listing and Hearing Review Council (the “Listing Council”) reversed the prior decision of the Nasdaq Listing Qualifications Panel (the “Panel”) to grant us additional time to file our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005. In reversing the Panel’s prior decision, the Listing Council instructed the Panel to delist our common stock. Effective with the open of business on July 7, 2005, our common stock was delisted from the Nasdaq National Market, and there is no longer an established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “DSTM.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.

Results of Operations

The following paragraphs set forth our statement of operations data for the three years ended December 31, 2002, 2003, and 2004, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

2004 Compared to 2003 Compared to 2002

(in thousands, except percentage data)

Revenues:

Product Revenue

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Datastream 7i	$13,570	$16,047	$18,369	18.3%	14.5%
Legacy	$12,003	$9,027	$8,015	(24.8)%	(11.2)%
Product revenue	$25,573	$25,074	$26,384	(2.0)%	5.2%
Percentage of total revenues	28.5%	27.7%	28.0%

Product revenues consist of all software product sales including Datastream 7i, and legacy products such as MP2. We have one reportable segment and sell products out of fourteen different sales offices worldwide. The increase in 2004 product revenue compared to 2003 product revenue was the result of an increase in 7i product revenues of $2.3 million offset by a decrease in legacy product revenues of $1.0 million. We are unable to accurately estimate whether these trends will continue. The decrease in 2003 product revenue compared to 2002 product revenue is due to the continued transition from legacy products to Datastream 7i. The legacy products decrease of $3.0 million was higher than the increase in Datastream 7i sales of $2.5 million in 2003 compared to 2002.

Professional Services and Support Revenue

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Professional services and support	$64,078	$65,587	$68,007	2.4%	3.7%
Percentage of total revenues	71.5%	72.3%	72.0%

Professional services revenue includes consulting fees for product implementation and training. Support revenue includes fees charged to customers for technical, customer and application hosting services associated with the support of our products. Professional services revenue declined approximately 2% in 2004 compared to 2003 and 7% in 2003 compared to 2002, due to increased partnering with and competition from third-party service providers. The Company, accordingly, reduced costs related to services. Support revenue increased approximately 10% in 2004 and 16% in 2003 as compared to the prior year due to high support renewal rates and increased average support agreements associated with the larger sale sizes of Datastream 7i. We are unable to accurately estimate whether these trends will continue.

Cost of Revenues:

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Cost of product revenues	$1,246	$1,545	$1,305	24.0%	(15.5)%
Percentage of total revenues	1.4%	1.7%	1.4%
Cost of professional services and support revenues	$31,549	$29,227	$29,369	(7.4)	0.5
Percentage of total revenues	35.2%	32.2%	31.1%
Total costs of revenues	$32,795	$30,772	$30,674	(6.2)	(0.3)

Cost of Product Revenues

Costs of product revenues include the cost to purchase and duplicate software diskettes, the cost to print training manuals, costs associated with third party licensing, products or commissions, shipping charges and miscellaneous inventory charges.

Cost of Professional Services and Support Revenues

The cost of professional services includes employee wages, service contractor fees, travel expenses and other costs incurred to provide consulting services and training to customers. The cost of support revenues consists of employee-related costs to provide on-going support. The decreases as a percentage of revenue in 2004 and 2003 as compared to 2002 were due to planned reductions in professional services costs that corresponded to reduced professional services revenues. Support costs were approximately flat but declined as a percentage of support revenue over the three-year period ended December 31, 2004.

Operating Expenses:

Sales and Marketing

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Sales and marketing	$33,358	$29,696	$29,017	(11.0)%	(2.3)%
Percentage of total revenues	37.2%	32.8%	30.7%

Sales and marketing expenses include salary and related expenses, printed advertising, web advertising, conference and trade shows, direct mail marketing and publicity expense. The lower 2004 and 2003 costs, as compared to 2002, were primarily due to a 13% decrease in personnel and employee related expenses in 2003 as a result of planned reductions.

Product Development

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Product development	$10,683	$12,421	$13,979	16.3%	12.5%
Percentage of total revenues	11.9%	13.7%	14.8%

Product development costs consist of employee related expenses, contract labor expenses, and the allocation of general expenses related to the development of our products. The increase in 2004 as compared to 2003 was the result of continued investments in Datastream 7i functionality. The increase in 2003 as compared to 2002 was a result of the development of Datastream 7i Extended and Datastream 7i for the Microsoft SQL Server database. We are unable to accurately estimate whether these trends will continue.

General and Administrative

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
General and administrative	$10,544	$11,135	$15,096	5.6%	35.6%
Percentage of total revenues	11.8%	12.3%	16.0%

General and administrative expenses include the cost of our finance, human resources and information services. General and administrative expenses increased 35.6% to $15.1 million (16.0% of total revenues) in 2004 from $11.1 million (12.3% of total revenues) in 2003. The increase in 2004 was due primarily to the following:

•	The company’s investigation of its China operations and the ensuing global accounting review that led to the restatements to the consolidated financial statements resulted in approximately $1.5 million in increased expenses associated with audit fees, the investigation, the subsequent global accounting review, and efforts to regain financial reporting compliance.

•	Direct costs for compliance related to the Sarbanes-Oxley Act of 2002 totaled $0.6 million during 2004, and we believe indirect costs were in an order of magnitude of the direct costs as these activities significantly impacted almost every function within the Company.

•	Taxes and related penalties increased approximately $0.3 million in 2004 for non-compliance issues in China. The Chinese authorities renewed our license in June of 2005, and we did not incur and we do not anticipate any additional taxes or penalties related to this matter.

•	We estimate that the impact of converting expenses incurred in currencies other than the U.S. dollar for reporting purposes was approximately $0.6 million.

•	Bad debt expense increased $0.5 million due to customer accounts deemed uncollectible during 2004.

Restatement activities continued to impact general and administrative expenses in 2005 as we incurred approximately $1.5 million in expenses in connection with such matters during the six months ended June 30, 2005. These activities and related accounting matters are expected to continue through the quarter ending September 30, 2005 as we remediate internal control deficiencies and become current with our SEC filings.

General and administrative expenses increased 5.6% to $11.1 million (12.3% of total revenues) in 2003 from $10.5 million (11.8% of total revenues) in 2002. This increase is related to an increase in salary and salary-related expenses of $1.1 million, offset by a decrease in bad debt expense of $0.9 million, and an increase in miscellaneous utility expenses of $0.3 million.

Other Income/Expense

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Net other income (expense)	$543	$(976)	$649	N/M	N/M
Percentage of total revenues	0.6%	(1.1)%	0.7%

N/M – Not meaningful

Other income (expense) includes costs incurred that are not related to our normal course of business operations. Typically, this is interest income (expense) and gains (losses) on assets and liabilities not used in the normal course of business. The increase in 2004 compared to 2003 and the decrease in 2003 as compared with 2002 were the result of a write-down of a long-term investment of approximately $1.5 million in an unrelated entity. See the discussion related to Dovebid, Inc. under “Liquidity and Capital Resources.”

Income Taxes

	Year Ended December 31,			Percent Change
	2002	2003	2004	02-03	03-04
Income tax expense	$1,025	$1,971	$2,302	92.3%	16.8%
Percentage of total revenues	1.1%	2.2%	2.4%

Our effective income tax rate was 36.7% in 2004, 34.8% in 2003, and 36.4% in 2002. Income tax expense increased in 2004 and 2003 primarily because pre-tax income rose in each year. See Note 6 to the Consolidated Financial Statements for a reconciliation from the federal income tax rate to the actual tax expense.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2004. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and notes thereto. Our quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

	Quarter Ended
	2003				2004
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues:
Product	$6,422	$6,295	$5,785	$6,573	$6,540	$6,576	$6,394	$6,874
Professional services and support	16,345	17,085	16,204	15,954	16,787	17,559	16,481	17,180

Total revenues	22,767	23,380	21,989	22,527	23,327	24,135	22,875	24,054
Cost of revenues:
Cost of product revenues	221	382	282	661	487	211	310	297
Cost of professional services and support revenues	7,520	7,551	7,208	6,948	6,893	7,276	7,402	7,798

Total cost of revenues	7,741	7,933	7,490	7,609	7,380	7,487	7,712	8,095

Gross profit	15,026	15,447	14,499	14,918	15,947	16,648	15,163	15,959
Operating expenses:
Sales and marketing	7,251	7,975	7,005	7,464	7,329	7,321	6,917	7,450
Product development	2,870	3,020	3,360	3,171	3,392	3,516	3,546	3,525
General and administrative	3,573	2,692	2,709	2,161	3,363	3,281	3,441	5,011

Total operating expenses	13,694	13,687	13,074	12,796	14,084	14,118	13,904	15,986

Operating income (loss)	1,332	1,760	1,425	2,122	1,863	2,530	1,259	(27)
Net other income (expense)	159	(1,356)	92	128	140	141	176	192

Income before income taxes	1,491	404	1,517	2,250	2,003	2,671	1,435	165
Income tax expense	521	217	473	759	697	1,024	561	20

Net income	$969	$187	$1,044	$1,491	$1,306	$1,647	$874	$145

Basic net income per share	$0.05	$0.01	$0.05	$0.07	$0.06	$0.08	$0.04	$0.01

Diluted net income per share	$0.05	$0.01	$0.05	$0.07	$0.06	$0.08	$0.04	$0.01

The table below sets forth the percentage relationship of certain items to total revenues with regard to our results of operations for each of the eight quarters through the quarter ended December 31, 2004.

	Quarter Ended
	2003				2004
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues:
Product	28.2%	26.9%	26.3%	29.2%	28.0%	27.2%	28.0%	28.6%
Professional services and support	71.8	73.1	73.7	70.8	72.0	72.8	72.0	71.4

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	1.0	1.6	1.3	2.9	2.1	0.9	1.3	1.2
Cost of professional services and support revenues	33.0	32.3	32.8	30.9	29.5	30.1	32.4	32.7

Total cost of revenues	34.0	33.9	34.1	33.8	31.6	31.0	33.7	33.7

Gross profit	66.0	66.1	65.9	66.2	68.4	69.0	66.3	66.4
Operating expenses:
Sales and marketing	31.9	34.1	31.9	33.1	31.4	30.3	30.3	31.0
Product development	12.6	12.9	15.3	14.1	14.6	14.6	15.5	14.7
General and administrative	15.7	11.6	12.3	9.6	14.4	13.6	15.0	20.8

Total operating expenses	60.2	58.6	59.5	56.8	60.4	58.5	60.8	66.5

Operating income (loss)	5.8	7.5	6.4	9.4	8.0	10.5	5.5	(0.1)
Net other income (expense)	0.7	(5.8)	0.4	0.6	0.6	0.6	0.8	0.8

Income before income taxes	6.5	1.7	6.8	10.0	8.6	11.1	6.3	0.7
Income tax expense	2.3	0.9	2.1	3.4	3.0	4.3	2.5	(0.1)

Net income	4.2%	0.8%	4.7%	6.6%	5.6%	6.8%	3.8%	0.6%

Liquidity and Capital Resources

We fund our operating activities primarily with cash generated from operations. Our primary uses of cash are employee compensation and related expenses, marketing expenditures, overhead items such as rent and utilities, and capital expenditures such as computers, servers, network systems and building improvements. Our primary sources of cash are collections of license, service and support revenues. We ended 2004 with $50.0 million in cash and cash equivalents and short-term investments, a $5.0 million increase from $45.0 million in 2003. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our short-term investments consist of auction rate securities.

Cash provided by operations was approximately $10.2 million for the year ended December 31, 2004. We generated positive cash from operations primarily through increased profits, expenses, such as depreciation, recognized that did not require cash outlays and through prepayments for support and hosting services. In 2004, we used approximately $10.3 million in investing activities primarily related to the purchases of short-term investments as well as building improvements and purchases of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $2.7 million as $3.5 million in purchases of treasury stock through our share repurchase plans was somewhat offset by proceeds from the exercise of stock options and stock issuances under the employee purchase plan.

We believe that our capital expenditures for property and equipment in 2005 will be approximately 3% of total revenues. However, the actual capital expenditures for property and equipment in 2005 may change as business conditions fluctuate. Our research and development costs are likely to be higher in 2005 but may change as business conditions fluctuate. Our stock repurchase program expired in August 2005.

Cash provided by operations was approximately $12.5 million for the year ended December 31, 2003. We generated positive cash from operations primarily through increased profits, collections of accounts receivable from earned and unearned revenue, and the invoicing and collection of unbilled revenues in excess of cash payments for operating expenditures. Increases in cash were offset by various timing differences due to the payment of liabilities expensed in 2002 and tax payments of approximately $1.2 million. The increased collections of accounts receivable in 2003 compared to 2002 was due to improved process management and better customer satisfaction. Unbilled revenue decreased upon the completion of several larger service projects. In 2003, we used approximately $4.6 million in investing activities primarily related to building improvements and purchases of technical assets such as computers, servers and network systems. Cash provided from financing activities was approximately $0.8 million from the receipt of approximately $2.2 million in proceeds from the exercise of stock options and from stock issuances under employee purchase plan, offset by $1.4 million in purchases of treasury stock through our share repurchase plans.

Cash provided by operations was approximately $13.3 million for the year ended December 31, 2002. We generated positive cash from operations through invoicing and collection of unbilled revenue related to the completion of certain international projects. We increased our liquidity by applying tax credits in lieu of cash for our tax obligations. We also generated positive cash from operations from prepayments of support and hosting services. In 2002, we used approximately $12.2 million in investing activities primarily related to the net increase of $9.6 million in short-term investments as well as purchases of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $0.6 million resulting from $1.0 million in purchases of treasury stock through our share repurchase plans offset by the receipt of $0.4 million from the exercise of stock options and from stock issuances under the employee purchase plan.

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

On August 15, 2003, we announced that our Board of Directors had authorized a plan to repurchase up to 1,000,000 shares of our outstanding common stock. This plan expired August 15, 2005. Subject to availability, the repurchases may have been made from time to time in the open market or otherwise at prices that we deem appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. We repurchased 482,500 shares for $3,492,429 during 2004 and no shares during the fourth quarter of 2004. The aggregate number of shares repurchased under all prior and current plans was 1,729,200 as of December 31, 2004.

We maintain a Singapore line of credit for Sgd 300,000 (approximately $184,000) which bears interest at 1% over the Singapore dollar prime lending rate. The outstanding borrowings were Sgd 13,648 (approximately $8,000) under the line of credit as of December 31, 2004.

As of December 31, 2004, we had no material commitments for debt or capital expenditures. We believe that our current cash balances and cash flow from operations will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

As a result of the Audit Committee’s investigation of our Chinese operations, we believe that there may be risks associated with potential fines, penalties or other liabilities in China that we may incur. Currently, there are no such fines or penalties outstanding and any such amounts that we may incur cannot be reasonably estimated at this time.

On July 6, 2005, the Company received a decision from the Nasdaq Listing and Hearing Review Council, dated July 5, 2005, reversing the decision of the Nasdaq Listing Qualifications Panel to grant the Company’s request to extend to July 29, 2005, the filing deadline for its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005. In addition, the Listing Council remanded the matter to the Panel with instruction to immediately delist the Company’s securities from The Nasdaq Stock Market (“Nasdaq”) because the Company has failed to satisfy the requirements of Marketplace Rule 4310(c)(14). Marketplace Rule 4310(c)(14) requires that a listed company file with Nasdaq all reports and other documents filed or required to be filed with the Securities and Exchange Commission (the “Commission”). The Company’s common stock has been delisted from Nasdaq effective with the open of business on July 7, 2005.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the SEC’s Regulation S-K.

Aggregate Contractual Obligations

Our commitments as of December 31, 2004 consist of obligations under our operating leases, purchase obligations and a credit facility.

Lease Commitments

We lease certain of our facilities and equipment under non-cancelable operating lease arrangements that expire at various dates through 2008. The leases are all standard short-term operating leases. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $1.4 million, $1.5 million, and $1.5 million, respectively.

The following table summarizes our contractual commitments under non-cancelable lease agreements as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,864,092	$1,871,961	$2,619,334	$368,831	$3,966
Purchase Obligations	387,225	296,640	$78,442	12,143	—
Singapore Line of Credit	8,000	8,000	—	—	—

Total	$5,259,317	$2,176,601	$2,697,776	$380,974	$3,966

Indemnification Obligations

We account for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2003 or 2004.

We warrant to our customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, we warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003 or 2004.

Under our Bylaws, we indemnify our directors, officers and employees for certain events or occurrences while the director, officer or employee is, or was serving, at our request in such capacity. The indemnification applies to all pertinent events and occurrences to the extent and under the circumstances permitted under Delaware law. We have entered into indemnification agreements dated September 15, 2005 with each of the following directors, executive officers and key employees: Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey (each an “Indemnitee”). Each indemnification agreement generally requires us to indemnify each Indemnitee, to the fullest extent permitted by the laws of the State of Delaware, against any claim, action, or proceeding, and against any and all expenses, damages, liabilities, judgments, and settlements, by reason of the Indemnitee’s status as our current or former director, officer, employee or agent. In addition, the indemnification agreements provide that we advance the expenses incurred by the Indemnitee, upon written request by the Indemnitee. We may also participate in the defense, or lead the defense of any indemnifiable claim, with counsel reasonably satisfactory to the Indemnitee. In general, if an Indemnitee is successful in defense of an indemnifiable claim, we are obliged to indemnify the Indemnitee. Otherwise, the Indemnitee’s right to indemnification would be made by disinterested directors or independent legal counsel, as applicable. The agreements provide that we may overcome the presumption that an Indemnitee is entitled to indemnification by clear and convincing evidence. In addition, under the agreements, we are required to continue directors’ and officers’ liability insurance coverage for an Indemnitee for five years after the Indemnitee ceases to be a director, officer or employee. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited. We have, however, director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations in excess of applicable insurance coverage is minimal.

Critical Accounting Estimates and Policies

In preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition and income taxes encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see note 1 in the notes to the consolidated financial statements included in this Form 10-K.

Revenue Recognition

The Company follows guidance of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition to account for its software license arrangements (“SOP 97-2”). The majority of our software license arrangements include additional elements such as professional services, post contract support and/or hosting services and therefore, are considered multiple element arrangements. In addition, arrangements entered into with the same customer within a close proximity of time (usually within three months) are evaluated together to determine if they collectively are a multiple element arrangement.

We account for multiple element arrangements by allocating the total contract fee to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of each element of the arrangement with the exception of the license element. We account for the license element according to the residual method provided by AICPA Statement of Position (“SOP”) 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). VSOE is determined for all undelivered elements, including services and post contract support and hosting.

Product Revenues - We generally recognize product revenues when a non-cancelable license agreement has been signed, the product has been delivered, the fees are fixed or determinable, collectibility is probable and VSOE exists for all undelivered elements in an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period, then revenue is recognized as payments are due. Our products are off-the-shelf products because they can be used by our customers with little or no customization.

Professional Services - Our professional service offerings are primarily related to providing installation, implementation, integration, training and project management services. These services are sold principally on a time and materials basis or in some cases at a fixed price. Time and material projects are distinguished from fixed price agreements in that the price of the services are quoted based on days incurred on the project or some other measure of time such as hours, weeks or months. Fixed price service contracts are defined as any contract entered into for a pre-determined total price regardless of the number of days actually needed to complete the project. Time and material service revenue is recognized as the services are performed. Fixed price services are recognized based on the proportional performance method. The measure of performance is based on the relationship between the hours incurred to date versus the total estimated hours to complete (an input method). The resulting percentage complete is used to determine the percentage of revenue of the contract to be recognized. We do not use the output method because it is difficult to establish and reasonably estimate outputs. We believe that the input method is better in our case because we have a history of accurate estimates, we update estimates frequently (at least quarterly), we regularly monitor and recognize variances, and we have the ability to track costs. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceed the total fixed price of the contract.

Our service elements are not essential to the functionality of our software and are accounted for separately as evidenced by the following:

•	Services provided together with our products do not include significant customizations to the features or functionality of the software.

•	Complex interfaces are not necessary for the software to function in the customer’s environment.

•	The timing of the payment for the software is not coincident with the performance of the services.

•	Customer payment for the license is not dependent upon milestones or customer acceptance.

•	These services are available from other vendors.

•	These services do not carry significant degrees of risk or unique acceptance criteria.

•	We are experienced providers of the services.

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

Certain of our customers purchase our hosting services. A customer must generally purchase a perpetual license for our product before a customer can utilize our hosting services. Our hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period and either host the product internally or contract with a third party vendor. The customer has the right to choose not to renew their hosting arrangement with us upon its expiration and deploy the software internally or contract with another party unrelated to us to host the software. For the vast majority of our hosted products, the customer could self-host and any penalties to do so are not material as defined in EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware and the arrangement is accounted for under SOP 97-2. We account for the license element according to the residual method provided by SOP 98-9 upon delivery of the license element to the customer. We recognize the portion of the arrangement fee allocated to the hosting element ratably over the term of the arrangement.

In certain limited instances, the hosted customer may incur significant penalties upon electing to terminate our hosting services. In those instances, we recognize all revenues related to the sale over the period of the expected life of the product since the customer has paid a nonrefundable upfront fee (software license).

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

Income Taxes

We account for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2003 and 2004, we had approximately $5.6 million and $4.4 million, respectively, in deferred tax assets, net of valuation allowances.

We evaluate the realizability of our deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative in making this assessment. Positive evidence supporting the realizability of our deferred tax assets includes: our strong earnings history prior to operating losses realized in 2001, the ability to carry back losses to prior years, positive results in recent years, projections of future taxable income in 2005 and beyond, the existence of significantly appreciated net assets and the availability of prudent and feasible tax planning strategies to accelerate taxable amounts. Our pre-tax operating losses in 2001 represent negative evidence with respect to the realizability of our deferred tax assets. However, such losses included infrequent litigation settlements, non-taxable goodwill amortization and impairment charges, and losses, which are not expected to recur, related to our investment in the e-commerce market.

In order to realize the majority of our deferred tax assets, we will need to generate future federal taxable income of approximately $20.5 million prior to the expiration of the net operating loss and tax credit carryforwards commencing in 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

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

Our common stock is not listed on any exchange or quoted on the Nasdaq National Market; therefore, a public market in our common stock may not be sustained which may make it difficult for stockholders to sell shares of our common stock at or near ask prices or at all.

Our common stock is currently quoted on the Pink Sheets by eligible market makers in our common stock. Because there is no established public trading market for our common stock, it may be difficult for stockholders to either dispose of or obtain quotations as to the price of our common stock. In addition, we have no control over how actively market makers quote our common stock on the Pink Sheets, and we cannot assure investors that they will be able to liquidate their investment in us without considerable delay, if at all. We cannot assure stockholders that a broader or more active public trading market for our common stock will develop or be maintained, or that current trading levels on the Pink Sheets will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our common stock. Furthermore, even if we regain compliance with our periodic reporting requirements under the Exchange Act and once again timely file all due periodic reports, there can be no assurance that we will satisfy the standards for listing on Nasdaq or that Nasdaq will allow our common stock to be relisted on the Nasdaq National Market or Nasdaq SmallCap Market.

If we fail to maintain an effective system of disclosure controls and procedures and internal controls, we may not be able to accurately report our financial results on a timely basis. As a result, market makers in our common stock could be deterred from quoting our common stock on the Pink Sheets, current and potential stockholders could lose confidence in our financial reporting, and the trading price of our common stock could fall.

We have determined that certain material weaknesses in our internal control over financial reporting existed at December 31, 2004, along with certain other control deficiencies as of December 31, 2004. While we have taken steps to improve internal controls, we cannot be certain that (1) we have effectively corrected all prior existing internal control deficiencies; (2) we will not identify one or more additional deficiencies or material weaknesses in our internal control over financial reporting during the 2005 fiscal year, or (3) these steps will ensure that we implement and maintain effective internal controls over financial reporting in the future. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of our financial reports filed pursuant to the Securities Exchange Act of 1934. If we cannot provide reliable and timely financial reports, our business and operating results could be harmed, investors and market makers in our common stock could lose confidence in our reported financial information, market makers in our common stock could be deterred from quoting our common stock on the Pink Sheets, and the trading price of our common stock could fall.

Compliance with new accounting, reporting and audit requirements may strain our limited administrative, financial and executive resources.

The corporate governance and reporting reforms contained in the Sarbanes-Oxley Act of 2002 and related regulatory constraints have dramatically increased our general and administrative expenses and will likely continue to do so. Increases of this magnitude can be more easily absorbed by companies that have greater financial and administrative resources than we do. The delays and expenses caused by our efforts to meet the new regulatory landscape have contributed to our non-compliance with Nasdaq listing requirements. These added public company expenses may put us at a competitive disadvantage with larger companies better suited to absorb such expenses and with smaller, private companies unencumbered by these public company expenses.

With the FASB’s issuance of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”) in December 2004 (see Note 1 to the Consolidated Financial Statements), we are required, commencing in 2006, to recognize compensation costs related to share-based payment transactions as current expenses in our financial statements. Previously such compensation costs were estimated and disclosed in a note to the consolidated financial statements, but they were not recognized. This change in accounting treatment applies to all awards granted after June 30, 2005 and to previously granted, but unvested, awards. We are currently assessing the impact of this change on our financial statements going forward, but in the event we continue to grant stock options to our employees and directors under our stock option plans, SFAS 123(R) will increase compensation costs. This increase in costs will decrease our operating margins and may adversely affect our results of operations.

Our market continues to be highly competitive.

Our market continues to be highly competitive. We expect competition to intensify as new companies enter the market and existing ones expand their product lines. Certain competitors, including enterprise resource planning (“ERP”) companies such as Oracle and SAP, have greater financial, marketing, technical, and service and support resources than we do. In addition, many prospective customers have already made significant commitments to ERP competitors, which could materially and adversely affect our ability to succeed in our market. To the extent such competitors increase their focus on asset management or maintenance, repair and operations procurement, we could be at a competitive disadvantage. Further, slowing U.S. and world economies could result in a further decrease in spending by corporations on information technology and software. This could lead to even greater competition in our markets. We cannot assure you that we will be able to successfully compete against current and future competitors, especially if customers or prospective customers decrease their level of spending on asset performance management products in a slowing economy. If we fail to compete successfully, our results of operations would be materially and adversely affected.

If we do not keep pace with rapid technological changes and demands in our markets, we will not remain competitive.

Our business is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions. Our future success depends greatly on our ability to enhance our existing line of Datastream 7i™ products. Our success also depends on our ability to develop and introduce, on a timely and cost-effective basis, new products and product features to meet our customers’ changing needs, and in particular, those concerning Web-based applications. Industry requirements for product development in our market continue to evolve at a rapid pace. Our ability to successfully and efficiently develop products that meet these evolving requirements will require high levels of innovation, as well as an accurate anticipation of technological and market trends. In addition, certain competitors may be able to devote greater financial, marketing, technical and other resources to identify and meet the evolving industry requirements. We cannot assure you that we will be able to successfully identify, develop, and market new products or product enhancements that meet or exceed evolving industry requirements or achieve market acceptance. If we do not successfully identify, develop, and market new products or product enhancements, it could have a material and adverse effect on our results of operations.

Increasing sales cycles and other factors may result in volatility of our quarterly results.

Traditionally, a significant portion of our revenues in any quarter had been the result of a large number of relatively small orders received during the period. We expect the average size of our license sales transactions, however, to continue to increase in the coming years. An increase in average deal size also typically increases the length of the average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always accurately forecast the timing or amount of specific sales, and sales may vary from quarter to quarter. Further, we typically realize a significant portion of our revenue from sales of software licenses in the last month of a quarter, frequently even in the last days of a quarter. This makes it difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. Failure to close even a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Because of these issues, we caution that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance or results.

In addition, the market for our asset management software has changed dramatically over the last several years, and we expect that it will continue that trend as technology advances continue. As our average license sale size has grown, we have shifted the primary focus of our sales and marketing efforts upon the enterprise-wide deployment of Datastream 7i. We expect to experience a decline in the large number of relatively small orders that has been a staple of our marketing and sales efforts in the past. We have restructured our sales and marketing organizations to facilitate this move to the higher-end transactional model. There can be no guarantee, however, that we will ultimately be successful in making this transition. Also, the overall demand for enterprise asset management software may grow more slowly than we anticipate (or even decrease) in upcoming quarters. We have reported fluctuations in software license revenue in each of the last four years, as we make this transition to predominately higher-end transactions. This may be an indication of the extent of market penetration into the asset management software market, as well as a retrenchment in the way companies purchase enterprise software. To the extent that a slow down in the market for enterprise asset management software develops, it could have a materially adverse affect on our business, results of operations and financial condition.

Other factors which could contribute to a fluctuation in our quarterly results include but are not limited to the following:

•	changes in demand for our products and services and market acceptance of new products;

•	competitive conditions in the industry;

•	changes in our pricing policies or those of our competitors;

•	changes in our licensing models or those of our competitors;

•	changes in customer budgets;

•	the introduction of new products or product enhancements by us and our competitors;

•	changes in our sales and marketing organization;

•	product life cycles and rotations;

•	technological changes in computer systems and environments;

•	variability in new licenses obtained;

•	loss of customers;

•	changes in the proportion of revenues attributable to licensing fees versus services;

•	changes in the level of operating expenses;

•	delay or deferral of customer implementations of their software;

•	deferral of certain product and/or service revenue to subsequent reporting periods to comply with revenue recognition accounting requirements;

•	foreign currency exchange rates; and

•	other economic conditions generally or in our industry.

Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

Our engagements typically require longer implementations and other professional services engagements.

Our implementations generally involve an extensive period of delivery of professional services, including the configuration of the solutions, together with customer training and consultation. In addition, existing customers for other professional services projects often retain us for those projects beyond an initial implementation. A successful implementation or other professional services project requires a close working relationship between us, the customer and often third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementations or other professional services projects, and increase risks of delay of such projects. Delays in the completion of an implementation or any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers, third party consultants or systems integrators regarding performance as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results. In addition, customers may defer implementation projects or portions of such projects and such deferrals could have a material adverse effect on our business and results of operations.

Our hosting services strategy may reduce profits.

We cannot assure you that our hosting service customers will remain customers over a sustained period of time. A successful hosting service offering must be accessible to customers continually, without disruptions. We cannot provide assurances that the technical infrastructure employed by hosting service customers or prospective hosting service customers is sufficiently robust to prevent disruptions in Internet services beyond our control or that of our managed services provider at our hosting center. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs and the needs of our customers in providing our hosting service on a competitive basis. Such connectivity and related issues could adversely affect the growth and customer acceptance of our hosting service business model. In addition, while our traditional business model charges an up-front license fee for access to our software applications, some of the offerings available through our hosting service business model charge a significantly lower monthly fee for rights to the same applications for a defined term. Certain customers may choose this monthly payment model as opposed to an up-front license fee. Customers of a variety of application software companies are increasingly moving to this more flexible approach to accessing necessary software. As a result, this subscription model, if widely adopted by our customers, could defer revenue to future periods and significantly lower revenue and profits in the near term.

Our electronic procurement product strategy may not generate future revenue and profits.

Our Datastream 7i Buy product enables our customers to direct procurement of maintenance, repair and operational supplies and services to a select group of suppliers via the Internet. The market for products comparable to Datastream 7i Buy is competitive and there can be no assurances that we will successfully generate sufficient license and service revenue from this initiative. Also, we charge suppliers a transaction fee for each transaction executed through the Datastream 7i Buy network. There can be no assurances that this transaction fee model will be profitable or sustainable in the long term. The market for Internet-based procurement of maintenance, repair and operations supplies has experienced considerable change over the past several years and the customer demand for this area has been significantly reduced. As we continue to market and sell the Datastream 7i Buy solution, particularly internationally, we may need to augment our technical infrastructure to meet the requirements of customers for procurement solutions locally. If we are not successful in any of these areas, it could have a material adverse affect on our results of operations.

Significant delays in product development would harm our reputation as an innovator and result in a decrease in our revenues.

If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. Historically, we have issued significant new releases of our software products approximately annually, with minor interim releases issued more frequently. As a result of the complexities inherent in our solutions, major new product enhancements and new products often require long development and test periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we cannot assure you that these delays will not occur in the future. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of bugs and errors, localization of such products for international use or a failure of our current or future products to conform to industry requirements. Any such delay, or the failure of new products or enhancements in achieving market acceptance, could materially impact our business and reputation and result in a decrease in our revenues.

Our future success is substantially dependent on third party relationships.

A principal element of our strategy is to establish and maintain alliances with other companies, such as system integrators, resellers, consultants, and suppliers of products and services for maintenance, repair and operations. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. Our inability to establish and maintain effective alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

In addition, because sales made through these indirect channels often result in lower unit prices, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, licensing our applications through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or hurt our ability to attract new systems integrators to market our products.

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

The success of Datastream 7i Buy is substantially dependent upon the strength of our relationships with certain spare parts suppliers and service providers who pay a transaction fee for orders placed through the Datastream 7i Buy network. We have more than 230 supplier agreements, none of which individually represent significant revenues. Our third party suppliers and service providers may not view their continuing relationships with us as significant to their own business, and they may reassess their commitment to, or decide to compete directly with us for our customers’ procurement in the future. Therefore, we cannot assure you that any of these relationships will be successful in the long term. We also cannot assure you that we will be able to establish new agreements, that these agreements can be renewed on commercially acceptable terms or that any relationships, if established, will be commercially successful.

Our hosting service business model depends heavily on managed services provided by a third party and the economies of scale that are enabled with a shared application platform. To be successful, the hosted application must be accessible to customers continually, without any disruptions. If our third party service provider fails to provide consistent access of the application to our customers, it would have a material adverse effect on our business. We cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party managed services provider. Further, we cannot assure you that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs in providing hosting services on a competitive basis. As we expand our hosting service and Datastream 7i Buy offerings internationally, we may need to augment our existing technical infrastructure on a global or regional basis, to provide the complete array of services and availability that hosting customers require.

Our future success is substantially dependent on third party technologies.

We rely heavily on third parties that supply us with certain technologies that are crucial to our success. In particular, our line of Internet-based applications is highly dependent on Oracle technology, including Oracle database technology and development tools. Similarly, we are also dependent on Microsoft SQL Server and Internet Explorer. If such technology does not achieve continued market acceptance or if Oracle were to develop application software that successfully competed with our application software, it could have a material adverse effect on the acceptance of our products, and thus our results of operations.

We also expect to depend on third party technology that facilitates the integration of our products with other systems of our clients. This integration is crucial to our success. The market for integration solutions and technology to implement enterprise-wide Web Services is rapidly changing and intensely competitive. There are a variety of methods to integrate software applications and to implement Web Services. We expect that competition will remain intense as the number of entrants increases and new and varied technologies emerge. We cannot assure you that third parties will continue to develop new versions of products that successfully facilitate this integration. We also cannot assure you that that the third party technology licenses we depend upon or suitable alternatives will continue to be available to us on commercially reasonable terms, if at all. As we continue to introduce new products that incorporate new technologies, we may continue to license technology from additional third parties. Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions, or prolong internal development cycles, either of which could materially and adversely impact our results of operations.

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

We generate our international sales through our international sales subsidiaries, as well as through a variety of indirect sales and marketing channel alliances. Our business, and our ability to maintain and expand our operations internationally, is subject to the risks inherent in international business activities, including, in particular:

•	difficulty in staffing and managing an organization spread over various countries;

•	greater difficulty in safeguarding our intellectual property;

•	acceptance of localized versions of our products;

•	cultural differences in the conduct of business;

•	maintaining uniform administrative controls in each country in accounting for customer contractual commitments in accordance with current U.S. accounting standards;

•	general economic and political conditions in each country;

•	fluctuating economic and political conditions affecting geographic regions;

•	foreign currency exchange rate fluctuations;

•	negative effects relating to hostilities, war or terrorist acts around the world;

•	unexpected changes in regulatory or tax requirements that restrict repatriation of earnings to the U.S.;

•	increased trade restrictions;

•	changes in tariff rates;

•	longer accounts receivable payment cycles in certain countries;

•	product compliance with local language and business customs;

•	unexpected changes in regulatory requirements; and

•	the burden of compliance with a wide variety of foreign laws and regulations.

Any one or more of the foregoing factors could have a material adverse effect on our ability to expand internationally, which could materially and adversely affect our results of operations.

In the past, we acquired several international businesses. Our inability to successfully develop these international acquisitions resulted in goodwill impairment, which significantly and adversely affected the results of our operations. In addition, as a result of these acquisitions, we are more deeply involved with international markets that are less familiar. We cannot assure you that we will successfully compete in these international markets. We anticipate that our future results of operations may be subject to quarterly variations as a result, in part, of the seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

Further, we conduct virtually all of our business in US Dollars, European Euros, Japanese Yen, United Kingdom Pounds Sterling, Singapore and Australian Dollars, Argentinean, Chilean and Mexican Pesos, Brazilian Real, and Chinese Renminbi. Changes in the value of these currencies relative to the dollar could negatively impact our financial condition. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to US Dollars could adversely affect the US Dollar equivalent value of the foreign denominated cash.

In trying to increase our sales in certain vertical markets, we may face difficulties and risks unique to those markets that may have a detrimental impact on our business or operating results.

We have made significant development, marketing and sales efforts to meet the needs of customers in particular industries or market segments, such as life sciences, government and facilities management. In the event our efforts do not progress as we intend or our solutions or technologies are not successful in these discrete vertical markets, we may increase our rate of spending above the level we have in the past or have previously projected. Such increased level of effort and expenditures could have a material adverse effect on our financial condition or results of operations.

We continue to expand our customer base to include more entities and agencies within the federal, state, local and foreign government sector. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as with other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with government entities often requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our software or services are improperly priced, or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a financial loss for Datastream if we fail to win a contract on which we submitted a bid. Further, some agencies within the U.S. government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

Contracts with the governmental entities also frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences may permit the public sector customer to take actions not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default, or recourse to bond or other security we have provided in connection with the bid or contract. The U.S. government can also suspend operations if Congress does not allocate sufficient funds, and the U.S. government may allow our competitors to protest our successful bids. If any of these events occur, they may negatively affect our business and financial results. In order to maintain contracts with the U.S. government, we must also comply with many rules and regulations that may affect our relationship with other customers. The U.S. government may terminate its contractual relationships with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the U.S. government requires us to meet any of these demands, it could result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. U.S. government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

Deterioration of economic and political conditions could adversely affect operations.

Over the past several quarters, the United States and regional economies around the world have experienced volatility in economic conditions. The continuing downturn in economic conditions has led to a reduced demand for a variety of goods and services, including software and other technology products. While we have been relatively successful in selling in this economic climate over the past year, if conditions fail to improve, we could experience a decrease in the overall demand for our software and services that could harm our operating results. In addition, as we have operational presence in the United States, as well as throughout Europe, Latin America, and the Pacific Rim, we are subject to the economic and political uncertainties that may be associated with the threat of terrorism, generally, or with military action taken by the United States or its allies, in particular. These risks include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of such threat or the responses to it; and

•	the possibility that air travel delays or cancellations and restrictions imposed by companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites or customers’ inability to visit our offices.

Additionally, apart from the economy as a whole, declining economic conditions in particular industries or in the vertical markets to which we have focused our efforts may have a significant affect on our operating results. For example, the downward turn in the automotive industry has had a negative impact on the revenue produced from our Datastream 7i Buy operations. As the large auto makers cut back on production, their tier one suppliers also reduce purchasing, resulting in less indirect spending through our Datastream 7i Buy portal. A similar trend in the public sector, manufacturing, pharmaceutical or food production markets in which we have invested focus and capital would likely have a similar negative impact on our operating results.

In the current uncertain economic and political environment, our revenue and our license revenue in particular, is difficult to forecast and will likely be less predictable from quarter to quarter. If we have a shortfall in revenue in any given quarter, we probably will not be able to reduce our operating expenses contemporaneously with the shortfall. Thus, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter.

Our product strategy depends on the continued acceptance of the Internet for business transactions.

As we continue to develop and market Internet-based products, our success will increasingly depend on the continued use and development of the Internet to facilitate the transaction of business. We cannot assure you that the infrastructure or complementary services necessary to maintain the Internet will sufficiently address the requirements of our products or the demands of our marketplace. If the Internet fails as a medium for business transactions, it would have a material adverse effect on our results of operations.

Security risks and concerns may deter the use of the Internet for our applications

A significant barrier to communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for our market. While we have taken precautionary measures to protect our facilities, an unauthorized person circumventing our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt Datastream 7i Buy or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

We must recruit and retain key employees in order to be successful.

Our continued success depends on the services of several of our key executive, sales and marketing and technical employees. The loss of the services of these personnel, particularly those of Larry G. Blackwell, our founder, Chairman and Chief Executive Officer, or our inability to attract and retain other qualified management, sales and marketing and technical employees, could have a material adverse effect on our business and results of operations. We do not maintain any key-man life insurance policy with respect to any member of our executive management team.

We have also experienced some change in our executive management structure with the promotion of C. Alex Estevez to President (in addition to his roles as Chief Financial Officer and Secretary). The current executive management team has only recently begun to work together as a team in this structure. With the addition of any new executive management personnel or any change in reporting structures, there can be no assurance that management will be able to work together effectively. If we lose any member of our executive management team and are unable to secure a suitable replacement, or they are unable to work together effectively, our business, financial condition, and results of operations could suffer.

Our success also depends in part on our ability to attract, hire, train, retain and motivate qualified personnel, with appropriate levels of managerial and technical capabilities. Our business generally requires a significant level of expertise to effectively develop and market our products and services. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. We believe that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in personnel. If we are unable to offer competitive salaries and bonuses, our key technical, sales, professional and executive personnel may be unwilling to continue service for us. We cannot assure you that we will be successful in attracting and retaining the personnel required to conduct and expand our operations successfully. Our business, financial condition and results of operations could be materially and adversely affected if we were unable to attract, hire, train, retain and motivate qualified personnel.

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

Our articles of incorporation and bylaws and Delaware corporate law may inhibit a change in control, which may not be in the interests of our stockholders.

There are several provisions in our articles of incorporation and bylaws and Delaware corporate law that may inhibit a change in control, even when a change in control may be in the interests of our stockholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an effort to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Our articles of incorporation also divide the board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board of directors could make it more difficult for a third party to acquire control of Datastream because only one-third of the board is up for election each year. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions may also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then-current market price for our common stock. We are also subject to provisions of the Delaware General Corporate Law that relate to business combinations with interested shareholders, which can serve to inhibit a takeover.

In addition, due to the time and effort involved with the Audit Committee’s independent investigation and the resulting restatements of our financial results, we have been delayed in filing our 2004 audited financial statements. The delay in the availability of our audited financial statements may also have inhibited and may continue to inhibit a change in control.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The principal market risk to which we are exposed that may adversely impact results of operations and financial position is fluctuations in foreign exchange rates.

Fluctuations in Foreign Exchange Rates. We have sales offices located throughout the world and generated approximately 42% of our revenues outside of the United States in the year ended December 31, 2004. Significant revenues (i.e., greater than 5% of total revenues) were derived in France (approximately 14%) and The Netherlands (approximately 5%), with the balance derived primarily from the ten remaining countries (Argentina, Brazil, Chile, China, Germany, Italy, Mexico, Singapore, United Kingdom and Uruguay) in which we maintain subsidiary or branch operations.

Many of our foreign sales were denominated in the currencies of the local country. It is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Local currency revenues generated by our foreign subsidiaries are used to pay local currency expenses.

Our foreign subsidiaries use their respective local currencies as their functional currency. At any point in time, our foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of cash, short-term investments, third party and intercompany receivables and payables. At December 31, 2004, cash and short-term investments denominated in foreign currencies was approximately $12.7 million. As a result we are exposed to movements in foreign currency exchange rates in countries outside the United States. Historically, exchange rate exposure has been minimal; however, management is evaluating alternatives to reduce the risk associated with fluctuations in the value of the U.S. dollar in the foreign exchange markets.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. Consequently, we performed a test to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses would be recorded as unrealized translation adjustments (“UTA”) within stockholders’ equity. The hypothetical increase or decrease in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates, with all other variables held constant. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2004, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $1.0 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2004 exchange rates and the assumed rates. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Long-Term Investments. We have an investment security in the preferred stock of a private company. We evaluate the fair value of our investment on a periodic basis. Significant changes to the fair value could cause a decline in the value of the investment. See discussion under “Liquidity and Capital Resources” section of this report.

Item 8.	Financial Statements and Supplementary Data

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This assessment identified deficiencies in our internal control over financial reporting, and management has determined that each of the following deficiencies individually constitutes a “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2004:

1. Inadequate company-level controls. As of December 31, 2004, the Company did not maintain effective company-level controls as defined in Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically, the following deficiencies were identified:

•	The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure;

•	The Company had inadequate monitoring controls, including inadequate staffing, and procedures to ensure periodic evaluations of internal controls and to ensure that identified control deficiencies are remediated timely;

•	The Company did not have effective policies and procedures regarding performance of a secondary review of technical accounting matters;

•	The Company had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks that could have a material effect on financial reporting;

•	The Company had inadequately trained finance and accounting personnel at its non-U.S. locations regarding U.S. generally accepted accounting principles; and

•	The Company did not have effective policies and procedures regarding access to accounting systems. As a result, certain key accounting personnel had inappropriate access to accounting systems, resulting in inadequate segregation of duties.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

2. Inadequate controls over accounting for revenue. As of December 31, 2004, the Company had ineffective policies and procedures over accounting for revenue. Specifically, the following deficiencies were identified:

•	Ineffective secondary review policies and procedures to ensure that multiple element software arrangements with nonstandard terms are recognized in accordance with U.S. generally accepted accounting principles;

•	Ineffective procedures to timely assess the collectibility of receivables prior to recognizing revenue;

•	Ineffective procedures relating to the review of the evaluation of and accounting for reseller arrangements in non-U.S. locations;

•	Ineffective policies and procedures relating to the U.S. review of the accounting for service projects. These ineffective policies and procedures include lack of a secondary review of fixed priced service revenue calculations and inadequate procedures performed to evaluate whether certain services provided on individual contracts were essential to the functionality of software arrangements; and

•	Ineffective policies and procedures relating to a review of the appropriateness of calculations of vendor-specific objective evidence standards in accordance with Company policy.

These deficiencies resulted in material errors in the financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Because of the material weaknesses described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. KPMG LLP issued an audit report thereon, which is included at page 33 (Item 8(b)) in this Annual Report on Form 10-K.

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Datastream Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8(a)), that Datastream Systems, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Inadequate company-level controls. As of December 31, 2004, the Company did not maintain effective company-level controls as defined in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically, the following deficiencies were identified:

•	The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure;

•	The Company had inadequate monitoring controls, including inadequate staffing, and procedures to ensure periodic evaluations of internal controls and to ensure that identified control deficiencies are remediated timely;

•	The Company did not have effective policies and procedures regarding performance of a secondary review of technical accounting matters;

•	The Company had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks that could have a material effect on financial reporting;

•	The Company had inadequately trained finance and accounting personnel at its non-U.S. locations regarding U.S. generally accepted accounting principles; and

•	The Company did not have effective policies and procedures regarding access to accounting systems. As a result, certain key accounting personnel had inappropriate access to accounting systems, resulting in inadequate segregation of duties.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

2. Inadequate controls over accounting for revenue. As of December 31, 2004, the Company had ineffective policies and procedures over accounting for revenue. Specifically, the following deficiencies were identified:

•	Ineffective secondary review policies and procedures to ensure that multiple element software arrangements with nonstandard terms are recognized in accordance with U.S. generally accepted accounting principles;

•	Ineffective procedures to timely assess the collectibility of receivables prior to recognizing revenue;

•	Ineffective procedures relating to the review of the evaluation of and accounting for reseller arrangements in non-U.S. locations;

•	Ineffective policies and procedures relating to the U.S. review of the accounting for service projects. These ineffective policies and procedures include lack of a secondary review of fixed priced service revenue calculations and inadequate procedures performed to evaluate whether certain services provided on individual contracts were essential to the functionality of software arrangements; and

•	Ineffective policies and procedures relating to a review of the appropriateness of calculations of vendor-specific objective evidence.

These deficiencies resulted in material errors in the financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

In our opinion, management’s assessment that Datastream Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Datastream Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated September 12, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greenville, South Carolina

September 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Datastream System, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Greenville, South Carolina

September 12, 2005

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2004

	2003	2004
Assets
Current assets:
Cash and cash equivalents	$34,825,120	$32,862,215
Short-term investments	10,211,979	17,122,962
Accounts receivable, net of allowance for doubtful accounts of $747,243 and $610,474 in 2003 and 2004, respectively	17,670,267	19,594,774
Unbilled revenue	1,151,374	1,071,238
Income taxes receivable	531,377	387,872
Prepaid expenses	1,331,413	1,265,662
Deferred income taxes	1,278,492	2,013,786
Other current assets	1,442,348	1,539,698

Total current assets	68,442,370	75,858,207
Investment	501,983	536,592
Property and equipment, net	11,238,830	11,406,626
Deferred income taxes, net	4,283,773	2,354,578
Other assets and intangibles, net of accumulated amortization of $109,692 and $105,956 in 2003 and 2004, respectively	104,252	7,989

Total assets	$84,571,208	$90,163,992

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,376,454	$5,247,453
Other accrued liabilities	8,411,198	7,538,631
Unearned revenue	18,299,952	20,727,574

Total current liabilities	30,087,604	33,513,658
Total liabilities	30,087,604	33,513,658

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,453,911 shares issued at December 31, 2003 and 21,590,939 shares issued at December 31, 2004	214,539	215,910
Additional paid-in capital	89,674,896	90,555,970
Accumulated deficit	(23,648,069)	(19,676,069)
Accumulated other comprehensive loss	(3,094,688)	(2,289,974)
Treasury stock, 1,246,700 and 1,729,200 shares at December 31, 2003 and 2004, respectively, at cost	(8,663,074)	(12,155,503)

Total stockholders’ equity	54,483,604	56,650,334

Total liabilities and stockholders’ equity	$84,571,208	$90,163,992

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2002, 2003, and 2004

	2002	2003	2004
Revenues:
Product	$25,573,162	$25,074,086	$26,383,934
Professional services and support	64,078,481	65,587,382	68,006,771

Total revenues	89,651,643	90,661,468	94,390,705

Cost of revenues:
Cost of product revenues	1,246,353	1,545,337	1,305,173
Cost of professional services and support revenues	31,548,472	29,226,561	29,369,306

Total cost of revenues	32,794,825	30,771,898	30,674,479

Gross profit	56,856,818	59,889,570	63,716,226
Operating expenses:
Sales and marketing	33,358,399	29,695,540	29,017,011
Product development	10,682,960	12,421,439	13,979,023
General and administrative	10,543,792	11,135,225	15,095,557

Total operating expenses	54,585,151	53,252,204	58,091,591

Operating income	2,271,667	6,637,366	5,624,635
Other income (expense):
Interest income, net	504,138	452,226	566,942
Other income (expense)	38,983	(1,427,920)	82,377

Net other income (expense)	543,121	(975,694)	649,319

Income before income taxes	2,814,788	5,661,672	6,273,954
Income tax expense	1,024,616	1,970,590	2,301,954

Net income	$1,790,172	$3,691,082	$3,972,000

Basic net income per share	$0.09	$0.18	$0.20

Diluted net income per share	$0.09	$0.18	$0.20

Basic weighted average number of common shares outstanding	20,138,137	20,136,124	20,001,084

Diluted weighted average number of common shares outstanding	20,400,542	20,419,329	20,222,766

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2002, 2003 and 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2001	21,000,668	$210,006	$86,524,198	$(29,129,323)	$(3,214,418)	859,000	$(6,181,671)	$48,208,792
Comprehensive income
Net income		—	—	1,790,172	—	—	—	1,790,172
Foreign currency translation adjustment		—	—	—	(784,854)	—	—	(784,854)

Total comprehensive income								1,005,318

Exercise of stock options	55,223	553	281,673	—	—	—	—	282,226
Tax benefit of options exercised		—	10,988	—	—	—	—	10,988
Stock issued for Employee Stock Purchase Plan	34,309	343	176,556	—	—	—	—	176,899
Amortization of compensatory stock options		—	88,893	—	—	—	—	88,893
Warrants issued			113,785	—	—	—	—	113,785
Acquisition of treasury shares	—	—	—	—	—	169,600	(1,044,422)	(1,044,422)

Balance at December 31, 2002	21,090,200	210,902	87,196,093	(27,339,151)	(3,999,272)	1,028,600	(7,226,093)	48,842,479
Comprehensive income
Net income		—	—	3,691,082	—	—	—	3,691,082
Foreign currency translation adjustment		—	—	—	904,584	—	—	904,584

Total comprehensive income								4,595,666

Exercise of stock options	331,392	3,313	2,063,109	—	—	—	—	2,066,422
Tax benefit of options exercised		—	237,383	—	—	—	—	237,383
Stock issued for Employee Stock Purchase Plan	32,319	324	178,311	—	—	—	—	178,635
Acquisition of treasury shares	—	—	—	—	—	218,100	(1,436,981)	(1,436,981)

Balance at December 31, 2003	21,453,911	214,539	89,674,896	(23,648,069)	(3,094,688)	1,246,700	(8,663,074)	54,483,604

Comprehensive income
Net income		—	—	3,972,000	—	—	—	3,972,000
Foreign currency translation adjustment		—	—	—	804,714	—	—	804,714

Total comprehensive income								4,776,714

Exercise of stock options	118,910	1,190	685,295	—	—	—	—	686,485
Tax benefit of options exercised		—	85,151	—	—	—	—	85,151
Stock issued for Employee Stock Purchase Plan	18,118	181	110,628	—	—	—	—	110,809
Acquisition of treasury shares	—	—	—	—	—	482,500	(3,492,429)	(3,492,429)

Balance at December 31, 2004	21,590,939	$215,910	$90,555,970	$(19,676,069)	$(2,289,974)	1,729,200	$(12,155,503)	$56,650,334

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004
Cash flows from operating activities:
Net income	$1,790,172	$3,691,082	$3,972,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,962,947	3,304,027	3,117,858
Amortization of other intangible assets	98,777	79,738	96,264
Loss on disposal of equipment	—	81,226	25,531
Changes in allowances for doubtful accounts	(693,405)	(721,107)	(136,769)
Stock based compensation	88,893	—	—
Deferred income taxes	1,358,754	987,998	1,193,901
Loss on write-down of investment, net	—	1,527,291	—
Changes in operating assets and liabilities:
Accounts receivable	(161,988)	1,095,900	(1,787,738)
Unbilled revenue	848,206	996,090	80,136
Prepaid expenses	237,103	(297,948)	65,751
Income taxes receivable / payable	782,661	63,690	143,505
Accounts payable	480,664	462,843	1,870,999
Other accrued liabilities	1,099,316	(847,629)	(872,567)
Unearned revenue	3,234,472	2,342,573	2,427,622
All other operating activities, net	182,405	(216,308)	(12,200)

Net cash provided by operating activities	13,308,977	12,549,466	10,184,293

Cash flows from investing activities:
Additions to property and equipment	(2,628,365)	(3,927,115)	(3,311,185)
Purchase of additional shares in Dovebid investment	—	(29,274)	(34,609)
Purchases of short-term investments	(16,555,647)	(5,056,332)	(6,910,983)
Proceeds from sales and maturities of short-term investments	7,000,000	4,400,000	—

Net cash used in investing activities	(12,184,012)	(4,612,721)	(10,256,777)

Cash flows from financing activities:
Proceeds from exercise of stock options	282,226	2,066,422	686,485
Proceeds from stock issuances under employee purchase plan	176,899	178,635	110,809
Acquisition of treasury stock	(1,044,422)	(1,436,981)	(3,492,429)

Net cash provided by (used in) financing activities	(585,297)	808,076	(2,695,135)

Foreign currency translation adjustment	(784,854)	904,584	804,714

Net increase (decrease) in cash and cash equivalents	(245,186)	9,649,405	(1,962,905)
Cash and cash equivalents at beginning of year	25,420,901	25,175,715	34,825,120

Cash and cash equivalents at end of year	$25,175,715	$34,825,120	$32,862,215

Supplemental disclosures of cash flow information:
Cash paid during the year for:

Income taxes	$—	$1,245,978	$939,505

Supplemental disclosure of non-cash investing activities:
Issuance of warrants	$113,785	$—	$—

See accompanying notes to consolidated financial statements.

DATASTREAM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2003, and 2004

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Datastream Systems, Inc. and subsidiaries (the “Company” or “Datastream”) provides asset performance management software and services to enterprises worldwide, including a large percentage of the Fortune 500. Datastream’s solutions combine asset management functionality with advanced analytics to deliver a platform for optimizing enterprise asset performance.

Datastream was founded in 1986. In addition to its U.S. operations, the Company has offices in Argentina, Brazil, Chile, China, France, Germany, Japan, Italy, Mexico, The Netherlands, Singapore, the United Kingdom and Uruguay.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of Datastream Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(c)	Revenue Recognition

The Company follows the guidance of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition to account for its software license arrangements (“SOP 97-2”). The majority of the Company’s software license arrangements include additional elements such as professional services, post contract support and/or hosting services and therefore, are considered multiple element arrangements. In addition, arrangements entered into with the same customer within a close proximity of time (usually within three months) are evaluated together to determine if they collectively are a multiple element arrangement.

The Company accounts for multiple element arrangements by allocating the total contract fee to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of each element of the arrangement with the exception of the license element. The license element is accounted for according to the residual method provided by SOP 98-9—Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). VSOE is determined for all undelivered elements, including services and post contract support and hosting.

Product Revenues – The Company recognizes product revenues when a non-cancelable license agreement has been signed, the product has been delivered, the fees are fixed or determinable, collectibility is probable and VSOE exists for all undelivered elements in an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of the Company’s historical collection period, then revenue is recognized as payments are due. The products are off-the-shelf products because they can be used by customers with little or no customization.

Professional Services – The professional service offerings are primarily related to providing installation, implementation, integration, training and project management services. These services are sold principally on a time and materials basis or in some cases at a fixed price. Time and material projects are distinguished from fixed price agreements in that the price of the services is quoted based on days incurred on the project or some other measure of time such as hours, weeks or months. Fixed price service contracts are defined as any contract entered into for a pre-determined total price regardless of the number of days actually needed to complete the project. Time and material service revenue is recognized as the services are performed. Fixed price services are recognized based on the proportional performance method. The measure of performance is based on the relationship between the hours incurred to date versus the total estimated hours to complete (an input method). The resulting percentage complete is used to determine the percentage of revenue of the contract to be recognized. The output method is not used because it is difficult to establish and reasonably estimate outputs. The Company believes that the input method is better because of a history of accurate estimates. Estimates are updated frequently (at least quarterly), variances regularly monitored and recognized, and the Company has the ability to track costs. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceed the total fixed price of the contract.

The service elements are not essential to the functionality of the software and are accounted for separately as evidenced by the following:

•	Services provided together with products do not include significant customizations to the features or functionality of the software.

•	Complex interfaces are not necessary for the software to function in the customer’s environment.

•	The timing of the payment for the software is not coincident with the performance of the services.

•	Customer payment for the license is not dependent upon milestones or customer acceptance.

•	These services are available from other vendors.

•	These services do not carry significant degrees of risk or unique acceptance criteria.

•	The Company is an experienced provider of the services.

The Company has not historically entered into any multiple element arrangements in which the services were considered essential to the functionality of the software.

Support and Hosting Revenues – The Company recognizes support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets.

Certain customers purchase our hosting services. A customer must generally purchase a perpetual license for the product before a customer can utilize hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period and either host the product internally or contract with a third party vendor. The customer has the right to choose not to renew its hosting arrangement upon its expiration and deploy the software internally or contract with another party unrelated to us to host the software. For the vast majority of the hosted products, the customer could self-host and any penalties to do so are not material as defined in EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The arrangement is accounted for under SOP 97-2. The Company accounts for the license element according to the residual method upon delivery of the license element to the customer. The portion of the arrangement fee allocated to the hosting element is recognized ratably over the term of the arrangement.

In certain limited instances, the hosted customer may incur significant penalties upon electing to terminate hosting services. In those instances, all revenues related to the arrangement are recognized over the longer of the contractual life or the period of the expected life of the hosting arrangement since the customer has paid a nonrefundable upfront fee (software license).

Reseller Arrangements - The majority of sales through resellers are generated from our European, Asian and Latin American operations. Revenue from resellers is recognized on the accrual basis only if financial stability can be determined, payment is not contingent on end user payment to the reseller, and other criteria of SOP 97-2 are met. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt.

Product Warranties and Returns - The standard agreements do not contain product return rights. A standard warranty of 30 days from the date of sale is provided. The Company continually evaluates obligations with respect to warranties, returns and refunds. Reserves are not maintained with respect to warranty based on the performance history of our software. The Company may, in certain circumstances, grant discounts for product sales. The discounts are recognized as a reduction of product revenue. The allowance for doubtful accounts includes an insignificant amount for product returns and refunds.

Guarantees - The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2003 or 2004.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e)	Short-Term Investments

Short-term investments consist of auction-rate securities. The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but the securities have longer stated maturities, ranging from 2032 to 2043. Investments with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments are classified as available for-sale. Due to the frequent market rate reset, changes in the fair value are insignificant.

(f)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and for estimated credits to be issued. In determining the allowance for doubtful accounts, the Company reviews the rolling twelve month average of account write-offs, customer specific account risks, accounts receivable aging, and geographic specific factors that may impact international accounts. These factors combine to establish the allowance for doubtful accounts balance. Accounts are considered past due once their contractual due date has passed. Account balances are charged off against the allowance or directly to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.

(g)	Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.

(h)	Investment Security

The Company’s investment security is carried at cost. It is not traded on the open market and does not have a readily determinable fair value.

A decline in the value of any cost investment below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company did not earn dividend or interest income on its investment in 2002, 2003 or 2004.

(i)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting and using the accelerated and modified accelerated cost recovery systems for income tax reporting purposes. The estimated useful lives generally assigned are as follows:

Building and improvements	12 to 39 Years
Computer equipment	2 to 5 Years
Furniture and fixtures	3 to 5 Years

(j)	Research & Development Costs

Research and development expenses include payroll, employee benefits and other employee-related costs associated with product development. We have determined that technological feasibility for our software products is reached shortly before the products are generally released. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred. During the years ended December 31, 2002, 2003 and 2004, total costs incurred and expensed for software development activities were $10,682,960, $12,421,439, and $13,979,023, respectively.

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

	2002	2003	2004
Net income as reported	$1,790,172	$3,691,082	$3,972,000
Add: stock-based employee compensation expense included in reported net income, net of tax	88,893	—	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(5,891,917)	(1,847,746)	(1,661,476)

Pro forma net income (loss)	$(4,012,852)	$1,843,318	$2,310,524

Basic net income (loss) per share:
As reported	$0.09	$0.18	$0.20

Pro forma	$(0.20)	$0.09	$0.12

Diluted net income (loss) per share:
As reported	$0.09	$0.18	$0.20

Pro forma	$(0.20)	$0.09	$0.11

For purposes of computing pro forma net income (loss), the Company estimates the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in the Company’s option grants or employee stock purchase plan rights. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price.

Beginning with the second quarter of 2003, the Company decreased the Company’s estimate of the expected life of new options granted to the Company’s employees from 10 years to approximately 4.6 years. The Company based its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of the Company’s historical experience, including the same periods of time used for the Company’s volatility analysis.

The assumptions used to value the option grants are as follows:

	2002	2003	2004
Employee Plans:
Expected life of options (in years)	10	4.54 - 4.65	4.36 - 4.46
Volatility	138.2%	89.54 - 92.70	85.16 - 88.52
Risk free interest rate—options	4.10%	2.82 - 3.13	2.60 - 3.49
Dividend yield	0%	0	0
Director Plan:
Expected life of options (in years)	10	4.63 - 8.78	4.36 - 4.46
Volatility	138.2%	91.32 - 92.24%	85.16 - 88.52%
Risk free interest rate—options	4.10%	2.99 - 3.55%	2.60 - 3.49%
Dividend yield	0%	0%	0%

(l)	Income Taxes

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

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, provided no anti-dilution exists. Diluted weighted average common and potential common shares include common shares and stock options using the treasury stock method.

(n)	Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Exchange gains and losses for transactions which are denominated in a currency other than a foreign subsidiary’s local currency are recognized in the consolidated statements of operations. The Company recorded a net gain of approximately $296,000, a net gain of approximately $248,000, and a net loss of approximately $506,000 in 2002, 2003, and 2004, respectively.

Translation of the foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Loss.”

(o)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net income and net unrealized foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and other comprehensive income (loss).

(p)	Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was approximately $2,157,000, $1,697,000, and $1,393,000 in 2002, 2003 and 2004, respectively.

(q)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including estimates and assumptions for allowances for doubtful accounts receivable and unbilled revenue, revenue recognition, deferred income tax assets, valuation of investments, and the fair value of stock options for disclosure purposes. Actual results could differ from those estimates.

(r)	Reclassifications

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on stockholders’ equity or net income as previously reported.

(s)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123 (R) supercedes Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123 requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Footnote 1(k) above for the pro forma net income (loss) and pro forma net income (loss) per share amounts, for years 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant impact on the Company’s consolidated statements of operations and net income per share.

(2)	Investment Security

In March 2000, the Company made a $2.0 million investment in Dovebid, Inc. (“Dovebid). This investment represents less than 20% of the outstanding capital stock of Dovebid. On August 8, 2003, Datastream received notice from Dovebid that it intended to raise additional financing which would, if it occurred, be dilutive to Datastream’s ownership position in Dovebid and at an implied valuation below the carrying value of Datastream’s $2.0 million investment. Accordingly, Datastream recognized an impairment charge of approximately $1.5 million included as a component of other income (expense) to reflect the decline in the fair value of this investment from $2.0 million to $501,983. During 2004, the Company made an additional investment of approximately $35,000 in order to avoid material dilution to its ownership position. It is unknown if any further adjustments to the carrying value of the Company’s investment in Dovebid will occur in future periods.

(3)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

At December 31, 2003 and 2004, the carrying value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

(4)	Property and Equipment, net

Property and equipment, net consisted of the following at December 31:

	2003	2004
Land	$490,314	$511,267
Building	9,889,777	10,271,337
Computer equipment and software	10,554,126	12,351,216
Furniture and fixtures	2,335,322	2,144,669

	23,269,539	25,278,489
Accumulated depreciation	(12,030,709)	(13,871,863)

	$11,238,830	$11,406,626

(5)	Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2003	2004
Accrued salaries, bonuses and commission	$2,707,842	$3,044,969
Value added tax	1,374,070	1,645,748
Other accrued liabilities	4,329,286	2,847,914

	$8,411,198	$7,538,631

(6)	Income Taxes

The components of income (loss) before income taxes consist of the following, for the years ended December 31:

	2002	2003	2004
Domestic	$1,707,392	$4,782,110	$5,244,948
Foreign	1,107,396	879,562	1,029,006

	$2,814,788	$5,661,672	$6,273,954

Income tax expense (benefit) for the years ended December 31 is as follows:

	Current	Deferred	Total
2002:
Federal	$(1,432,027)	$1,011,175	$(420,852)
State	—	(50,420)	(50,420)
Foreign	1,097,889	397,999	1,495,888

	$(334,138)	$1,358,754	$1,024,616

2003:
Federal	$63,774	$1,438,981	$1,502,755
State	124,953	425,843	550,796
Foreign	793,865	(876,826)	(82,961)

	$982,592	$987,998	$1,970,590

2004:
Federal	$724,379	$456,711	$1,181,090
State	78,847	191,999	270,846
Foreign	304,827	545,191	850,018

	$1,108,053	$1,193,901	$2,301,954

During the period 2002 to 2004, various individuals exercised certain nonqualified and incentive stock options granted by the Company. The exercise of these stock options or the subsequent disqualified disposition of the underlying stock of the Company generated income tax deductions and related deferred income tax benefits for the Company that are recorded directly to additional paid-in capital in accordance with APB Opinion No. 25. Such amounts were $10,988, $237,383, and $85,151, for 2002, 2003 and 2004, respectively.

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

	2002	2003	2004
Computed “expected” tax expense	$985,176	$1,981,585	$2,195,884
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefits	(29,013)	367,052	151,104
Research and development credit	99,906	(177,245)	(150,000)
Valuation allowance	(184,327)	(1,611,133)	679,975
Tax effect of international activities	—	972,620 (1)	(546,145)
Other, net	152,874	437,711	(28,864)

Actual tax expense	$1,024,616	$1,970,590	$2,301,954

(1)	The impact on the rate increase due to foreign transactions is directly offset by the decrease in the valuation allowance due to reduction of net operating losses that were previously fully reserved.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2003	2004
Deferred tax assets:
Net operating loss and tax credit carryforwards	$6,075,895	$6,097,892
Accrued expenses and allowances	1,481,224	964,126

Total gross deferred tax assets	7,557,119	7,062,018
Less valuation allowance	(1,071,093)	(1,751,068)
Deferred tax liability:
Differences in book and tax depreciation of property and equipment	(923,761)	(942,586)

Net deferred tax assets	$5,562,265	$4,368,364

Net deferred tax assets comprises current and non-current elements, which include U.S. and foreign amounts, as follows:

	2003	2004
Deferred income taxes, current
United States	$517,538	$1,945,392
Foreign	760,954	68,394

	1,278,492	2,013,786
Deferred income taxes, net, non-current
United States	3,907,064	1,792,024
Foreign	376,709	562,554

	4,283,773	2,354,578
Net deferred tax assets	$5,562,265	$4,368,364

The valuation allowances for deferred tax assets as of December 31, 2003 and 2004 relate to net operating loss carryforwards of foreign subsidiaries, which at this time are uncertain of recovery. The net change in the valuation allowance for deferred income tax assets for the years ended December 31, 2002, December 31, 2003, and December 31, 2004 was a decrease of $184,327, a decrease of $1,611,133, and an increase of $679,975 respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, such as projected future taxable income and tax planning strategies in making this assessment. In order to realize the U.S. federal and state deferred tax assets, the Company will need to generate future taxable income of approximately $20.5 million prior to the expiration of the federal tax credit and state net operating losses and tax credit carryforwards commencing in 2020. Federal taxable income in the United States for the year ended December 31, 2003 was $1,497,000 and is approximately $4.6 million for the year ended December 31, 2004. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2004, the Company has U.S. state deferred tax assets arising from state net operating losses, research and development credit, foreign tax credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $1,170,000, $1,770,000, $338,000 and $515,000, respectively, the majority of which expire in varying amounts beginning in the year 2020. In addition, the Company’s foreign subsidiaries have deferred tax assets for tax net operating losses totaling $2.2 million. There is a greater likelihood of not realizing the full future tax benefits of these deferred tax assets and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.

The American Jobs Creation Act of 2004 (“AJCA”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings. Certain criteria must be met. As of December 31, 2004, the Company has approximately $3 million of unremitted foreign earnings, which have historically been deemed to be permanently invested.

The Company’s evaluation of the AJCA and its repatriation provisions is in process. We expect to complete this review by the end of 2005. The amount of earnings being considered for repatriation and the amount of any related current or deferred tax effects cannot reasonably be estimated yet.

(7)	Employee Savings and Retirement Plan

Effective September 1, 1992, the Company established a Retirement Plan under Section 401(k) of the Internal Revenue Code. The Plan is funded in part from employee voluntary contributions with the Company’s contribution equal to one-half of the employee’s contribution up to 3% of his or her compensation. The Plan provided for voluntary employee contributions of up to 15% of their total compensation until April 1, 2001, after which time employees could contribute up to 20% of their total compensation.

The Company’s contributions to the Plan totaled approximately $652,000, $365,000, and $600,000 in 2002, 2003 and 2004, respectively.

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

Options granted pursuant to Datastream Systems, Inc. 1998 Singapore Stock Option Plan, the 1998 German Stock Option Plan, the 1998 Australian Stock Option Plan, and the 1999 Argentinean Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

As of December 31, 2004, there were 1,438,777 options available for grant under the above plans. A summary of activity in the plans noted above during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:
Balance at December 31, 2001	3,903,455	$7.98

Granted	395,350	6.98
Exercised	(46,223)	5.38
Forfeited	(367,865)	8.33

Balance at December 31, 2002	3,884,717	$7.87

Granted	878,350	9.62
Exercised	(331,392)	6.23
Forfeited	(477,387)	8.48

Balance at December 31, 2003	3,954,288	$8.32

Granted	672,500	6.67
Exercised	(97,910)	5.86
Forfeited	(723,146)	9.15

Balance at December 31, 2004	3,805,732	$7.93

The following table summarizes information about stock options outstanding under the plans noted above at December 31, 2004:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
2.28 – 4.55	473,980	5.2	473,980	$3.01
4.55 – 6.83	668,407	9.1	109,826	5.98
6.83 – 9.10	1,414,400	5.3	1,212,419	8.09
9.10 – 11.38	1,066,059	6.6	619,117	10.46
11.38 – 13.65	153,753	5.1	153,753	12.13
13.65 – 15.93	12,633	2.7	12,633	14.64
15.93 – 18.20	14,000	5.1	14,000	17.81
18.20 – 20.48	2,500	5.1	2,500	18.50

	3,805,732	6.3	2,598,228	$7.97

Stock Option Plan for Directors

Under the Directors’ Plan, eligible directors receive options to purchase, at the fair market value of a share on the date of grant, (i) 15,000 shares of Common Stock upon the commencement of their service as a director and (ii) 10,000 shares of Common Stock annually as of the first business day of each fiscal year.

As of December 31, 2004, there were 54,000 options available for grant under the Director’s Plan. A summary of activity in the Directors’ Plan during the periods indicated are as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:
Balance at December 31, 2001	80,000	$9.39

Granted	16,000	7.52
Exercised	(9,000)	3.75
Forfeited	(11,000)	12.98

Balance at December 31, 2002	76,000	$9.15

Granted	25,000	6.63

Balance at December 31, 2003	101,000	$8.52

Granted	44,000	7.47
Exercised	(21,000)	5.25
Forfeited	(17,000)	11.30

Balance at December 31, 2004	107,000	$8.29

The following table summarizes information about stock options outstanding under the Director’s Plan at December 31, 2004:

	Options Outstanding		Options exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted - Average Exercise Price
2.28 – 4.55	9,000	0.1	9,000	$3.75
4.55 – 6.83	36,000	8.7	21,000	6.54
6.83 – 9.10	42,000	8.0	17,000	8.83
9.10 – 11.38	12,000	3.5	12,000	9.71
13.65 – 15.93	4,000	3.0	4,000	15.25
20.48 – 22.75	4,000	5.0	4,000	22.75

	107,000	6.8	67,000	$8.80

Warrants

In connection with entering into a software development and licensing agreement, Datastream issued a warrant during the first quarter of 2002 to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remained exercisable for three years from the date of issuance. The exercise price per share was $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allowed for net share settlement at the option of the warrant holder and provides “piggy back” registration rights for the underlying common stock. The warrant was not exercised and expired on February 13, 2005. On the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to other assets. The Company recorded amortization of the asset as a reduction of revenue over the three years the warrant was exercisable.

Employee Stock Purchase Plan

The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors and the Company’s stockholders have reserved 400,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 34,309, 32,319, and 18,118 shares in 2002, 2003 and 2004, respectively.

(9)	Leases

The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 2004, the approximate future minimum lease payments under noncancelable operating leases that expire at various future dates are as follows:

2005	$1,871,961
2006	1,520,708
2007	1,098,626
2008	358,754
2009	10,077
Thereafter	3,966

$4,864,092

Rent expense for the years ended December 31, 2002, 2003 and 2004, was approximately $1,374,000, $1,504,000 and $1,474,000, respectively.

(10)	Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

	United States and Canada	Europe	Latin America	Asia	Total
2002:
Product	$15,938,510	$5,772,726	$1,942,452	$1,919,474	$25,573,162
Professional services and support	41,225,772	14,598,662	4,364,284	3,889,763	64,078,481

Total revenues	57,164,282	20,371,388	6,306,736	5,809,237	89,651,643
Operating income (loss)	1,247,591	1,078,479	72,867	(127,270)	2,271,667
Total assets	50,577,049	15,024,210	5,506,135	5,864,902	76,972,296

2003:
Product	$15,536,669	$6,231,709	$1,883,223	$1,422,485	$25,074,086
Professional services and support	41,602,128	15,577,436	4,152,420	4,255,398	65,587,382

Total revenues	57,138,797	21,809,145	6,035,643	5,677,883	90,661,468
Operating income	5,966,912	436,183	120,713	113,558	6,637,366
Total assets	59,887,650	15,220,611	3,789,532	5,673,415	84,571,208

2004:
Product	$15,334,320	$7,360,004	$1,981,333	$1,708,277	$26,383,934
Professional services and support	41,443,917	18,375,363	4,234,354	3,953,137	68,006,771

Total revenues	56,778,237	25,735,367	6,215,687	5,661,414	94,390,705
Operating income	4,872,386	514,707	124,314	113,228	5,624,635
Total assets	63,717,090	17,727,047	3,702,873	5,016,982	90,163,992

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

In 2003, the Company applied additional control procedures to the foreign affiliate operations. More specifically, the Company provided significant direction to the foreign affiliates regarding markets and customers to target. The

Company assisted the foreign affiliates in managing capital and other resources, and centralized in the U.S. certain management and administrative functions formerly performed by the foreign affiliates. As a result of these operational changes, the foreign subsidiaries made fewer operating decisions and undertook fewer risks than they did before the Company instituted these changes. As a result, a new transfer pricing method was applied.

In accordance with section 482 of the U.S. Internal Revenue Code and the regulations thereunder, the Company engaged a third party to determine a new arm’s length pricing method to apply to the foreign affiliates. The objective measures of profitability used in the CPM Method is commonly used by companies in the software/hardware distribution business all over the world. The result was a change from an intercompany charge for the licensing of the software to a set profitability margin based on comparable company profits.

The impact of these changes on operating income in 2003 was a decrease in North American operating income of $1,144,815, and an increase in operating income of $196,986, $566,759 and $381,070 in Europe, Latin America and Asia, respectively.

(11)	Reconciliation of Basic and Diluted Income per Share

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

	Income (loss)	Shares	Per Share Amount
2002:
Basic income per share	$1,790,172	20,138,137	$0.09

Effect of dilutive securities:
stock options	—	262,405

Diluted income per share	$1,790,172	20,400,542	$0.09

2003:
Basic income per share	$3,691,082	20,136,124	$0.18

Effect of dilutive securities:
stock options	—	283,205

Diluted income per share	$3,691,082	20,419,329	$0.18

2004:
Basic income per share	$3,972,000	20,001,084	$0.20

Effect of dilutive securities:
stock options	—	221,682

Diluted income per share	$3,972,000	20,222,766	$0.20

Antidilutive shares totaling 3,010,375, 2,648,041 and 2,717,845 were excluded from the diluted net income per share calculations for the years ended December 31, 2002, 2003 and 2004, respectively.

(12)	Commitments and Contingencies

As a result of the Audit Committee’s investigation of the Company’s Chinese operations, the Company believes that there may be risks associated with potential fines, penalties or other liabilities in China that the Company may incur. Currently, there are no such fines or penalties asserted and any such amounts that the Company may incur cannot be reasonably estimated at this time.

The Company is also occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

(13)	Subsequent Events

On July 6, 2005, the Company received a decision from the Nasdaq Listing and Hearing Review Council, dated July 5, 2005, reversing the decision of the Nasdaq Listing Qualifications Panel to grant the Company’s request to extend to July 29, 2005, the filing deadline for its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005. In addition, the Listing Council remanded the matter to the Panel with instruction to immediately delist the Company’s securities from The Nasdaq Stock Market (“Nasdaq”) because the Company has failed to satisfy the requirements of Marketplace Rule 4310(c)(14). Marketplace Rule 4310(c)(14) requires that a listed company file with Nasdaq all reports and other documents filed or required to be filed with the Securities and Exchange Commission (the “Commission”). The Company’s common stock has been delisted from Nasdaq effective with the open of business on July 7, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses in internal control over financial reporting discussed below.

Because of the material weaknesses in internal control over financial reporting described below, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for changes as noted below:

•	Implemented a policy which lowered the threshold of license revenue contracts that must be reviewed by corporate headquarters,

•	Implemented policies to require maintenance of documentation of the assessment of financial stability of all distributors along with payment history and reviewing agreements and business practices for indications of contingent revenues.

•	Reinforced policies which require proper evidence of an arrangement for multiple element software agreements prior to recognition of revenue in Latin America.

Our management has treated the material weaknesses identified as of December 31, 2004 seriously and has undertaken the following actions to remediate them:

For the quarter ended June 30, 2005:

•	We hired additional qualified accounting personnel in the Company’s corporate office. This includes an International Director of Financial Accounting and Compliance and an International Accounting Supervisor at the Corporate U.S. location. The responsibility of these individuals is to review and monitor international accounting practices in accordance with U.S. generally accepted accounting principles.

•	We have migrated some of the international accounting processes to the U.S. Corporate office.

•	We have increased training for international accounting and operation personnel in 1) software revenue recognition, 2) the importance of a robust internal control environment and 3) the application of technical accounting literature in accordance with U.S. generally accepted accounting principles.

•	We have reassessed and reassigned access control requests to the Company’s accounting systems.

•	We have implemented enhanced procedures for the preparation and review of account reconciliations and analyses.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations including a second review of the Company’s nonstandard multiple element arrangements.

For the quarter ended September 30, 2005:

•	We have required documentation of the collectibility of new customers.

These changes are part of our overall program that is intended to remediate all material weaknesses by December 31, 2005.

Management’s report on Internal Control over Financial Reporting and the attestation report of KPMG LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included under Item 8 “Financial Statements and Supplementary Data” of this report and are incorporated by reference into this item of the report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors

LARRY G. BLACKWELL

Age: 64

Class III Director – Term Expires 2005

Dr. Blackwell, the founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company from its inception in 1986. He also served as President of the Company from its inception until January 2005. Prior to founding the Company, he was President of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell served four years as an officer in the Navy and holds a Bachelor of Science degree in Engineering from the University of Mississippi, a Master of Science degree from the Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and has received numerous business and engineering honors, including Inc. magazine’s 1994 “Entrepreneur of the Year” for the State of South Carolina and Innovision Technology Awards’ 2002 Charles Townes Individual Achievement Award.

RICHARD T. BROCK

Age: 57

Class II Director – Term Expires 2007

Mr. Brock has served as a director of the Company since August 1993. In 1984, Mr. Brock founded the predecessor of Firstwave Technologies, Inc., a publicly held provider of sales and marketing automation software, for which he has served in various capacities, including Chief Executive Officer and President, since 1984. Mr. Brock currently serves as Chairman and Chief Executive Officer of Firstwave Technologies. He is also a founding partner of Brock Capital Partners, a privately-held venture capital fund. He also founded and formerly served as Chief Executive Officer of Management Control Systems, Inc. Mr. Brock is a nationally recognized developer, author and speaker on sales, marketing and service automation and business development strategy. Mr. Brock received a Bachelor of Science degree in Accounting from Spring Hill College and a Masters in Business Administration from Louisiana State University. He is also a Certified Public Accountant.

IRA D. COHEN

Age: 54

Class II Director – Term Expires 2007

Mr. Cohen has been a director of the Company since February 1995. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm he co-founded that focuses on mergers and acquisitions in the information technology industry. Mr. Cohen also co-founded Updata Software, Inc., and served as its Chief Financial Officer from 1986 to 1988. In addition, Mr. Cohen is a Principal with two related venture funds: Fallen Angel Equity and Updata Venture Fund. Mr. Cohen is also a director of several privately held companies. He holds a Bachelor of Science degree in Accounting from City University of New York, Herbert H. Lehman College, and he is a registered Certified Public Accountant in New York and New Jersey.

ROBERT C. DAVIS

Age: 60

Class I Director – Term expires 2006

Mr. Davis has served as a director of the Company since April 2003. He currently serves as Chairman of Capital Insights, LLC, a boutique venture capital firm, and has served in that capacity since 1998. He has also acted as a private tax and business consultant to various entities in Washington D.C., North Carolina and South Carolina since 1991. From 1977 to 1991, Mr. Davis served as the Partner-in-Charge of Tax Practice at KPMG Peat Marwick in Washington D.C., and from 1972 to 1977, he held the same position at KPMG Peat Marwick’s office in Greenville, South Carolina. From 1966 to 1972, Mr. Davis served as an Audit Staff Accountant and Tax Manager at KPMG Peat Marwick in Raleigh, North Carolina. Mr. Davis, a retired Certified Public Accountant, received a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill.

JAMES C. RYAN, JR.

Age: 66

Class III Director – Term Expires 2005

Mr. Ryan has served as a director of the Company since March 2004. Since January 1984 he has served as the President of Smoky Hill Corporation, a South Carolina based investment company, and from July 1981 until July 2001 he served as President of American Petroleum Management Corporation, a manager of international energy investment funds. Mr. Ryan is also the retired President and Chief Executive Officer of Evergreen Resources Inc. (EVG), a publicly traded energy company based in Denver, Colorado. Mr. Ryan served as the President and Chief Executive Officer of EVG until June 1995 and as a director of that company until 1996. Mr. Ryan received a Bachelor of Science degree from Williams College in Geology.

JAMES R. TALTON, JR.

Age: 62

Class I Director – Term expires 2006

Mr. Talton has served as a director of the Company since March 2001. He currently serves as Chairman of the Board of Directors for Impact Design Build, Inc., a real estate development company, and has served in that capacity since January 2000. From July 1999 to January 2000, Mr. Talton served as a Vice President for Impact. Mr. Talton also serves as a director for Waste Industries USA Inc. and several privately held companies. From July 1986 until July 1999, Mr. Talton served as the Managing Partner of KPMG Peat Marwick’s Raleigh, North Carolina office. From October 1979 until June 1986, he served as Managing Partner of KPMG Peat Marwick’s Greenville, South Carolina office. Mr. Talton, a retired Certified Public Accountant, received a Bachelor of Science degree in Accounting from East Carolina University.

The Audit Committee. The Audit Committee appoints and oversees the Company’s independent auditors, reviews and makes recommendations regarding the annual audit of the Company’s financial statements and assists the Board in overseeing the Company’s financial reporting process and internal accounting procedures and controls. The Audit Committee also establishes and maintains procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. In fiscal 2004, the Audit Committee consisted of Messrs. Cohen (Chairman), Davis and Talton, and held 21 meetings. For fiscal 2005, the Audit Committee consists of Messrs. Cohen (Chairman), Davis and Talton. The Audit Committee operates under a written charter initially adopted June 9, 2000 and amended and restated on March 16, 2001, March 15, 2002 and March 2, 2004. A copy of the Audit Committee’s Amended and Restated Charter as of March 2, 2004 was attached to the Proxy Statement for the 2004 Annual Meeting of stockholders. All members of the Company’s Audit Committee in 2004 and 2005 met and meet the independence requirements for audit committee membership set forth in the Nasdaq Rules and the rules of the Securities and Exchange Commission (“SEC Rules”). The Board of Directors has determined that Messrs. Cohen, Talton and Davis are audit committee financial experts as that term is defined in the SEC Rules.

Executive Officers

In January 2005, the Board of Directors undertook its annual review and designation of the Company’s executive officers for Section 16 and other corporate governance purposes. At such time, the Board of Directors identified Dr. Blackwell, C. Alex Estevez, Javier Buzzalino, John M. Sterling, III and Bradley T. Stevens as the Company’s executive officers. The executive officers of the Company serve at the discretion of the Board of Directors. See “Directors “ above for information about Dr. Blackwell.

C. ALEX ESTEVEZ

President, Chief Financial Officer and Secretary

Age: 35

Mr. Estevez was named President of the Company in January 2005 and has served as Chief Financial Officer and Secretary of the Company since April 1999. Prior to that time, he served as the Company’s Vice President of Corporate Development from June 1998 until April 1999 and as the Director of Planning from June 1997 to June 1998. Prior to joining the Company, Mr. Estevez worked in the investment banking technology group at Raymond James & Associates from September 1992 through June 1995, where he focused on technology-based mergers and acquisitions and equity offerings, including the Company’s initial public offering. Mr. Estevez holds an A.B. degree from Harvard College and received a Masters of Management in Finance and Strategy from the J.L. Kellogg Graduate School of Management, Northwestern University.

JAVIER BUZZALINO

Senior Vice President of Development

Age: 43

Mr. Buzzalino has served as the Senior Vice President of Development since March 2003. Prior to that time, he was Vice President of Product Development since May 2000 and Vice President of iProcure Development from January 2000 to May 2000. Prior to joining the Company, Mr. Buzzalino worked for Fluor Daniel, Inc., an engineering, procurement and construction corporation, where he served as Systems Manager from 1997 to 2000, Systems Architect from 1996 to 1997, and Senior Developer from 1991 to 1995. Mr. Buzzalino also served as Large Accounts Manager for IBM from 1987 to 1990 and as a Developer for First National Bank of Boston from 1986 to 1987. Mr. Buzzalino holds an advanced degree in Civil Engineering from the University of Buenos Aires and a Masters in Business Administration from Clemson University. Mr. Buzzalino is a Certified Professional Engineer of Canada.

JOHN M. STERLING, III

Executive Vice President, Worldwide Sales

Age: 42

Mr. Sterling has served as Executive Vice President of Worldwide Sales since October 2003. Prior to that time, he served as Executive Vice President, Telesales from October 2000 until October 2003. He led the Company’s electronic commerce initiatives from February 1999 until October 2000. Before being named Vice President of Electronic Commerce, Mr. Sterling served as the Company’s Vice President of International Operations from September 1997 to January 1999, overseeing the Company’s international operations. Prior to holding such position, Mr. Sterling served as the Company’s Managing Director of European Operations from February through August 1997. Mr. Sterling also served as the Company’s Vice President of Sales from 1986 to January 1997. Prior to joining Datastream, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products in San Mateo, California. Mr. Sterling holds a Bachelor of Science degree in Political Science from The Citadel.

BRADLEY T. STEVENS

Senior Vice President, Global Operations

Age: 43

Mr. Stevens has served as Senior Vice President of Global Operations since January 2005 and previously served as Vice President of North American Operations from October 2003 until January 2005. Prior to that time, he served as Vice President of Marketing from March 2002 until October 2003. Before joining the Company, Mr. Stevens served as Senior Vice President of Marketing at NxView Technologies, a rich media start-up company, from April 2000 through February 2002 and held several positions at IBM Corporation from August 1995 to March 2000, including Marketing Manager in Global Industries and Marketing Strategy Manger for the IBM Personal Systems Group. Mr. Stevens holds a Bachelor of Science degree in Economics and a Masters in Business Administration from the University of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officer and greater than 10% stockholders complied during fiscal 2004 with all applicable Section 16(a) filing requirements.

Code of Conduct and Ethics

Our Board of Directors has approved a Code of Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer). The code of Conduct and Ethics is available on our website at http://www.datastream.net/company/investor.asp.

Item 11.	Executive Compensation.

Compensation of Directors.

In fiscal 2004, non-management directors received four quarterly retainers of $2,500 each, attendance fees for attending ($500) and for chairing ($1,000) meetings of the Board of Directors and its committees, attendance fees of $250 for attending short telephonic meetings and meetings of sub-committees of the Board of Directors, attendance fees of $1,750 for attending annual stockholders meetings, and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. The Company also adopted a Stock Option Plan for Directors, which provides for a grant of an option to purchase 15,000 shares of Common Stock to non-management directors when they join the board and thereafter an annual grant of 10,000 options. In January 2004, this annual grant was for an option to purchase 4,000 shares of Common Stock, with an additional grant of an option to purchase 3,000 shares of Common Stock, issued in October 2004. The Stock Option Plan for Directors expired on February 7, 2005, and no further grants may be made under that plan.

Executive Compensation Tables

Table I - Summary Compensation Table

The following table presents certain information required by the Securities and Exchange Commission relating to various forms of compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and its four most highly paid executive officers during fiscal 2004 (the “Named Executive Officers”).

	Years	Annual Compensation					Long-Term Compensation Securities Underlying Options (# of Shares)	All Other Compensation
Name and Principal Position(s)		Salary		Bonus	Other Annual Compensation
Larry G. Blackwell	2004	$301,888	(1)	$15,000	—		—	$5,479	(9)
Chairman and Chief	2003	$292,391	(1)	$69,050	—		75,000	$5,430	(9)
Executive Officer	2002	$258,375	(1)	$56,250	—		25,000	$4,451	(9)

C. Alex Estevez	2004	$202,740	(2)	$13,500	—		100,000	$5,983	(9)
President, Chief Financial	2003	$188,031	(2)	$52,500	—		100,000	$6,000	(9)
Officer and Secretary	2002	$162,554	(2)	$50,000	—		25,000	$5,500	(9)

Javier Buzzalino (3)	2004	$161,613	(4)	$5,000	—		75,000	$2,699	(9)
Senior Vice President	2003	$145,250	(4)	$33,000	—		60,000	$2,422	(9)
of Development					—

John M. Sterling, III	2004	$201,842		$28,750	—		75,000	—
Executive Vice President,	2003	$195,697		$72,669	—		75,000	—
Worldwide Sales	2002	$186,250		$23,692	—		15,000	$30,795	(5)

Bradley T. Stevens (6)	2004	$171,808	(7)	$20,500	—		100,000	$2,319	(9)
Senior Vice President,	2003	$155,888	(7)	$41,153	$44,471	(8)	70,000	$1,857	(9)
Global Operations

(1)	Includes $13,000 in 2004 (2003: $12,000; 2002: $10,757) deferred at the election of Dr. Blackwell pursuant to the Company’s 401(k) plan.

(2)	Includes $11,996 in 2004 (2003: $12,000; 2002: $11,000) deferred at the election of Mr. Estevez pursuant to the Company’s 401(k) plan.

(3)	Mr. Buzzalino was not an executive officer of the Company in fiscal 2002.

(4)	Includes $13,000 in 2004 (2003: $12,000) deferred at the election of Mr. Buzzalino pursuant to the Company’s 401(k) plan.

(5)	Reflects commissions paid in 2002.

(6)	Mr. Stevens was not an executive officer of the Company in fiscal 2002.

(7)	Includes $13,000 in 2004 (2003: $12,000) deferred at the election of Mr. Stevens pursuant to the Company’s 401(k) plan.

(8)	Includes $37,736 in relocation payments, $3,060 in premiums paid by the Company for Mr. Stevens’ participation in the executive health plan and $3,675 in lease payments for a company car used by Mr. Stevens.

(9)	Reflects matching contributions to the Company’s 401(k) plan paid by the Company on behalf of the Named Executive Officer.

TABLE II - Option/SAR Grants in Fiscal 2004

This table presents information regarding options granted to the Company’s Named Executive Officers during fiscal 2004 to purchase shares of the Company’s Common Stock. The Company has no outstanding stock appreciation rights (SARs) and granted no SARs during fiscal 2004. In accordance with Securities and Exchange Commission rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

	Individual Grants
	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For the Option Term(1)
Name						5%	10%
Dr. Blackwell	—	(2)	N/A	N/A	N/A	N/A	N/A
Mr. Estevez	100,000	(2)	14.87%	$6.10	11/18/2014	$993,626	$1,582,183
Mr. Buzzalino	75,000	(2)	11.15%	$6.10	11/18/2014	$745,219	$1,186,637
Mr. Sterling	75,000	(2)	11.15%	$6.10	11/18/2014	$745,219	$1,186,637
Mr. Stevens	100,000	(2)	14.87%	$6.10	11/18/2014	$993,626	$1,582,183

(1)	Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the rate shown (compounded annually) from the date of grant to the expiration date. These numbers are presented in accordance with the requirements of the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price performance.

(2)	Options vest in 33% increments on the first through third anniversaries of the date of grant.

TABLE III - Option Exercises in Fiscal 2004

and Fiscal 2004 Year-End Option Values

The following table shows the number of options exercised during fiscal 2004 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by the Company’s Named Executive Officers as of December 31, 2004. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $6.93, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market as of December 31, 2004 (the last trading day of the Company’s fiscal year).

	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Blackwell	—	—	175,831	58,333	$204,668	$1,375
Mr. Estevez	—	—	245,601	174,999	$219,500	$89,500
Mr. Buzzalino	—	—	102,167	120,000	$150,760	$62,250
Mr. Sterling	—	—	314,432	130,000	$468,700	$66,150
Mr. Stevens	—	—	43,334	156,666	$0	$83,000

(1)

The value of unexercised in-the-money options at December 31, 2004 is calculated as follows: [(Per Share Closing Sales Price on December 31, 2004) - (Per Share Exercise Price)] x Number of Shares Subject to Unexercised

Options. The closing sales price reported by the Nasdaq National Market of the Company’s Common Stock for December 31, 2004 was $6.93 per share.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors in 2004 were Messrs. Brock and Talton. In 2005, the Compensation Committee of the Board of Directors consists of Messrs. Brock (Chairman) and Talton. During fiscal 2004, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of, or a consultant to, Datastream. Our Chief Executive Officer, Dr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Compensation Committee concerning the performance of our executive officers, excluding himself, and recommendations concerning proposed adjustments to their compensation. There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee.

Executive Compensation

The Compensation Committee intends that the report immediately below describe the executive compensation program of the Company in 2004, including the policies of the program. This report also discusses the bases for compensation paid to the Company’s Chief Executive Officer, Dr. Larry G. Blackwell, during 2004.

Report On Executive Compensation

The Compensation Committee members in 2004 were Messrs. Brock (Chairman) and Talton. The Compensation Committee is responsible for establishing salaries, bonuses and other compensation for the Company’s executive officers, as well as administering the Company’s Employee Stock Purchase Plan and other stock option plans. Each member of the Compensation Committee in 2004 was a non-employee director and met the independence requirements of the Nasdaq National Market listing standards (the “Nasdaq Rules”). For 2005, the Compensation Committee consists of Messrs. Brock (who continues to serve as Chairman) and Talton. The 2005 Compensation Committee members are non-employee directors and meet the independence requirement of the Nasdaq Rules.

Compensation Policy. The Compensation Committee meets at least annually to review the levels and types of compensation established for the Company’s executive officers during the prior year and to establish levels and types of compensation for executive officers for the current year. This review is based generally upon (i) an evaluation of each executive officer’s ability to contribute to the success of the Company’s pursuit of its short and long-term goals, and (ii) the desire to have some portion of each executive officer’s compensation be incentive in nature. In making these and other compensation decisions, the Compensation Committee seeks to integrate the Company’s annual and long-term performance goals into the Company’s executive compensation structure. Specifically, the Company’s executive compensation policy is designed to:

•	Provide compensation levels that are consistent with the Company’s business plan, financial objectives and operating performance;

•	Reward performance that facilitates the achievement of the Company’s goals;

•	Motivate executives to achieve strategic operating objectives;

•	Provide a compensation package for key employees that is competitive with comparable arrangements made with other executives in the software industry; and

•	Align the interests of the Company’s executives with those of its stockholders and the long-term interests of the Company by providing long-term incentive compensation in the form of stock options.

The Compensation Committee has adopted a three-tiered approach to executive compensation that involves base salaries, short-term incentive awards in the form of cash bonuses and long-term incentive awards in the form of stock options. The procedure used to determine the level of each of these components is discussed in more detail below.

Base Salaries. In preparing its recommendations to the Compensation Committee, management typically considers the base salary levels for officers of other public companies in the software industry holding the same or similar positions as the executive officers of the Company. These companies are not necessarily the same companies whose performance is compared to that of the Company in the Performance Graph included herein. In light of such data, a salary level for each officer is recommended based on the officer’s experience level, the scope and complexity of the position held and the officer’s performance during the past year, as measured against the average salary for comparable positions. In establishing 2004 compensation recommendations, the Compensation Committee targeted the 50th percentile for total compensation of similar positions for comparably sized information technology companies in the United States. The Compensation Committee retains the discretion to set base salaries higher than this range if necessary to attract and retain exceptional employees.

Short-Term Incentive Compensation — Cash Bonuses. The goal of the short-term incentive component of the Company’s compensation packages is to place a meaningful portion of each officer’s compensation at risk to encourage and reward a high level of performance each year. For 2004, criteria were applied that differed for each executive depending primarily on the responsibilities of that position. Short-term cash incentives are based on meeting or exceeding the Company’s short-term financial targets, including license revenue, total revenue, earnings per share and days sales outstanding.

Long-Term Incentive Compensation — Stock Options. The goal of the long-term incentive component of the Company’s compensation packages is to secure, motivate and reward officers and to align their interests with the interests of the stockholders through the grant of stock options. Under the Company’s stock option plans, the Compensation Committee is authorized to grant incentive and non-qualified stock options to key employees. The number of options granted is based upon the position held by the individual, his or her performance, the prior level of equity holdings by the officer and the Compensation Committee’s assessment of the officer’s ability to contribute to the long-term success of the Company. No particular weight is given to any single factor. Options granted generally vest in equal annual increments over a period of three to five years and terminate at the end of five or ten years, depending upon the terms of the grant.

Compensation of the Chief Executive Officer. Dr. Blackwell’s salary for 2004 was $301,888, an amount deemed by the Compensation Committee to be approximately in the 50th percentile of the target market range for chief executive officers of comparably sized information technology companies in the United States. Dr. Blackwell received a bonus of $15,000 for 2004, mainly based on quarterly achievements of total revenue, license revenue and earnings per share consensus estimates. Dr. Blackwell did not receive an award of stock options in 2004.

Limitations on Deductibility of Compensation. Under the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company’s five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officer’s overall compensation exceeds $1,000,000. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1,000,000 base. Although the Compensation Committee does not presently intend to award compensation in excess of the $1,000,000 cap, it will continue to address this issue when formulating compensation arrangements for the Company’s executive officers and will seek, where possible, to maintain the deductibility of any such payments.

Members of the 2004 Compensation Committee:

Richard T. Brock, Chairman

James R. Talton, Jr., Member

Performance Graph

The following indexed line graph indicates our total return to stockholders from December 31, 1999 to December 31, 2004, as compared to the total return for the Nasdaq Composite Index and an index for publicly traded companies in the software industry based on the Standard Industrial Classification 737 for the same period. The graph assumes an investment of $100 on December 31, 1999.

	12/31/1999	12/31/2000	12/29/2001	12/31/2002	12/31/2003	12/31/2004
Nasdaq	100	60	48	33	49	54
SIC 737	100	46	37	25	34	37
Datastream	100	40	25	26	32	28

Data per Nasdaq CRSP Report as of 4/29/2005

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2004 about the common stock that may be issued under all of the Company’s existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(1)	3,377,973	$7.93	1,151,751	(3)
Equity Compensation Plans Not Approved by Stockholders(2)	584,759	$7.34	416,029
Total	3,962,732	$7.93	1,567,780

(1)	Includes the Company’s 1995 Stock Option Plan, 1998 Stock Option Plan, Stock Option Plan for Directors, and Employee Stock Purchase Plan.

(2)	Includes (a) the Company’s 1997 European Stock Option Plan (Dutch, United Kingdom and French sub-plan versions), (b) the Company’s 1998 Singapore Stock Option Plan, (c) the Company’s German Stock Option Plan, (d) the Company’s Australian Stock Option Plan, (e) the Company’s Argentinean Stock Option Plan, and (f) a warrant issued by the Company to GE Fanuc North America, Inc. to purchase up to 50,000 shares of the Company’s Common Stock.

(3)	Includes 132,003 shares available as of December 31, 2004 under the Company’s Employee Stock Purchase Plan.

Description of Plans Not Approved by Shareholders

The Company’s Board of Directors has adopted the following stock option plans for certain of its or its subsidiaries’ employees in certain foreign jurisdictions (together, the “Foreign Stock Option Plans”): (1) the 1997 European Stock Option Plan (Dutch, United Kingdom and French Sub-plan versions); (2) the German Stock Option Plan; (3) the Australian Stock Option Plan; (4) the Argentinean Stock Option Plan; and (5) the 1998 Singapore Stock Option Plan. Each of the Foreign Stock Option Plans is administered by the Compensation Committee of the Board of Directors. All outstanding stock options under the Foreign Stock Option Plans, pursuant to the terms of each plan, would fully vest upon a change of control of the Company.

Options granted pursuant to the Company’s 1997 European Stock Option Plan have varying vesting patterns up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the option agreement. Options granted under this plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

Options granted pursuant to the Company’s 1998 Singapore Stock Option Plan vest incrementally over a period of one to three years, depending on the terms of the option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date. Options granted pursuant to the Company’s German Stock Option Plan, Australian Stock Option Plan and Argentinean Stock Option Plan vest incrementally over a period of one to five years, depending on the terms of the option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

Beneficial Ownership of Common Stock

The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company’s outstanding Common Stock, (ii) the directors of the Company, (iii) the Named Executive Officers of the Company named in the Summary Compensation Table included elsewhere herein and (iv) all current directors and executive officers of the Company as a group. Such information is provided as of August 31, 2005. The number of shares of Common Stock issued and outstanding as of August 31, 2005 was 19,985,647. According to rules adopted by the Securities and Exchange Commission, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the Company’s outstanding Common Stock.

Name of Beneficial Owner+	Amount and Nature of Beneficial Ownership		Percent Of Class
Larry G. Blackwell	2,430,062	(1)	12.0%
Javier Buzzalino	127,167	(2)	*
C. Alex Estevez	288,925	(3)	1.4%
John M. Sterling, III	702,154	(4)	3.5%
Bradley T. Stevens	81,434	(5)	*
Richard T. Brock	32,000	(6)	*
Ira D. Cohen.	23,000	(7)	*
Robert C. Davis	18,400	(8)	*
James C. Ryan, Jr.	24,000	(9)	*
James R. Talton, Jr.	21,915	(10)	*
All current directors and executive officers as a group (10 persons)	3,749,057	(11)	17.8%

Other Stockholders
Brown Capital Management, Inc.	3,336,700	(12)	16.7%
Eagle Asset Management, Inc.	2,752,951	(13)	13.8%
Robeco USA, L.L.C.	1,107,095	(14)	5.5%

+	Unless otherwise indicated, the address of each of the beneficial owners identified is 50 Datastream Plaza, Greenville, South Carolina 29605.

(1)	Includes 209,164 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(2)	Includes 127,167 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(3)	Includes 287,266 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(4)	Includes 262,432 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005. Includes 4,800 shares of Common Stock held by Mr. Sterling’s children.

(5)	Includes 76,667 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(6)	Includes 23,000 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(7)	Includes 17,000 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(8)	Includes 13,000 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005. Also includes 200 shares of Common Stock held by his spouse.

(9)	Includes 9,000 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(10)	Includes 21,000 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005. Also includes 915 shares of Common Stock, held by his spouse. Mr. Talton disclaims beneficial ownership of the shares held by his spouse.

(11)	Includes 1,045,696 shares of Common Stock subject to options exercisable on or within 60 days after August 31, 2005.

(12)

The business address of Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202. The number of shares reported was derived from a Schedule 13G executed by Brown Capital Management on December 31, 2004 and filed with the Securities and Exchange Commission on February 9, 2005. According to the Schedule 13G, all of the shares of the Common Stock are owned by various investment advisory clients of Brown Capital Management, Inc. Brown Capital Management reports that it has sole voting power over 2,020,950 shares and sole dispositive power over 3,336,700 shares. According to its Schedule 13G, no individual client of Brown Capital Management holds more than five percent of the class.

(13)	The business address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716. The number of shares reported was derived from a Schedule 13G executed by Eagle Asset Management on January 10, 2005 and filed with the Securities and Exchange Commission on January 18, 2005. Eagle Asset Management reports that it has sole voting power and sole dispositive power over the 2,752,951 shares.

(14)	The business address of Robeco USA, L.L.C. (“Robeco”) is 909 Third Avenue, New York, NY 10022. The number of shares reported was derived from a Schedule 13G executed by Weiss Peck & Greer Investments (“WPG”) and Boston Partners Asset Management, L.L.C. (“BPAM”) on February 14, 2005 and filed with the Securities and Exchange Commission on February 15, 2005. According to the Schedule 13G, it was filed by Robeco with respect to 1,025,864 shares held by WPG, a division of Robeco as well as 81,231 shares held by BPAM at December 31, 2004 for the discretionary accounts of certain clients. To the knowledge of Robeco, no person has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares which represents more than five percent of the class. Robeco or an entity wholly owned by Robeco is General Partner or Supervisory General Partner of WPG Select Technology Fund, L.P., a Delaware limited partnership, WPG Select Technology QP Fund, L.P., a Delaware limited partnership, WPG Select Technology Overseas, L.P. a Cayman Island limited partnership, WPG Software Fund, L.P., a Delaware limited partnership, WPG Institutional Software Fund, L.P., a Delaware limited partnership, each of whose principal office is located at c/o Robeco USA, 909 Third Avenue, New York, New York, 10022. The aforementioned may be deemed a group under Rule 13(d). BPAM, is a Delaware limited liability company whose principal office is located at 28 State Street, 20th Floor, Boston, MA 02109. BPAM and WPG are affiliated entities as wholly-owned subsidiaries of Robeco and collectively hold 5.5% of the shares, but do not constitute a group under Rule 13(d). WPG reports that it has shared voting power and shared dispositive power over 1,025,864 shares. BPAM reports that it has shared voting power and shared dispositive power over 81,231 shares.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services.

The firm of KPMG LLP served as the Company’s independent auditors for the fiscal years ended December 31, 2003 and 2004.

Audit Fees. The aggregate fees, including expenses reimbursed, billed by KPMG LLP to the Company for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiaries for fiscal years 2003 and 2004, the reviews of the Company’s quarterly financial statements during fiscal years 2003 and 2004 and other reviews and consultations on matters reflected in the financial statements, such as consents, review of SEC filings and statutory audits in non-US locations were $407,147 for fiscal year 2003 and $1,604,174 for fiscal year 2004.

Audit Related Fees. The aggregate fees for audit related services including business/accounting technical advice were $1,308 for fiscal year 2003 and $0 for fiscal year 2004.

Tax Services Fees. The aggregate fees for all tax services other than those included in “audit” and “audit related” fees including tax compliance audits, tax planning and tax advice were $237,524 for fiscal year 2003 and $68,963 for fiscal year 2004.

All Other Fees. The aggregate fees, including expenses reimbursed, billed by KPMG LLP to the Company for services rendered to the Company and its subsidiaries, other than the services described above, were $2,185 for fiscal year 2003 and $0 for fiscal year 2004.

Audit Committee Pre-Approval. The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditors and all related fees to assure that the provision of such services does not impair the auditor’s independence. The independent auditors are prohibited from performing any non-audit services in contravention of SEC Rules. The Audit Committee has delegated its pre-approval authority to its Chairman, but not to management. The Chairman of the Audit Committee shall report any significant pre-approval decisions to the full Audit Committee at its next scheduled meeting.

The Audit Committee has considered and determined that the provision of services during 2004 by KPMG LLP that were unrelated to its audit of the financial statements and to its review of the Company’s interim financial statements during 2004 is compatible with maintaining KPMG’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

The following consolidated financial statements of Datastream Systems, Inc. for the three years ended December 31, 2004 are submitted in Part II, Item 8 of this report:

2.	Financial Statement Schedules:

The following consolidated financial statement schedule of Datastream Systems, Inc. is included in Item 15(c):

II — Valuation and Qualifying Accounts and Reserves

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.(2)

3.1(b)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.(10)

3.2	Bylaws.(1)

3.2(a)	Amendment to Bylaws, dated March 22, 2001.(3)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2	Specimen Stock Certificate.(1)

4.3	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.(4)

10.1	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(5)*

10.1(a)	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(2)*

Exhibit Number	Description
10.1(b)	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(6)*

10.1(c)	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(6)*

10.2	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(7)*

10.2(a)	Amendment to the Datastream Systems, Inc. Amended and Restated Stock Option Plan for Directors, dated October 6, 2004.*

10.3	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(8)*

10.4(a)	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version).(9)

10.4(b)	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version).(9)

10.4(c)	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version).(9)

10.4(d)	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.(11)

10.5	Datastream Systems, Inc. German Stock Option Plan.(11)

10.6	Datastream Systems, Inc. Australian Stock Option Plan.(11)

10.7	Datastream Systems, Inc. Argentinean Stock Option Plan.(11)

10.8	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.(11)

10.8(a)	Certificate of Amendment to the 1998 Singapore Stock Option Plan, dated June 11, 1999.

10.9	Form of Indemnification Agreement between the Company and each of Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey.

11	Datastream Systems, Inc. Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 11 of the “Notes to the Consolidated Financial Statement: included in Part II Item 8 of this report).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (Included with Signatures).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

(2)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

(3)	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

(4)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).

(5)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

(6)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

(7)	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

(8)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).

(9)	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

(10)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).

(11)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Datastream Systems, Inc.:

Under date of September 12, 2005, we reported on the consolidated balance sheets of Datastream Systems, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying financial statement schedule. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Datastream Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framwork issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Greenville, South Carolina

September 12, 2005

Datastream Systems, Inc.	Schedule II

Allowance for Doubtful Accounts Receivable and Unbilled Revenue

(a)	Description

	Balance at Beginning of Year	Provision for Doubtful Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts - accounts receivable:
Year ended December 31, 2002	$1,841,755	$1,146,127	$(1,619,532)	$1,368,350

Year ended December 31, 2003	$1,368,350	$627,771	$(1,248,878)	$747,243

Year ended December 31, 2004	$747,243	$625,965	$(762,734)	$610,474

Allowance for doubtful accounts - unbilled revenue:
Year ended December 31, 2002	$320,000	$(220,000)	$—	$100,000

Year ended December 31, 2003	$100,000	$(100,000)	$—	$—

Year ended December 31, 2004	$—	$—	$—	$—

The deferred tax valuation allowance rollforward is included in Note 6 of the “Notes to Financial Statements” filed in Exhibit 15 of this report.

S - 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastream Systems, Inc.

Date: September 15, 2005	By:	/s/ C. Alex Estevez
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on September 15, 2005.

Signature	Title

/s/ Larry G. Blackwell Larry G. Blackwell	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ C. Alex Estevez C. Alex Estevez	President and Chief Financial Officer (principal financial and accounting officer)

/s/ Richard T. Brock Richard T. Brock	Director

/s/ Ira D. Cohen Ira D. Cohen	Director

/s/ Robert C. Davis Robert C. Davis	Director

/s/ James C. Ryan, Jr. James C. Ryan, Jr.	Director

/s/ James R. Talton, Jr. James R. Talton, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.(2)

3.1(b)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.(10)

3.2	Bylaws.(1)

3.2(a)	Amendment to Bylaws, dated March 22, 2001.(3)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2	Specimen Stock Certificate.(1)

4.3	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.(4)

10.1	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(5)*

10.1(a)	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(2)*

10.1(b)	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(6)*

10.1(c)	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(6)*

10.2	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(7)*

10.2(a)	Amendment to the Datastream Systems, Inc. Amended and Restated Stock Option Plan for Directors, dated October 6, 2004.*

10.3	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(8)*

10.4(a)	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version).(9)

10.4(b)	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version).(9)

10.4(c)	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version).(9)

10.4(d)	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.(11)

10.5	Datastream Systems, Inc. German Stock Option Plan.(11)

10.6	Datastream Systems, Inc. Australian Stock Option Plan.(11)

10.7	Datastream Systems, Inc. Argentinean Stock Option Plan.(11)

10.8	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.(11)

Exhibit Number	Description
10.8(a)	Certificate of Amendment to the 1998 Singapore Stock Option Plan, dated June 11, 1999.

10.9	Form of Indemnification Agreement between the Company and each of of Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey. *

11	Datastream Systems, Inc. Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 11 of the “Notes to the Consolidated Financial Statement: included in Part II Item 8 of this report).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (Included with Signatures).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

(2)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).

(3)	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).

(4)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).

(5)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).

(6)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).

(7)	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).

(8)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).

(9)	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).

(10)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).

(11)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.