Form 10-Q
period 2005-03-31
DATASTREAM SYSTEMS INC
filed 2005-11-08
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-25590

DATASTREAM SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	57-0813674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 DATASTREAM PLAZA, GREENVILLE, SC 29605

(Address of principal offices) (Zip code)

(864) 422-5001

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 31, 2005: 19,985,647 shares of common stock, $0.01 par value per share.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended March 31, 2005

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the “Report”), as well as those made in other filings with the Securities and Exchange Commission (the “SEC”).

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to: because our common stock is quoted on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”), rather than being listed on a national securities exchange or automated quotation system, there is no established public trading market for our common stock and it may be difficult to either dispose of or obtain quotations as to the price of our common stock; even if we regain compliance with our filing requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), there can be no assurance that we will satisfy the standards for listing on the Nasdaq Stock Market (“Nasdaq”) or that Nasdaq will allow our common stock to be relisted on the Nasdaq National Market or Nasdaq SmallCap Market; we may have to expend significant resources to remediate the material weaknesses at December 31, 2004 that related to the control deficiencies identified at that time and we may be unable to maintain effective internal control over financial reporting in the future; the stability of our strategic relationships with third party suppliers and technologies; our ability to: sell larger and more complex software solutions, successfully transition to the development of further Internet-based products, successfully manage our international operations, enhance our current products and develop new products and services that address technological and market developments; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; and our ability to generate future revenue and profits from our Datastream 7i Buy strategy.

The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2004, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except par value)	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$25,529	$32,862
Short term investments	26,121	17,123
Accounts receivable, net of allowance for doubtful accounts of $469 and $610 at March 31, 2005 and December 31, 2004, respectively	18,391	19,594
Unbilled revenue	1,084	1,071
Income tax receivable	640	388
Prepaid expenses	1,743	1,266
Deferred income taxes	1,797	2,014
Other assets	1,624	1,540

Total current assets	76,929	75,858
Investment	537	537
Property and equipment, net	10,984	11,407
Deferred income taxes	2,596	2,354
Other long term assets	—	8

Total assets	$91,046	$90,164

Current liabilities:
Accounts payable	$4,603	$5,247
Other accrued liabilities	6,872	7,539
Unearned revenue	22,947	20,728

Total current liabilities	34,422	33,514

Total liabilities	34,422	33,514

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 21,703,446 shares issued at March 31, 2005 and 21,590,939 shares issued at December 31, 2004	217	216
Additional paid-in capital	91,005	90,556
Accumulated deficit	(19,729)	(19,676)
Other accumulated comprehensive loss	(2,713)	(2,290)
Treasury stock, 1,729,200 shares at March 31, 2005 and at December 31, 2004, at cost	(12,156)	(12,156)

Net stockholders’ equity	56,624	56,650

Total liabilities and stockholders’ equity	$91,046	$90,164

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands except net income per share)	2005	2004
Revenues:
Software product	$5,841	$6,541
Services and support	16,983	16,787

Total revenues	22,824	23,328
Cost of revenues:
Cost of product revenues	356	488
Cost of services and support revenues	8,007	6,893

Total cost of revenues	8,363	7,381

Gross profit	14,461	15,947
Operating expenses:
Sales and marketing	7,203	7,329
Product development	3,433	3,392
General and administrative	4,159	3,363

Total operating expenses	14,795	14,084

Operating income (loss)	(334)	1,863
Other income:
Interest income	241	121
Other income, net	15	19

Total other income	256	140

Income (loss) before income taxes	(78)	2,003
Income tax expense (benefit)	(25)	697

Net income (loss)	$(53)	$1,306

Basic net income (loss) per share	$(0.00)	$0.06

Diluted net income (loss) per share	$(0.00)	$0.06

Basic weighted average number of common shares outstanding	19,929	20,204

Diluted weighted average number of common shares outstanding	20,153	20,482

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three months ended March 31, 2005

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2004	$216	$90,556	$(19,676)	$(2,290)	$(12,156)	$56,650
Comprehensive income
Net loss	—	—	(53)	—	—	(53)
Foreign currency translation adjustment	—	—	—	(423)	—	(423)

Total comprehensive loss						(476)
Exercise of stock options	1	385	—	—	—	386
Tax benefit of options exercised	—	23	—	—	—	23
Stock issued for Employee Stock Purchase Plan	—	41	—	—	—	41

Balance at March 31, 2005	$217	$91,005	$(19,729)	$(2,713)	$(12,156)	$56,624

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$(53)	$1,306
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of operating assets	34	—
Depreciation	767	740
Amortization	8	23
Changes in allowances for doubtful accounts	(141)	(6)
Deferred income taxes	(25)	—
Changes in operating assets and liabilities:
Accounts receivable	1,344	1,302
Unbilled revenue	(13)	(345)
Prepaid expenses	(477)	(76)
Income taxes receivable, net	(252)	645
Other assets	(84)	195
Accounts payable	(644)	(963)
Other accrued liabilities	(667)	(1,330)
Unearned revenue	2,219	1,647
Tax benefit of options exercised	23	—

Net cash provided by operating activities	2,039	3,138

Cash flows from investing activities:
Purchases of short-term investments	(8,998)	—
Additions to property and equipment	(378)	(683)

Net cash used in investing activities	(9,376)	(683)

Cash flows from financing activities:
Proceeds from exercise of stock options	386	475
Proceeds from issuances of shares under employee stock purchase plan	41	62
Cash paid to acquire treasury stock	—	(1,777)

Net cash provided by (used in) financing activities	427	(1,240)

Foreign currency translation adjustment	(423)	(139)

Net increase (decrease) in cash and cash equivalents	(7,333)	1,076
Cash and cash equivalents at beginning of period	32,862	34,825

Cash and cash equivalents at end of period	$25,529	$35,901

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The interim financial information included herein is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, for the year ended December 31, 2004. Results for interim periods are not necessarily indicative of results expected for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation, including auction rate securities from cash and cash equivalents to short-term investments.

2. Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The Company uses the Black-Scholes option-pricing model to value the employee and director stock-based compensation plans for the pro forma disclosure shown below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options, which are issued at fair market value at the date granted, have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model is shown below:

	Three months ended
(Dollars in thousands except per share amounts)	March 31, 2005	March 31, 2004
Net income (loss) as reported	$(53)	$1,306
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(404)	(525)

Pro forma net income (loss)	$(457)	$781

Basic net income (loss) per share:
As reported	$(0.00)	$0.06

Pro forma	$(0.02)	$0.04

Diluted net income (loss) per share:
As reported	$(0.00)	$0.06

Pro forma	$(0.02)	$0.04

3. Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management, which we manage over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning our operations in different geographical regions as of and for the three months ended March 31, 2005 and 2004 is as follows:

(Dollars in thousands)	United States and Canada	Europe	Latin America	Asia	Total
March 31, 2005:
Total revenues	$14,501	$5,496	$1,132	$1,695	$22,824
Operating income (loss)	(502)	113	22	33	(334)
Total assets	59,600	18,369	5,697	7,380	91,046

March 31, 2004:
Total revenues	$13,570	$6,429	$1,539	$1,790	$23,328
Operating income	1,668	129	31	36	1,863
Total assets	58,149	17,074	3,586	5,156	83,965

4. Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of March 31, 2005 and 2004 is as follows:

(Dollars in thousands except per share amounts)	Net Income (loss)	Shares	Per Share Amount
For the three months ended:
March 31, 2005:
Basic net loss per share	$(53)	19,929	$0.00

Effect of dilutive securities:
Stock options	—	224

Diluted net loss per share	$(53)	20,153	$0.00

March 31, 2004:
Basic net income per share	$1,306	20,204	$0.06

Effect of dilutive securities:
Stock options	—	278

Diluted net income per share	$1,306	20,482	$0.06

Antidilutive stock options totaling 2,808,970 and 2,414,925 shares were excluded from the diluted net income per share calculations for the three months ended March 31, 2005 and 2004, respectively.

5. Commitments and Contingencies

The Company believes that it may incur liabilities resulting from its common stock being delisted from the Nasdaq National Market effective July 7, 2005. Currently, there are no such liabilities outstanding and any such amounts that the Company may incur cannot be reasonably estimated at this time.

The Company is also occasionally involved in claims arising out of its operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on the Company.

6. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supercedes Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123 requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 for the pro forma net income (loss) and net income (loss) per share amounts as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is currently assessing impact of the adoption of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principles and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. SFAS No. 154 shall be effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” allows operating segments that do not meet the quantitative thresholds to be aggregated only if (1) the aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (2) the segments have similar economic characteristics and (3) the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. Prior to EITF Issue No. 04-10, segments could only be aggregated if they met the first two requirements and all of the aggregation criteria in (a)-(e) listed in paragraph 17 of SFAS No. 131. EITF Issue No. 04-10 was ratified on October 13, 2004, but has not yet been adopted. It is expected to be adopted during and be effective for our fiscal year ending December 31, 2005. The Company does not believe that EITF Issue No. 04-10 will have an impact on the way we currently present our segments in accordance with SFAS No. 131.

7. Subsequent Events

On July 6, 2005, the Company received a decision from the Nasdaq Listing and Hearing Review Council, dated July 5, 2005, reversing the decision of the Nasdaq Listing Qualifications Panel to grant the Company’s request to extend to July 29, 2005, the filing deadline for its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005. In addition, the Listing Council remanded the matter to the Panel with instruction to immediately delist the Company’s securities from The Nasdaq Stock Market (“Nasdaq”) because the Company had failed to satisfy the requirements of Marketplace Rule 4310(c)(14). Marketplace Rule 4310(c)(14) requires that a listed company file with Nasdaq all reports and other documents filed or required to be filed with the SEC. The Company’s common stock was delisted from Nasdaq effective with the open of business on July 7, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. The actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included prior to Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.” Readers of this Report are encouraged to read the statement carefully.

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

We have been profitable annually since 2002 as a result of the strength of our flagship product and cost reduction initiatives, and we expect to continue to be profitable in 2005. Growth in profits for a software company is tied to license revenues. License revenues typically result in subsequent service and support revenues. Growth in profits is also tied to product quality, functionality and performance, and we can achieve this by only continuing to invest in our product offering.

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

The net effect of the adjustments related to the restatements was an increase in earnings of $0.06 per share or approximately $1,081,000 for the fiscal year ended 2001 and a decrease to earnings per share of $0.01 or approximately $376,000 in 2003. There was no impact to earnings per share for the approximate adjustment of $23,000 for the year ended December 31, 2002. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004 for a discussion of the restatements.

We determined that internal control deficiencies existed at December 31, 2004 that were indicative of material weaknesses in our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting”

under Item 8. Financial Statements and Supplementary Data of our Form 10-K for fiscal year 2004. In addition, we have previously identified risks in China of potential fines, penalties or other liabilities as a result of the Audit Committee’s investigation of our Chinese operations. We believe that such risks have been substantially mitigated and in July 2005 our China subsidiary was re-registered with the appropriate authorities in China. There are no additional liabilities outstanding and any additional amounts that we may incur cannot be reasonably estimated at this time.

New Independent Accountants

On September 29, 2005, we dismissed KPMG LLP as our principal accountants. The Audit Committee of our Board of Directors (“Audit Committee”) made the decision to dismiss KPMG and that decision was approved, ratified and adopted by our Board of Directors. On October 3, 2005, we engaged BDO Seidman, LLP (“BDO”) as our new independent registered public accounting firm for the fiscal year ending December 31, 2005, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended March 31, 2005. The Audit Committee made the decision to engage BDO and that decision was approved, adopted and ratified by our Board of Directors. See “Item 4.01 Changes in Registrant’s Certifying Accountant” in our Form 8-K/A filed with the SEC on October 6, 2005.

Results of Operations

(Dollars in thousands unless otherwise noted.)

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Total revenues decreased 2% to $22,824 in the first quarter of 2005 from $23,328 in the first quarter of 2004. Lower software product revenues accounted for the decrease as services and support revenues increased approximately 1% in the quarter ended March 31, 2005 as compared to the same period in the prior year.

Revenues from the United States and Canada increased 7%, and international revenues decreased 15% in the first quarter of 2005 as compared to the same period in 2004. See Note 3 to the consolidated financial statements included in this report for segment and geographical information.

Software product revenues, historically weak in the first fiscal quarter, declined 11% in the first quarter of 2005 to $5,841 (26% of total revenues) from $6,541 (28% of total revenues) in the first quarter of 2004. An 8% increase in software product revenues in the United States and Canada was more than offset by a 31% decrease in international software product revenues. Our software products in the United States and Canada did well competitively during the quarter winning large dollar contracts and we expect to continue to exceed 2004 results through the third fiscal quarter. Conversely, international sales declined in each region with fewer large dollar contracts in 2005, particularly in Europe, as compared with the same period in the prior year. Though higher second quarter international license revenues are expected, the seasonal third quarter pattern of lower software product revenues is anticipated, as compared with the same periods in 2004.

Professional services and support revenues increased 1% to $16,983 (74% of total revenues) in the first quarter of 2005 from $16,787 (72% of total revenues) in the first quarter of 2004. Our services revenues followed the trend of software product revenues by increasing in the United States and Canada and declining internationally. Services revenues increased 15% in the United States and Canada and were substantially offset by a decline in international service revenues of 15%. Revenues from support were substantially the same across all regions.

Cost of Revenues. Cost of revenues increased 13% to $8,363 (37% of total revenues) in the first quarter of 2005, as compared to $7,381 (32% of total revenues) in the first quarter of 2004. The increase in cost of revenues was the result of increased expenditures related to services offset by a decrease in product costs and substantially unchanged support costs. The increase in cost of services revenues was due to increased costs of third-party contractors used to deliver services and customer reimbursed travel costs of $0.7 million and $0.4 million, respectively, in the first quarter of 2005 versus the same period in 2004.

Sales and Marketing Expenses. Sales and marketing expenses decreased 2% to $7,203 (32% of total revenues) in the first quarter of 2005 from $7,329 (31% of total revenues) in the first quarter of 2004. Our sales and marketing expenses decreased primarily due to lower incurred commissions resulting from decreased software product sales volumes in the first quarter of 2005 versus the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased 24% to $4,159 (18% of total revenues) in the first quarter of 2005 from $3,363 (14% of total revenues) in the first quarter of 2004 due primarily to accounting and legal fees and related expenses of approximately $1,029 which we believe will be non-recurring. Additional fees are expected to continue through the fourth fiscal quarter of 2005 as we remediate internal control deficiencies and become current with our SEC filings.

Other Income. Interest income doubled in the quarter ended March 31, 2005 versus the same period in the prior year primarily because rising short-term interest rates yielded a higher return on our cash and short-term investments.

Tax Rate. The 2005 pre-tax loss resulted in an income tax benefit as compared to the 2004 pre-tax income that generated income tax expense. Our effective tax rate was 32% for the quarter ended March 31, 2005.

Capital Resources, Financing and Liquidity

We have funded our operating activities primarily with cash generated from operations. We ended the first quarter of 2005 with $51.7 million in cash and cash equivalents and short-term investments, an increased of $1.7 million from December 31, 2004. As of March 31, 2005, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Cash Flows

Cash provided by operations decreased 35% to $2.0 million for the three months ended March 31, 2005 from $3.1 million for the same period ended March 31, 2004. The decrease was primarily due to expenses related to the restatement completed in the first quarter of 2005 somewhat offset by declining accounts receivable balances, which we achieved through an emphasis on reducing the period of time customer balances remain outstanding.

Net cash used in investing activities was $9.4 million for the three months ended March 31, 2005 compared to approximately $0.7 million for the three months ended March 31, 2004. The increase was primarily due to a purchase of $9.0 million of short-term investments during the first quarter of 2005.

Net cash provided in financing activities was $0.4 million for the three months ended March 31, 2005 compared to approximately $1.2 million used in the three months ended March 31, 2004. The change was primarily due to approximately $1.8 million used to repurchase shares of our common stock during the first quarter of 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the quarter ended March 31, 2005 to the material risk disclosed in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2004 Form 10-K.

Because of the material weaknesses in internal control over financial reporting described in the fiscal 2004 Form 10-K, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting during the quarter ended March 31, 2005 that materially affected or is reasonably likely to materially affect internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	—	—	—	425,200
February 1 – February 28, 2005	—	—	—	425,200
March 1 – March 31, 2005	—	—	—	425,200

Total	—	—	—	425,200

(1)	The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of our Common Stock. The plan expired on August 15, 2005.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a)

Exhibits	Description
11	Consolidated Earnings Per Share Computation (included in Note 4 of the Notes to Consolidated and Condensed Financial Statements included in Part I, Item 1 of this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.

Date: November 8, 2005	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11	Consolidated Earnings Per Share Computation (included in Note 4 of the Notes to Consolidated and Condensed Financial Statements in Part I, Item 1 of this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350