Form 10-Q
period 2005-06-30
DATASTREAM SYSTEMS INC
filed 2005-11-08
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    N  o☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 31, 2005: 19,985,647 shares, $0.01 par value per share.

Datastream Systems, Inc.

FORM 10-Q

Quarter ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except par value)	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$31,665	$32,862
Short term investments	21,491	17,123
Accounts receivable, net of allowance for doubtful accounts of $398 and $610 at June 30, 2005 and December 31, 2004, respectively	17,504	19,594
Unbilled revenue	1,583	1,071
Income tax receivable	255	388
Prepaid expenses	1,686	1,266
Deferred income taxes	1,078	2,014
Other assets	1,298	1,540

Total current assets	76,560	75,858
Investment	537	537
Property and equipment, net	10,903	11,407
Deferred income taxes	2,595	2,354
Other long term assets	—	8

Total assets	$90,595	$90,164

Current liabilities:
Accounts payable	$4,836	$5,247
Other accrued liabilities	6,817	7,539
Unearned revenue	21,123	20,728

Total current liabilities	32,776	33,514

Total liabilities	32,776	33,514

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 21,703,446 shares issued at June 30, 2005 and 21,590,939 shares issued at December 31, 2004	217	216
Additional paid-in capital	91,005	90,556
Accumulated deficit	(17,716)	(19,676)
Other accumulated comprehensive loss	(3,531)	(2,290)
Treasury stock, 1,729,200 shares at June 30, 2005 and at December 31, 2004, at cost	(12,156)	(12,156)

Net stockholders’ equity	57,819	56,650

Total liabilities and stockholders’ equity	$90,595	$90,164

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands except net income per share)	2005	2004	2005	2004
Revenues:
Software product	$7,162	$6,576	$13,003	$13,116
Services and support	18,459	17,559	35,443	34,346

Total revenues	25,621	24,135	48,446	47,462
Cost of revenues:
Cost of product revenues	415	211	770	699
Cost of services and support revenues	7,375	7,277	15,383	14,169

Total cost of revenues	7,790	7,488	16,153	14,868

Gross profit	17,831	16,647	32,293	32,594
Operating expenses:
Sales and marketing	8,131	7,321	15,334	14,650
Product development	3,502	3,515	6,936	6,908
General and administrative	3,574	3,281	7,733	6,643

Total operating expenses	15,207	14,117	30,003	28,201

Operating income	2,624	2,530	2,290	4,393
Other income:
Interest income	310	117	550	239
Other income, net	26	24	42	43

Total other income	336	141	592	282

Income before income taxes	2,960	2,671	2,882	4,675
Income tax expense	947	1,024	922	1,721

Net income	$2,013	$1,647	$1,960	$2,954

Basic net income per share	$0.10	$0.08	$0.10	$0.15

Diluted net income per share	$0.10	$0.08	$0.10	$0.15

Basic weighted average number of common shares outstanding	19,974	20,020	19,952	20,112

Diluted weighted average number of common shares outstanding	20,161	20,204	20,156	20,330

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six months ended June 30, 2005

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2004	$216	$90,556	$(19,676)	$(2,290)	$(12,156)	$56,650
Comprehensive income
Net income	—	—	1,960	—	—	1,960
Foreign currency translation adjustment	—	—	—	(1,241)	—	(1,241)

Total comprehensive income						719
Exercise of stock options	1	385	—	—	—	386
Tax benefit of options exercised	—	23	—	—	—	23
Stock issued for Employee Stock Purchase Plan	—	41	—	—	—	41

Balance at June 30, 2005	$217	$91,005	$(17,716)	$(3,531)	$(12,156)	$57,819

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$1,960	$2,954
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of operating assets	36	16
Depreciation	1,581	1,470
Amortization	8	48
Changes in allowances for doubtful accounts	(212)	(27)
Deferred income taxes	695	1,432
Changes in operating assets and liabilities:
Accounts receivable	2,302	880
Unbilled revenue	(512)	(795)
Prepaid expenses	(420)	(360)
Income taxes receivable	133	(17)
Other assets	242	230
Accounts payable	(411)	719
Other accrued liabilities	(722)	(820)
Unearned revenue	395	(213)
Tax benefit of options exercised	23	66

Net cash provided by operating activities	5,098	5,585

Cash flows from investing activities:
Purchases of short-term investments	(16,268)	(5,000)
Proceeds from the sale of short-term investments	11,900	—
Additions to property and equipment	(1,113)	(1,777)

Net cash used in investing activities	(5,481)	(6,777)

Cash flows from financing activities:
Proceeds from exercise of stock options	386	591
Proceeds from issuances of shares under employee stock purchase plan	41	63
Cash paid to acquire treasury stock	—	(2,614)

Net cash provided by (used in) financing activities	427	(1,960)

Foreign currency translation adjustment	(1,241)	(408)

Net decrease in cash and cash equivalents	(1,197)	(3,560)
Cash and cash equivalents at beginning of period	32,862	34,825

Cash and cash equivalents at end of period	$31,665	$31,265

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

Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation, including auction rate securities from cash and cash equivalents to short-term.

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

SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model is shown below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands except per share amounts)	2005	2004	2005	2004
Net income as reported	$2,013	$1,647	$1,960	$2,954
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(406)	(516)	(809)	(1,041)

Pro forma net income	$1,607	$1,131	$1,151	$1,913

Basic net income per share:
As reported	$0.10	$0.08	$0.10	$0.15

Pro forma	$0.08	$0.06	$0.06	$0.10

Diluted net income per share:
As reported	$0.10	$0.08	$0.10	$0.15

Pro forma	$0.08	$0.06	$0.06	$0.09

3. Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management, which we manage over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning our operations in different geographical regions as of and for the three month and six month periods ended June 30, 2005 and 2004 is as follows:

(Dollars in thousands)	United States and Canada	Europe	Latin America	Asia	Total
Three months ended June 30, 2005:
Total revenues	$16,260	$6,159	$1,623	$1,579	$25,621
Operating income	2,417	140	33	34	2,624
Total assets	59,741	17,149	5,973	7,732	90,595

June 30, 2004:
Total revenues	$15,105	$6,356	$1,367	$1,307	$24,135
Operating income	2,350	127	27	26	2,530
Total assets	59,762	16,439	3,744	4,964	84,909

(Dollars in thousands)	United States and Canada	Europe	Latin America	Asia	Total
Six months ended June 30, 2005:
Total revenues	$30,762	$11,656	$2,755	$3,273	$48,446
Operating income	1,916	252	55	67	2,290
Total assets	59,741	17,149	5,973	7,732	90,595

June 30, 2004:
Total revenues	$28,675	$12,785	$2,905	$3,097	$47,462
Operating income	4,017	256	58	62	4,393
Total assets	59,762	16,439	3,744	4,964	84,909

4. Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of June 30, 2005 and 2004 is as follows:

(In thousands except per share data)	Income	Shares	Per Share Amount
For the three months ended:
June 30, 2005:
Basic net income per share	$2,013	19,974	$0.10

Effect of dilutive securities:
Stock options	—	187

Diluted net income per share	$2,013	20,161	$0.10

June 30, 2004:
Basic net income per share	$1,647	20,020	$0.08

Effect of dilutive securities:
Stock options	—	184

Diluted net income per share	$1,647	20,204	$0.08

(In thousands except per share data)	Income	Shares	Per Share Amount
For the six months ended:
June 30, 2005:
Basic net income per share	$1,960	19,952	$0.10

Effect of dilutive securities:
Stock options	—	204

Diluted net income per share	$1,960	20,156	$0.10

June 30, 2004:
Basic net income per share	$2,954	20,112	$0.15

Effect of dilutive securities:
Stock options	—	218

Diluted net income per share	$2,954	20,330	$0.15

Antidilutive stock options totaling 2,959,658 and 2,884,697 shares were excluded from the diluted net income per share calculations for the three months ended June 30, 2005 and 2004, respectively. Antidilutive shares totaling 2,875,059 and 2,339,942 were excluded from the diluted net income per share calculations for the six months ended June 30, 2005 and 2004, respectively.

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

6. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supercedes Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123 requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 for the pro forma net income and net income per share amounts as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is currently assessing the impact of the adoption of SFAS 123R.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements with respect to the Company’s operations, industry, financial condition and liquidity. These statements reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included prior to Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.” Readers of this Report are encouraged to read the statement carefully.

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

Restatements: Internal Control Over Financial Reporting and Other Developments

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

Results of Operations

(Dollars in thousands unless otherwise noted)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Total revenues increased 6% to $25,621 in the second quarter of 2005 from $24,135 in the second quarter of 2004. Higher revenues occurred for software products, services and support in the quarter ended June 30, 2005 as compared to the same period in the prior year.

Revenues from the United States and Canada and international revenues increased 8% and 4%, respectively, in the second quarter of 2005 as compared to the same period in 2004. See Note 3 to the consolidated financial statements for segment and geographical information.

Second quarter of 2005 software product revenues increased 9% to $7,162 (28% of total revenues) from $6,576 (27% of total revenues) in the second quarter of 2004. United States and Canada and international software product revenues increased 2% and 23%, respectively, in the second quarter of 2005 as compared to the same period in 2004. Our software products in the United States and Canada, continuing a trend from the prior first fiscal quarter, did well competitively during the quarter winning large dollar contracts. We expect to continue to exceed 2004 results through the third fiscal quarter in the United States and Canada. Second quarter international license revenues were also higher as the result of large dollar contracts awarded in that quarter versus the same period in the prior year, and the seasonal third quarter pattern of lower software product revenues is anticipated to be less as compared with the same period in 2004.

Professional services and support revenues increased 5% to $18,459 (72% of total revenues) in the second quarter of 2005 from $17,559 (73% of total revenues) in the second quarter of 2004. Services revenues increased 19% in the United States and Canada and were somewhat offset by a decline in international service revenues of 13%. Service revenues, which are generally delivered after a license is sold, increased in the United States and Canada as the result of higher software product revenues in the second and first quarters of 2005. Conversely, international service revenues declined primarily as the result of lower software sales in the first quarter, which resulted in fewer services being delivered in the second quarter as compared with the same period in 2004. Support revenues increased 6% in the second quarter of 2005 from the second quarter of 2004 principally as the result of the increase in license revenues internationally and in the United States and Canada.

Cost of Revenues. Cost of revenues increased 4% to $7,790 (30% of total revenues) in the second quarter of 2005, as compared to $7,488 (31% of total revenues) in the second quarter of 2004. The increase in cost of revenues was the result of increased expenditures related to support and software product costs as the cost to deliver services was nearly unchanged from the same period in the prior year. The cost of product software increased as the result of increased license revenues in the second quarter as compared with the same period in the prior year. Support costs also followed higher support revenues as compared with the same period in the prior year.

Sales and Marketing Expenses. Sales and marketing expenses increased 11% to $8,131 (32% of total revenues) in the second quarter of 2005 from $7,321 (30% of total revenues) in the second quarter of 2004. Our sales and marketing expenses increased due to higher commissions incurred because of higher sales order volumes and the expansion of marketing and sales activities such as conferences and trade shows in the second quarter of 2005 versus the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased 9% to $3,574 (14% of total revenues) in the second quarter of 2005 from $3,281 (14% of total revenues) in the second quarter of 2004 due primarily to accounting and legal fees and related expenses of approximately $578 which we believe will be non-recurring. Additional fees are expected to continue through the fourth fiscal quarter as we remediate internal control deficiencies and become current with our SEC filings.

Tax Rate. Our effective tax rate was 32% for the quarter ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Total revenues increased 2% to $48,446 in the six months ended June 30, 2005 from $47,462 in the six months ended June, 30, 2004. Higher revenues for services and support were slightly offset by lower software product revenues in the six months ended June 30, 2005 as compared to the same period in the prior year.

Revenues from the United States and Canada increased 7% and international revenues decreased 6% in the six months ended June 30, 2005 as compared to the same period in 2004. See Note 3 to the consolidated financial statements for segment and geographical information.

Software product revenues were nearly unchanged at $13,003 (27% of total revenues) in the six months ended June 30, 2005 from $13,116 (28% of total revenues) in the same period in 2004. Higher revenues in the second quarter of 2005 were more than offset by lower first quarter 2005 revenues versus the same periods in the prior year. A 5% increase in software product revenues in the United States and Canada was more than offset by a 10% decline in international software product revenues. Our software products in the United States and Canada did well competitively during the first six months of 2005 winning large dollar contracts. International software product sales were less consistent as an increase in large dollar contracts in the second quarter was more than offset by a decline in large dollar contracts in the first quarter, as compared with the same periods in the prior year.

Professional services and support revenues increased 3% to $35,443 (73% of total revenues) in the first six months of 2005 from $34,346 (72% of total revenues) over the same period in the prior year. Our revenues from services and support both increased 3% in the six months ended June 30, 2005 versus the same period in 2004. Services revenues increased 17% in the United States and Canada and were somewhat offset by a decline in international service revenues of 13%. Service revenues, which are generally delivered after a license is sold, increased in the United States and Canada as the result of higher software product revenues in the second and first quarters of 2005. Conversely, international sales declined primarily as the result of lower software sales in the first quarter, which resulted in fewer services being delivered year to date as compared with the same period in 2004. Support revenues increased 3% in the first six months of 2005 from the prior year period principally as the result of higher software product sales in the United States and Canada.

Cost of Revenues. Cost of revenues increased 9% to $16,153 (33% of total revenues) in the six months ended June 30, 2005 as compared to $14,868 (31% of total revenues) in the same period during of 2004. The cost of software product, services revenue, and support increased 10%, 10% and 3%, respectively, in the six months ended June 30, 2005 versus the same period in 2004. Product software costs rose primarily as the result of higher costs related to royalties. The increase in cost of services was primarily due to an increase in costs associated with hosting services, customer reimbursed travel costs and increased third-party contractor costs used to deliver services. Support costs increased as a result of the increase in support revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 5% to $15,334 (32% of total revenues) in the six months ended June 30, 2005 from $14,650 (31% of total revenues) in the six months ended June 30, 2004. Our sales and marketing expenses increased due to higher commissions incurred because of higher sales order volumes and the expansion of marketing and sales activities such as conferences and trade shows in the second quarter of 2005 versus the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased 16% to $7,733 (16% of total revenues) in the six months ended June 30, 2005 from $6,643 (14% of total revenues) in the same period in 2004 due primarily to accounting and legal fees and related expenses of approximately $1,607 which we believe will be non-recurring. Additional fees are expected to continue into the fourth fiscal quarter as we remediate internal control deficiencies and become current with our SEC filings.

Tax Rate. Our effective tax rate was 32% for the six months ended June 30, 2005.

Capital Resources, Financing and Liquidity

We have funded our operating activities primarily with cash generated from operations. We ended the second quarter of 2005 with $53.2 million in cash and cash equivalents and short-term investments, an increase of $3.2 million from December 31, 2004. As of June 30, 2005, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Cash Flows

Cash provided by operations decreased 9% to approximately $5.1 million for the six months ended June 30, 2005 from approximately $5.6 million for the six months ended June 30, 2004. The decrease was primarily due to expenses related to the aforementioned restatement of financial results and related accounting matters in 2005 somewhat offset by declining accounts receivable balances, which we achieved through an emphasis on reducing the period of time customer balances remain outstanding.

Net cash used in investing activities was approximately $5.5 million for the six months ended June 30, 2005 compared to approximately $6.8 million for the six months ended June 30, 2004. The decrease was due to a decline in the investment in short-term securities and fewer additions to property and equipment in the six months ended June 30, 2005 versus the same period in 2004.

Net cash provided in financing activities was approximately $0.4 million for the six months ended June 30, 2005 compared to approximately $2.0 million used in the six months ended June 30, 2004. The change was primarily due to approximately $2.6 million used to repurchase shares of our common stock during the first and second quarters of 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the quarter ended June 30, 2005 to the material risk disclosed in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2004 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We have undertaken the following changes in internal control during the quarter ended June 30, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting:

•	We hired additional qualified accounting personnel in our corporate office. This includes an International Director of Financial Accounting and Compliance and an International Accounting Supervisor at the U.S. corporate headquarters. The responsibility of these individuals is to review and monitor international accounting practices in accordance with U.S. generally accepted accounting principles.

•	We have migrated some of the international accounting processes to our U.S. corporate headquarters.

•	We have increased training for international accounting and operation personnel in 1) software revenue recognition, 2) the importance of a robust internal control environment and 3) the application of technical accounting literature in accordance with U.S. generally accepted accounting principles.

•	We have reassessed and reassigned access control requests to our accounting systems.

•	We have implemented enhanced procedures for the preparation and review of account reconciliations and analyses.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations including a second review of our nonstandard multiple element arrangements.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	—	—	—	425,200
May 1 – May 31, 2005	—	—	—	425,200
June 1 – June 30, 2005	—	—	—	425,200
Total	—	—	—	425,200

(1)	The current repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of our Common Stock. The plan expired on August 15, 2005.

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

Datastream Systems, Inc.

Date: November 8, 2005	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11	Consolidated Earnings Per Share Computation (included in Note 4 of the Notes to Consolidated and Condensed Financial Statements in Part I , Item 1 of this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350