Form 10-Q
period 2005-09-30
DATASTREAM SYSTEMS INC
filed 2005-11-08
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Datastream Systems, Inc.

FORM 10-Q

Quarter ended September 30, 2005

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIESLITIGATION REFORM ACT OF 1995

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

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except par value)	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$49,990	$32,862
Short term investments	4,687	17,123
Accounts receivable, net of allowance for doubtful accounts of $338 and $610 at September 30, 2005 and December 31, 2004, respectively	16,012	19,594
Unbilled revenue	1,765	1,071
Income tax receivable	—	388
Prepaid expenses	1,739	1,266
Deferred income taxes	1,078	2,014
Other assets	1,446	1,540

Total current assets	76,717	75,858
Investment	537	537
Property and equipment, net	10,839	11,407
Deferred income taxes	2,668	2,354
Other long term assets	—	8

Total assets	$90,761	$90,164

Current liabilities:
Accounts payable	$4,502	$5,247
Income taxes payable	153	—
Other accrued liabilities	5,930	7,539
Unearned revenue	20,841	20,728

Total current liabilities	31,426	33,514

Total liabilities	31,426	33,514

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 21,714,847 shares issued at September 30, 2005 and 21,590,939 shares issued at December 31, 2004	217	216
Additional paid-in capital	91,075	90,556
Accumulated deficit	(16,558)	(19,676)
Other accumulated comprehensive loss	(3,243)	(2,290)
Treasury stock, 1,729,200 shares at September 30, 2005 and at December 31, 2004, at cost	(12,156)	(12,156)

Net stockholders’ equity	59,335	56,650

Total liabilities and stockholders’ equity	$90,761	$90,164

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands except net income per share)	2005	2004	2005	2004
Revenues:
Software product	$5,810	$6,394	$18,813	$19,511
Services and support	18,490	16,481	53,933	50,827

Total revenues	24,300	22,875	72,746	70,338
Cost of revenues:
Cost of product revenues	520	310	1,290	1,009
Cost of services and support revenues	7,669	7,402	23,052	21,571

Total cost of revenues	8,189	7,712	24,342	22,580

Gross profit	16,111	15,163	48,404	47,758
Operating expenses:
Sales and marketing	7,197	6,918	22,531	21,568
Product development	3,543	3,545	10,479	10,454
General and administrative	4,021	3,441	11,754	10,084

Total operating expenses	14,761	13,904	44,764	42,106

Operating income	1,350	1,259	3,640	5,652
Other income:
Interest income	326	152	876	391
Other income, net	27	24	69	67

Total other income	353	176	945	458

Income before income taxes	1,703	1,435	4,585	6,110
Income tax expense	545	561	1,467	2,282

Net income	$1,158	$874	$3,118	$3,828

Basic net income per share	$0.06	$0.04	$0.16	$0.19

Diluted net income per share	$0.06	$0.04	$0.15	$0.19

Basic weighted average number of common shares outstanding	19,984	19,932	19,963	20,052

Diluted weighted average number of common shares outstanding	20,321	20,104	20,208	20,250

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine months ended September 30, 2005

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2004	$216	$90,556	$(19,676)	$(2,290)	$(12,156)	$56,650
Comprehensive income
Net income	—	—	3,118	—	—	3,118
Foreign currency translation adjustment	—	—	—	(953)	—	(953)

Total comprehensive income						2,165
Exercise of stock options	1	409	—	—	—	410
Tax benefit of options exercised	—	23	—	—	—	23
Stock issued for Employee Stock Purchase Plan	—	87	—	—	—	87

Balance at September 30, 2005	$217	$91,075	$(16,558)	$(3,243)	$(12,156)	$59,335

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$3,118	$3,828
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of operating assets	38	24
Depreciation	2,399	2,255
Amortization	8	77
Changes in allowances for doubtful accounts	(272)	749
Deferred income taxes	622	1,410
Changes in operating assets and liabilities:
Accounts receivable	3,854	497
Unbilled revenue	(694)	(457)
Prepaid expenses	(473)	(169)
Income taxes receivable/payable, net	541	346
Other assets	94	7
Accounts payable	(745)	(34)
Other accrued liabilities	(1,609)	(971)
Unearned revenue	113	589
Tax benefit of options exercised	23	72

Net cash provided by operating activities	7,017	8,223

Cash flows from investing activities:
Purchases of short-term investments	(35,356)	(5,004)
Proceeds from the sale and maturity of short-term investments	47,792	—
Additions to property and equipment	(1,869)	(2,599)
Purchase additional shares in investment	—	(35)

Net cash provided by (used in) investing activities	10,567	(7,638)

Cash flows from financing activities:
Proceeds from exercise of stock options	410	600
Proceeds from issuances of shares under employee stock purchase plan	87	111
Cash paid to acquire treasury stock	—	(3,492)

Net cash provided by (used in) financing activities	497	(2,781)

Foreign currency translation adjustment	(953)	(609)

Net increase (decrease) in cash and cash equivalents	17,128	(2,805)
Cash and cash equivalents at beginning of period	32,862	34,825

Cash and cash equivalents at end of period	$49,990	$32,020

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except per share amounts)	2005	2004	2005	2004
Net income as reported	$1,158	$874	$3,118	$3,828
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(396)	(477)	(1,205)	(1,518)

Pro forma net income	$762	$397	$1,913	$2,310

Basic net income per share:
As reported	$0.06	$0.04	$0.16	$0.19

Pro forma	$0.04	$0.02	$0.10	$0.12

Diluted net income per share:
As reported	$0.06	$0.04	$0.15	$0.19

Pro forma	$0.04	$0.02	$0.09	$0.11

3. Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management, which we manage over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning our operations in different geographical regions as of and for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

(Dollars in thousands)	United States and Canada	Europe	Latin America	Asia	Total
Three months ended September 30, 2005:
Total revenues	$15,806	$5,306	$1,627	$1,561	$24,300
Operating income	1,153	140	28	29	1,350
Total assets	60,271	16,301	6,257	7,932	90,761

September 30, 2004:
Total revenues	$13,898	$5,916	$1,715	$1,346	$22,875
Operating income	1,080	118	34	27	1,259
Total assets	57,403	18,361	4,162	4,739	84,665

(Dollars in thousands)	United States and Canada	Europe	Latin America	Asia	Total
Nine months ended September 30, 2005:
Total revenues	$46,568	$16,962	$4,382	$4,834	$72,746
Operating income	3,069	392	83	96	3,640
Total assets	60,271	16,301	6,257	7,932	90,761

September 30, 2004:
Total revenues	$42,574	$18,701	$4,620	$4,443	$70,338
Operating income	5,097	374	92	89	5,652
Total assets	57,403	18,361	4,162	4,739	84,665

4. Reconciliation of Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding. Diluted weighted average common shares include common shares and stock options using the treasury stock method, except when those potential common shares result in antidilution. The reconciliation of basic and diluted income per share as of September 30, 2005 and 2004 is as follows:

(In thousands except per share data)	Income	Shares	Per Share Amount
For the three months ended:
September 30, 2005:
Basic net income per share	$1,158	19,984	$0.06

Effect of dilutive securities:
Stock options	—	337

Diluted net income per share	$1,158	20,321	$0.06

September 30, 2004:
Basic net income per share	$874	19,932	$0.04

Effect of dilutive securities:
Stock options	—	172

Diluted net income per share	$874	20,104	$0.04

(In thousands except per share data)	Income	Shares	Per Share Amount
For the nine months ended:
September 30, 2005:
Basic net income per share	$3,118	19,963	$0.16

Effect of dilutive securities:
Stock options	—	245

Diluted net income per share	$3,118	20,208	$0.15

September 30, 2004:
Basic net income per share	$3,828	20,052	$0.19

Effect of dilutive securities:
Stock options	—	198

Diluted net income per share	$3,828	20,250	$0.19

Antidilutive stock options totaling 2,134,843 and 2,888,709 shares were excluded from the diluted net income per share calculations for the three months ended September 30, 2005 and 2004, respectively. Antidilutive shares totaling 2,697,382 and 2,764,434 were excluded from the diluted net income per share calculations for the nine months ended September 30, 2005 and 2004, respectively.

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

7. Subsequent Events

In October 2005, the Company commenced an initiative to improve profitability in Europe by changing its staffing structure. Although this change is not final, the Company estimates that the effect of such a change will result in $1.0 million to $1.5 million in non-recurring expenses in the fourth quarter of 2005.

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

On July 6, 2005, we received a decision from the Nasdaq Listing and Hearing Review Council, dated July 5, 2005, reversing the decision of the Nasdaq Listing Qualifications Panel to grant our request to extend to July 29, 2005, the filing deadline for our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005. In addition, the Listing Council remanded the matter to the Panel with instruction to immediately delist our securities from The Nasdaq Stock Market (“Nasdaq”) because we had failed to satisfy the requirements of Marketplace Rule 4310(c)(14). Marketplace Rule 4310(c)(14) requires that a listed company file with Nasdaq all reports and other documents filed or required to be filed with the SEC. Our common stock was delisted from Nasdaq effective with the open of business on July 7, 2005.

In October 2005, the Company commenced an initiative to improve profitability in Europe by changing its staffing structure. Although this change is not final, the Company estimates that the effect of such a change will result in $1.0 million to $1.5 million in non-recurring expenses in the fourth quarter of 2005.

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

Results of Operations

(Dollars in thousands unless otherwise noted)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Total revenues increased 6% to $24,300 in the third quarter of 2005 from $22,875 in the third quarter of 2004. Higher revenues for services and support were offset by lower revenues for software products in the quarter ended September 30, 2005 as compared to the same period in the prior year.

Revenues from the United States and Canada increased 14% and international revenues decreased 5%, in the third quarter of 2005 as compared to the same period in 2004. See Note 3 to the consolidated financial statements for segment and geographical information.

Software product revenues, historically weak in the third fiscal quarter, decreased 9% to $5,810 (24% of total revenues) in the third quarter of 2005 from $6,394 (28% of total revenues) in the third quarter of 2004. An 18% increase in software product revenues in the United States and Canada was more than offset by a 45% decrease in international software product revenues. Our software products in the United States and Canada, continuing a trend from the first and second fiscal quarters, did well competitively during the quarter winning large dollar contracts. We do not, however, know whether this trend will continue in future periods. Conversely, international sales declined with fewer large dollar contracts in 2005, particularly in Europe, as compared with the same period in the prior year. We do not have visibility to international license revenue in future periods.

Professional services and support revenues increased 12% to $18,490 (76% of total revenues) in the third quarter of 2005 from $16,481 (72% of total revenues) in the third quarter of 2004. Services revenues increased 15% and 9% in the United States and Canada and internationally, respectively. Service revenues, which are generally delivered after a license is sold, increased as the result of higher software product revenues year to date in the United States and Canada and in the second quarter internationally in 2005. Support revenues increased 11% in the third quarter of 2005 from the third quarter of 2004 principally as the result of the increase in license revenues in the United States and Canada.

Cost of Revenues. Cost of revenues increased 6% to $8,189 (34% of total revenues) in the third quarter of 2005, as compared to $7,712 (34% of total revenues) in the third quarter of 2004. The cost of software product, services, and support increased 68%, 3% and 6%, respectively, in the quarter ended September 30, 2005 versus the same period in 2004. Product software costs rose to $520 in the third quarter of 2005 from $310 in the third quarter of 2004 primarily as the result of an increase in royalty expense. The increase in cost of services was primarily due to an increase in costs associated with hosting services. Support costs increased as a function of the increase in support revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 4% to $7,197 (30% of total revenues) in the third quarter of 2005 from $6,918 (30% of total revenues) in the third quarter of 2004. Our sales and marketing expenses increased due to higher commissions incurred as the result of higher sales order volumes in the third quarter of 2005 versus the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased 17% to $4,021 (17% of total revenues) in the third quarter of 2005 from $3,441 (15% of total revenues) in the third quarter of 2004 due primarily to accounting and legal fees and related expenses of approximately $869 which we believe will be non-recurring. Additional fees are expected to continue through the fourth fiscal quarter as we remediate internal control deficiencies and become current with our SEC filings.

Tax Rate. Our effective tax rate was 32% for the quarter ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Total revenues increased 3% to $72,746 in the nine months ended September 30, 2005 from $70,338 in the nine months ended September, 30, 2004. Higher revenues for services and support were slightly offset by lower software product revenues in the nine months ended September 30, 2005 as compared to the same period in the prior year.

Revenues from the United States and Canada increased 9% and international revenues decreased 6% in the nine months ended September 30, 2005 as compared to the same period in 2004. See Note 3 to the consolidated financial statements for segment and geographical information.

Software product revenues decreased 4% to $18,813 (26% of total revenues) from $19,511 (28% of total revenues) in the nine months ended September 30, 2005 versus the same period in 2004. The United States and Canada had a 9% increase in software product revenues that was more than offset by a 22% decline in international software product revenues. Our software products in the United States and Canada did well competitively during the first nine months of 2005 winning large dollar contracts. International software product sales were less consistent as an increase in large dollar contracts in the second quarter was more than offset by a decline in large dollar contracts in the first and third quarters of 2005, as compared with the same periods in the prior year.

Professional services and support revenues increased 6% to $53,933 (74% of total revenues) in the first nine months of 2005 from $50,827 (72% of total revenues) over the same period in the prior year. Our revenues from services and support both increased 6% in the nine months ended June 30, 2005 versus the same period in 2004. Services revenues increased 17% in the United States and Canada and were somewhat offset by a decline in international service revenues of 6%. Service revenues, which are generally delivered after a license is sold, increased in the United States and Canada as the result of higher software product revenues in the first nine months of 2005. Conversely, international service revenues declined primarily as the result of lower software sales in the first and third quarters, which resulted in fewer services being delivered year to date 2005 as compared with the same period in 2004. Support revenues increased 6% in the first nine months of 2005 from the prior year period principally as the result of higher software product sales in the United States and Canada.

Cost of Revenues. Cost of revenues increased 3% to $24,342 (33% of total revenues) in the nine months ended September 30, 2005 as compared to $22,580 (32% of total revenues) in the same period during of 2004. The cost of software product, services, and support increased 28%, 8% and 4%, respectively, in the nine months ended September 30, 2005 versus the same period in 2004. Software product costs rose to $1,290 in the first nine months of 2005 from $1,009 in the same period in 2004 primarily as the result of an increase in royalty expense. The increase in cost of services was primarily due to an increase in costs associated with hosting services, customer reimbursed travel costs and increased third-party contractor costs used to deliver services. Support costs increased as a function of the increase in support revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 4% to $22,531 (31% of total revenues) in the nine months ended September 30, 2005 from $21,568 (31% of total revenues) in the nine months ended September 30, 2004. Our sales and marketing expenses increased due to higher commissions incurred because of higher year-to-date sales order volumes and the expansion of marketing and sales activities such as conferences and trade shows, particularly in the second quarter of 2005, versus the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased 17% to $11,754 (16% of total revenues) in the nine months ended September 30, 2005 from $10,084 (14% of total revenues) in the same period in 2004 due primarily to accounting and legal fees and related expenses of approximately $2,475 which we believe will be non-recurring. Additional fees are expected to continue into the fourth fiscal quarter as we remediate internal control deficiencies and become current with our SEC filings.

Tax Rate. Our effective tax rate was 32% for the nine months ended September 30, 2005.

Capital Resources, Financing and Liquidity

We have funded our operating activities primarily with cash generated from operations. We ended the third quarter of 2005 with $54.7 million in cash and cash equivalents and short-term investments, an increase of $4.7 million from December 31, 2004. As of September 30, 2005, we had no long-term debt commitments and no material commitments for capital expenditures. We believe that our current cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Cash Flows

Cash provided by operations decreased 15% to approximately $7.0 million for the nine months ended September 30, 2005 from approximately $8.2 million for the nine months ended September 30, 2004. The decrease was primarily due to expenses related to the aforementioned restatement of financial results and related accounting matters in 2005 somewhat offset by declining accounts receivable balances, which we achieved through an emphasis on reducing the period of time customer balances remain outstanding.

Net cash provided in investing activities was approximately $10.6 million for the nine months ended September 30, 2005 compared to approximately $7.6 million used in the nine months ended September 30, 2004. The increase from the prior period was primarily due to the net proceeds of $12.4 million from the liquidation of short-term securities in 2005 versus purchases of $5.0 million in the same period in 2004.

Net cash provided in financing activities was approximately $0.5 million for the nine months ended September 30, 2005 compared to approximately $2.8 million used in the nine months ended September 30, 2004. The change was primarily due to approximately $3.5 million used to repurchase shares of our common stock during the first, second and third quarters of 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the quarter ended September 30, 2005 to the material risk disclosed in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2004 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	—	—	—	425,200
August 1 – August 31, 2005	—	—	—	—
September 1 – September 30, 2005	—	—	—	—

Total	—	—	—	—

(1)	The latest repurchase program was announced August 15, 2003. Under this plan, the board of directors authorized the repurchase of up to 1,000,000 shares of our Common Stock. This plan expired on August 15, 2005.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description
10	Form of Indemnification Agreement, dated September 15, 2005, between the Company and each of Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

11	Consolidated Earnings Per Share Computation (included in Note 4 of the Notes to Consolidated and Condensed Financial Statements included in Part I, Item 1 of this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Datastream Systems, Inc.

Date: November 8, 2005	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10	Form of Indemnification Agreement, dated September 15, 2005, between the Company and each of Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

11	Consolidated Earnings Per Share Computation (included in Note 4 of the Notes to Consolidated and Condensed Financial Statements in Part I, Item 1 of this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350