Form 10-K
period 2005-12-31
DATASTREAM SYSTEMS INC
filed 2006-03-03
CIK 938481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $125,701,467. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of February 28, 2006: 20,047,720.

Datastream Systems, Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the Securities and Exchange Commission (the “SEC”).

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to: our and Infor’s ability to complete the merger, including obtaining acceptable financing, obtaining stockholder approval and the satisfaction or waiver of the conditions to closing; failure to complete the merger with Infor could negatively impact the market price of our common stock and operation of our business; because our common stock is quoted on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”), rather than being listed on a national securities exchange or automated quotation system, there is no established public trading market for our common stock and it may be difficult to either dispose of or obtain quotations as to the price of our common stock; our ability to maintain effective controls and procedures and internal control over financial reporting; the stability of our strategic relationships with third party suppliers and technologies; our ability to: sell larger and more complex software solutions, successfully transition to the development of further Internet-based products, successfully manage our international operations, enhance our current products and develop new products and services that address technological and market developments; volatility of our quarterly results due to increasing sales cycles; engagements that require longer implementations; reduced profitability due to our hosting services strategy; and our ability to generate future revenue and profits from our Datastream 7i Buy strategy.

The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements that we make herein including, but not limited to, the Risk Factors set forth herein under Item 1A, as well as other risks and uncertainties identified from time to time in our SEC reports, registration statements and public announcements.

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

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available through our website, www.datastream.net, free of charge as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. For more information, please visit www.datastream.net.

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

Datastream 7i is an “n-tier” application, comprised primarily of the client, application server, and database server, completely designed and built using standard Internet protocols and technologies. The client for Datastream 7i can be any standard Java-enabled Web browser such as Internet Explorer 6.x. The client interacts directly with the second tier application server, which manages all business logic and workflow of the system. The Datastream 7i application server component, based on J2EE and Oracle technologies, interacts with the third-tier database server, which is responsible for storing all customer data.

Datastream 7i incorporates VeriSign digital certificates for authentication and 128-bit SSL encryption to protect data being transmitted from the server to the client. S-HTTP is also supported. Datastream 7i offers electronic record generation and storage, electronic signature, back-end tamper monitoring, preventive maintenance and inspection revision control, and an extensive auditing and reporting suite. As a result, Datastream 7i offers compliance tools for customers in the most stringent regulatory environments, such as those required by the U.S. Department of Energy and the U.S. Food and Drug Administration.

Datastream 7i is an open system that facilitates integration with third-party systems via standard integration tools. The product is standards compliant, supporting conventions such as Java, J2EE, Forms, Web services, XML, LDAP, and SOAP.

Total Datastream 7i revenues, including product revenues and service and support revenues, were approximately 60% of our total revenues in 2005, 52% of our total revenues in 2004 and 48% of our revenues in 2003.

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

Professional Services

We offer seven types of value-added professional services to customers: (i) consulting and advisory services to provide solutions to customer-specific applications problems, such as asset management or preventive maintenance; (ii) technical services, which provide on-site installation and systems integration services; (iii) configuration services, which enhance the functionality of a customer’s system; (iv) spare parts purchasing and management services; (v) product and customer support services; (vi) project management; and (vii) customer training. As of January 31, 2006, we employed approximately 226 service and support personnel worldwide, of which approximately 150 were professional service personnel and 76 were support personnel.

Product and customer support services include unlimited, toll-free international access to our support staff, product updates and upgrades, a searchable Internet site for common questions and requests, an Internet-based support tool for self-help, e-mail support and an Internet-based file download service. We also offer a premium support service, under which a customer receives a dedicated analyst for direct level support, faster response and issue resolution commitments, and tailored customer management programs to meet specific customer needs. We provide support for our international customers via a tiered approach: first-level support is provided by a network of partners in conjunction with the local office, with back-up expertise offered through the European technical center in Grenoble, France and the North American technical center in Greenville, South Carolina. Support-related revenue is an important source of recurring revenue and profitability.

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

Our hosted offering is housed on a highly reliable, fault-tolerant platform located in a UUNet data center. The data center is a generation 3 UUNet facility providing hardened security, direct access to the UUNet backbone through multiple paths, redundant power, and redundant HVAC. Our hosted offering is SAS 70 type II compliant.

Sales and Marketing

We sell our products and services through approximately 137 sales professionals (as of January 31, 2006), which included a direct sales force of approximately 51 professionals and a telesales force of approximately 23 professionals. We also have approximately 16 staff in renewal sales and 47 sales personnel who represent pre-sales engineers, management, research, and lead qualification. We use internal and third-party systems to help manage our sales, marketing and customer support processes.

Our marketing department consists of approximately 22 employees (as of January 31, 2006) and is responsible for marketing through public relations, industry analyst relations, customer reference programs, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also responsible for web site design, product marketing, collateral development and providing input for our product development efforts.

Internationally, we market our software and services from offices in Argentina, Brazil, Chile, China, France, Germany, Italy, Mexico, the Netherlands, Singapore, and the United Kingdom. In addition, we have a network of affiliates located throughout the balance of Europe, Latin America and the Asia Pacific. For financial information about our segment and operations in different geographic locations, see Note 10 of our Consolidated Financial Statements in this Annual Report.

Product Development

Our ability to design, develop, test and support new product technology and enhancements in a timely manner is essential to our future success. As of January 31, 2006, our product development group consisted of 93 people, focused on four key functions: development, quality assurance, documentation, and localization. The Development group consisted of approximately 45 software developers, most of whom hold advanced programming or engineering degrees. We also utilize development contractors for certain product development projects. During the years ended December 31, 2005, 2004 and 2003, we spent $13.8 million, $14.0 million, and $12.4 million, respectively, on product development.

Customers

For over twenty years, we have provided asset management software and services to the marketplace. We have over 6,500 customers, including more than 60 percent of the Fortune 500, whom we actively support. We have sold systems in over 140 countries and in nearly every industry. We sell to our customers and prospective customers through a combination of direct sales, telesales and international distributors in virtually every major industry. Although we have customers in nearly every industry, we have focused on the government, healthcare, manufacturing, oil and gas, pharmaceutical, transportation, and public utility industries.

No customer has represented more than 5% of our total annual revenues in any of the last three fiscal years.

Alliances and Partners

We have established marketing agreements with various partners, such as IBM Global Services, Oracle Corporation, Microsoft Corporation, Cognos, DataDirect, I-NetSoftware, and webMethods.

We have established formal relationships with over 200 active industrial parts and office product vendors such as Applied Industrial, Fastenal, Grainger, Motion Industries, Office Depot, MSC Industrial Direct and WESCO. These supplier partners are electronically connected to the Datastream 7i Buy trading network, which connects buyers with these industrial parts suppliers, and our supplier partners serve to streamline and optimize the supply chain of spare parts required by our application customers.

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

Intellectual Property

Our success is heavily dependent upon the technological and creative skills of our personnel and how successfully we can safeguard our efforts in developing and enhancing our software and related technology through the protection of our intellectual property rights, brand name, and associated goodwill. We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our software from competitive products. For example, we take measures to avoid disclosure of our trade secrets, including requiring employees and certain consultants, customers, prospective customers, and others with whom we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. We also enter into license agreements with our customers, business partners and resellers that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. These license agreements impose restrictions on the use of our technology, including prohibiting the reverse engineering or decompiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to the source code for our products. While some of our license agreements require us to place the source code for licensed software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against us. Certain agreements may also provide that a licensee may access and use the escrowed source code if we fail to provide specified software support.

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

Although we employ both statutory and contractual protections against unauthorized use of our proprietary technology, we may not be able to detect such unauthorized use or take appropriate steps to enforce our intellectual property rights effectively. In addition, certain contractual provisions, including restrictions on use, copying, transfer and disclosure of licensed programs, may be unenforceable under the laws of certain jurisdictions. Our international operations expose us to certain additional intellectual property risks in that the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Policing the unauthorized use of our intellectual property rights is difficult and expensive, particularly given the global nature and reach of the Internet. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology we have developed without paying for it and could materially harm our business.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts and believe that our products, trademarks, service marks and other proprietary rights do not infringe the proprietary rights of third parties. However, there can be no assurance that such parties will not assert infringement claims against us. In addition, we license from third parties certain technology that is incorporated into our software, and we bundle technology from third parties with our software. Any claims of infringement or misuse of intellectual property, even those without merit, made against us arising out of our own or third party technology would be time-consuming and expensive to defend. The loss of proprietary technology or a successful claim against us could have a material adverse effect on our financial condition and results of operations.

Datastream®, Datastream 7i™, Datastream 7i Buy™, Databridge™, MP2®, MP2 WebLink®, Pocket MP2™, PathwaysSM, MP2 Messenger™ and PagerLink™ are our trademarks or service marks and are used in this report to denote our products and services. Other product and company names mentioned herein may be trademarks of their respective owners.

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

Employees

As of January 31, 2006, we employed 578 personnel, including 159 sales and marketing personnel, 226 service and support representatives, 93 employees involved in product development, 10 employees involved with Datastream 7i Buy, and 90 administrative personnel. This includes both full-time and part-time employees. None of our 578 employees are represented by a labor organization and we are not a party to any collective bargaining agreement. We consider relations with our employees to be good.

Segment and Geographic Information

U.S. revenues in 2005, 2004 and 2003 were approximately $63 million, $54 million and $55 million, respectively. International revenues totaled approximately $39 million, $40 million and $36 million in 2005, 2004 and 2003, respectively. See “Risk Factors - If we fail to manage our international operations, our business could be adversely affected” for a discussion of risks attendant to our foreign operations. See Note 10 to the Consolidated Financial Statements contained herein for information regarding our business segments and operations in different geographical regions.

ITEM 1A. Risk Factors.

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

Our market continues to be highly competitive. We expect competition to intensify as new companies enter the asset performance management market and existing ones expand their product lines. Certain competitors, including enterprise resource planning, or ERP, companies such as Oracle and SAP, currently have greater financial, marketing, technical, and service and support resources than we do. In addition, many prospective customers have already made significant commitments to ERP competitors, which could materially and adversely affect our ability to succeed in our market. To the extent such competitors increase their focus on asset management or maintenance, repair and operations procurement, we could be at a competitive disadvantage. Further, slowing U.S. and world economies could result in a decrease in spending by corporations on information technology and software. This could lead to even greater competition in our markets. We cannot assure you that we will be able to successfully compete against current and future competitors, especially if customers or prospective customers decrease their level of spending on asset performance management products in a slowing economy. If we fail to compete successfully, our results of operations would be materially and adversely affected.

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

Traditionally, a significant portion of our revenues in any quarter had been the result of a large number of relatively small orders received during the period. Over the last several years, we have seen an increase in the size of our average orders and a decrease in the number of such orders. We expect the average size of our license sales transactions to continue to increase in the coming years. An increase in average deal size also typically increases the length of the average sales cycle. Potential customers spend significant time and resources determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software. A customer’s decision to license our software generally involves evaluation by a number of the customer’s personnel in various functional and geographic areas. Due to these and other factors, our sales cycle may be extended. Since the sales cycle can be unpredictable and can be affected by events beyond our control, we cannot always accurately forecast the timing or amount of specific sales, and sales may vary from quarter to quarter. Further, we typically realize a significant portion of our revenue from sales of software licenses in the last month of a quarter, frequently even in the last days of a quarter. This makes it difficult to gauge the level of license revenue we will have in any single quarter until near to, or after, its conclusion. Failure to close even a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Because of these issues, we caution that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance or results.

In addition, the market for our asset management software has changed over the last several years, and we expect that it will continue that trend as technology advances continue. As our average license sale size has grown, we have shifted the primary focus of our sales and marketing efforts upon the enterprise-wide deployment of our Datastream 7i solution. We expect to experience a decline in the large number of relatively small orders that had been a staple of our marketing and sales efforts in years past. We have restructured our sales and marketing organizations to facilitate this move to the higher-end transactional model. There can be no guarantee, however, that we will ultimately be successful in making this transition. Also, the overall demand for enterprise asset management software may grow more slowly than we anticipate (or even decrease) in upcoming quarters. We have reported fluctuations in software license revenue in each of the last several years, as we make this transition to predominately higher-end transactions. This may be an indication of the extent of market penetration into the asset management software market, as well as a retrenchment in the way companies purchase enterprise software. To the extent that a slow down in the market for enterprise asset management software develops, it could have a materially adverse affect on our business, results of operations and financial condition.

Other factors which could contribute to a fluctuation in our quarterly results include but are not limited to the following:

•	changes in our pricing policies or those of our competitors;

•	changes in our licensing models or those of our competitors:

•	changes in customer budgets;

•	the introduction of new products or product enhancements by us and our competitors;

•	changes in our sales and marketing organization;

•	technological changes in computer systems and environments;

•	variability in new licenses obtained;

•	loss of customers;

•	changes in the proportion of revenues attributable to licensing fees versus services;

•	changes in the level of operating expenses;

•	delay or deferral of customer implementations of our software;

•	deferral of certain product and/or service revenue to subsequent reporting periods to comply with revenue recognition accounting requirements;

•	foreign currency exchange rates; and

•	other economic conditions generally or in our industry.

Due to these factors, our operating results could fail to meet the expectations of investors. If that happens, the price of our common stock could decline materially.

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

We cannot assure you that our hosting service customers will remain customers over a sustained period of time. In addition, our hosting service business model depends heavily on managed services provided by a third party and the economics of scale that are enabled with a shared application platform. A successful hosting service offering must be accessible to customers continually, without disruptions. We cannot provide assurances that the technical infrastructure employed by hosting service customers or prospective hosting service customers is sufficiently robust to prevent disruptions in Internet services beyond our control or that of our managed services provider at our hosting center. If our third party service provider fails to provide consistent access of the applications to our customers, it may have a material adverse effect on our business. Further, we cannot assure that the infrastructure of the Internet, or the complementary services necessary to provide these continual and expanding services will be adequate to meet our needs and the needs of our customers in providing our hosting service on a competitive basis. Such connectivity and related issues could adversely affect the growth and customer acceptance of our hosting service business model. In addition, while our traditional business model charges an up-front license fee for access to our software applications, some of the offerings available through our hosting service charge a significantly lower monthly fee for rights to the same applications over a defined term. Certain customers may choose this monthly payment model as opposed to an up-front license fee. Customers of a variety of application software companies are increasingly making available this more flexible approach to accessing software applications. As a result, this subscription model, if widely adopted by our customers, could defer revenue to future periods and significantly lower revenue and profits in the near term.

Our electronic procurement strategy may not generate future revenue and profits.

Our Datastream 7i Buy application enables our customers to direct procurement of maintenance, repair and operational supplies and services to a select group of suppliers via the Internet. The market for products comparable to Datastream 7i Buy is competitive and there can be no assurances that we will successfully generate sufficient subscription revenue from this initiative. Also, the success of Datastream 7i Buy is substantially dependent on our relationships with certain suppliers and service providers, and we charge suppliers a transaction fee for each transaction executed through the Datastream 7i Buy network. There can be no assurances that this transaction fee model will be profitable or sustainable in the long term. In addition, our third party suppliers and service providers may reassess their commitment to Datastream 7i Buy or decide to compete directly with us for our customers’ procurement in the future. The market for Internet-based procurement of maintenance, repair and operations supplies has experienced considerable change over the past several years and the customer demand for this area has been significantly reduced. As we continue to market and sell the Datastream 7i Buy solution, particularly internationally, we may need to augment our technical infrastructure to meet the requirements of customers for procurement solutions locally. If we are not successful in any of these areas, it could have a material adverse affect on our results of operations.

Significant delays in product development would harm our reputation as an innovator and result in a decrease in our revenues.

If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. Historically, we have issued significant new releases of our software applications approximately annually, with minor interim releases issued more frequently. As a result of the complexities inherent in our solutions, major new product enhancements and new products often require long development and test periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we cannot assure you that these delays will not occur in the future. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of bugs and errors, localization of such products for international use or a failure of our current or future products to conform to industry requirements. Any such delay, or the failure of new products or enhancements in achieving market acceptance, could materially impact our business and reputation and result in a decrease in our revenues.

Our future success is substantially dependent on third party relationships.

An element of our strategy is to establish and maintain alliances with other companies, such as system integrators, resellers, consultants, and suppliers of products and services for maintenance, repair and operations. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. To effectively generate revenue out of these relationships, each party must coordinate and support the sales and marketing efforts of the other, often including making a sizable investment in such sales and marketing activity. Our inability to establish and maintain effective alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

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

We maintain a strategic relationship with IBM under which we have undertaken to integrate our respective products and to market the IBM versions of our products in preference to other versions. Our license revenue may be affected by the success and acceptance of the IBM products relative to those of IBM’s competitors. We may experience difficulties in gaining market acceptance of the IBM version of our products, and difficulties in integrating and coordinating our products and sales efforts with those of IBM. In addition, customers or prospects that have not adopted the IBM technology platform may view our alliance with IBM negatively, and competitive alliances may emerge among other companies that are more attractive to our customers and prospective customers.

Our future success is substantially dependent on third party technologies.

We rely heavily on third parties that supply us with certain technologies that are crucial to our success. In particular, our line of Internet-based applications is highly dependent on Oracle technology, including Oracle database technology and development tools. Similarly, we are also dependent on Microsoft SQL Server and Internet Explorer. If such technology does not achieve continued market acceptance or if Oracle or other competitors were to develop application software that successfully competed with our application software, it could have a material adverse effect on the acceptance of our products, and thus our results of operations.

We also expect to depend on third party technology that facilitates the crucial integration of our products with other systems of our clients. The market for integration solutions and technology to implement enterprise-wide Web Services is rapidly changing and intensely competitive. We expect that competition will remain intense as the number of entrants increases and new and varied technologies emerge. We cannot assure you that third parties will continue to develop new versions of products that successfully facilitate this integration. We also cannot assure you that that the third party technology licenses we depend upon or suitable alternatives will continue to be available to us on commercially reasonable terms, if at all. As we continue to introduce new products that incorporate new technologies, we may continue to license technology from additional third parties. Any failure to obtain any of these technology upgrades or licenses could result in delays or reductions in the introduction of new products, features or functions, or prolong internal development cycles, any of which could materially and adversely impact our results of operations.

Additionally, in recent years a non-commercial software model has evolved that presents a growing challenge to our commercial software model. Under the non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed at nominal cost by firms that earn revenue on complementary services and products. These firms do not have to bear the full costs of research and development for the open source software. While we believe our products provide customers with significant advantages in functionality and security, and generally have a lower total cost of ownership than open source software, the popularization of the non-commercial software model continues to pose a significant challenge to our business model. To the extent this non-commercial software model gains acceptance in our markets, sales of our products may decline, which may adversely affect our revenue and operating margins.

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

We generate our international sales through our international sales subsidiaries, as well as through a variety of indirect sales and marketing channel alliances. Our business, and our ability to maintain and expand our operations internationally, is subject to the risks inherent in international business activities, including, in particular:

•	difficulty in staffing and managing an organization spread over several continents;

•	greater difficulty in safeguarding our intellectual property;

•	acceptance of localized versions of our products;

•	cultural differences in the conduct of business;

•	maintaining uniform administrative controls in each country in accounting for customer contractual commitments in accordance with current U.S. accounting standards;

•	general economic and political conditions in each country;

•	fluctuating economic and political conditions affecting geographic regions;

•	foreign currency exchange rate fluctuations;

•	negative effects relating to hostilities, war or terrorist acts around the world;

•	unexpected changes in regulatory or tax requirements that restrict repatriation of earnings to the U.S.;

•	increased trade restrictions;

•	changes in tariff rates;

•	longer accounts receivable payment cycles in certain countries;

•	product compliance with local language and business customs;

•	unexpected changes in regulatory requirements; and

•	the burden of compliance with a wide variety of foreign laws and regulations.

Any one or more of the foregoing factors could have a material adverse effect on our ability to expand internationally, which could materially and adversely affect our results of operations. Our success internationally depends, in part, on our ability to anticipate these risks and manage the difficulties they present.

In the past, we acquired several international businesses. As a result of these acquisitions, we are more deeply involved with international markets that are less familiar. We cannot assure that we will successfully compete in these international markets. We anticipate that our future results of operations may be subject to quarterly variations as a result, in part, of the seasonal revenue fluctuations in Europe, Asia and Latin America, principally consisting of slower business conditions in the first and third quarters of the year.

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

We continue to expand our customer base to include more entities and agencies within the federal, state, local and foreign government sector. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as with other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with government entities often requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our software or services are improperly priced, or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a financial loss for us if we fail to win a contract on which we submitted a bid. Further, some government agencies may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

Contracts with governmental entities also frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences may permit the public sector customer to take actions not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default, or recourse to bond or other security we have provided in connection with the bid or contract. Our federal government can also suspend operations if Congress does not allocate sufficient funds, and the government may allow our competitors to protest our successful bids. If any of these events occur, they may negatively affect our business and financial results. If we are unable to keep pace with regulatory changes applicable to our applications, it could impact the results of our operations. The federal government may terminate its contractual relationships with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the federal government requires us to meet any of these demands, it could result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. In addition, federal government agencies may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

Deterioration of economic and political conditions could adversely affect operations.

We have operational presence in the United States, as well as throughout Europe, Latin America, and the Pacific Rim, and we are subject to the economic and political uncertainties that may be associated with the threat of terrorism, generally, or with military action taken by the United States or its allies, in particular. These risks include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of such threat or the responses to it; and

•	the possibility that air travel delays or cancellations and restrictions imposed by companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites or customers’ inability to visit our offices.

Additionally, apart from the economy as a whole, declining economic conditions in particular industries or in the vertical markets to which we have focused our efforts may have a significant effect on our operating results. For example, the downward turn in the automotive industry has had a negative impact on the revenue produced from our Datastream 7i Buy operations. As the large auto makers cut back on production, their tier one suppliers also reduce purchasing, resulting in less indirect spending through our Datastream 7i Buy portal. A similar trend in the public sector, manufacturing, pharmaceutical or food production markets in which we have invested focus and capital would likely have a similar negative impact on our operating results.

Security risks and concerns may deter the use of the Internet for our applications.

A significant barrier to communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites that protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for our market. While we have taken precautionary measures to protect our facilities, an unauthorized person circumventing our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt Datastream 7i Buy or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

Our common stock is not listed on any exchange or quoted on the Nasdaq National Market; therefore, a public market in our common stock may not be sustained, which may make it difficult for stockholders to sell shares of our common stock at or near ask prices or at all.

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

While our management concluded that our internal control over financial reporting was effective as of December 31, 2005, we cannot be certain that (1) we have effectively corrected all prior existing internal control deficiencies; (2) we will not identify one or more additional deficiencies or material weaknesses in our internal control over financial reporting during future fiscal years; or (3) we will implement and maintain effective internal controls over financial reporting in the future. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of our financial reports filed pursuant to the Securities Exchange Act of 1934. If we cannot provide reliable and timely financial reports, our business and operating results could be harmed, investors and market makers in our common stock could lose confidence in our reported financial information, market makers in our common stock could be deterred from quoting our common stock on the Pink Sheets, and the trading price of our common stock could fall.

Compliance with new accounting, reporting and audit requirements may strain our limited administrative, financial and executive resources and affect our ability to attract and retain key personnel.

The corporate governance and reporting reforms contained in the Sarbanes-Oxley Act of 2002 and related regulatory constraints have dramatically increased our general and administrative expenses and may continue to do so. Increases of this magnitude can be more easily absorbed by companies that have greater financial and administrative resources than we do. The delays and expenses caused by our efforts to meet the new regulatory landscape contributed to our non-compliance with Nasdaq listing requirements. These added public company expenses may put us at a competitive disadvantage with larger companies better suited to absorb such expenses and with smaller, private companies unencumbered by these public company expenses.

We have historically used stock options and other long-term incentives as a key component of our employee compensation structure. We believe that with stock options, we have been able to align our employees’ interests with those of our stockholders and have provided employees with incentives both to maximize long-term stockholder value and to continue employment with us. With the FASB’s issuance of SFAS No. 123 (revised 2004), Share-Based Payments or SFAS 123(R) in December 2004 (See Note 1 to the Consolidated Financial Statements in this Annual Report), beginning in 2006, we are required to recognize compensation costs related to new and unvested share-based payment transactions as current expenses in our financial statements. This regulation could have a negative impact on our earnings. To the extent that SFAS 123(R) make it more difficult or expensive to grant stock options to our employees under our stock option plans, this new regulation will increase compensation costs, decrease our operating margins, change our equity compensation strategy, or complicate our ability to motivate and retain key employees, each of which could adversely affect our results of operations.

Completion of the merger with Infor is subject to various conditions and the merger may not occur even if we do obtain stockholder approval.

Completion of the merger is subject to various risks, including but not limited to those set forth below. The list is not intended to be an exhaustive list of the risks related to the merger and should be read in conjunction with the other information in our definitive proxy statement dated February 21, 2006.

•	Stockholders holding at least a majority of the shares of our outstanding common stock entitled to vote might not vote to adopt the merger agreement;

•	The right of the Infor parties to terminate the merger agreement if we experience an event that has, or is reasonably likely to have, a material adverse effect on us, as that term is defined in the merger agreement;

•	Our failure or the failure of the Infor parties to obtain the required regulatory approvals regarding the merger;

•	The enactment of a law or issuance of an order by a governmental authority prohibiting the merger or other transactions contemplated by the merger agreement;

•	The pendency of a nonfrivolous suit or action, or any governmental proceeding, challenging or seeking to restrain the merger or the ability of the Infor parties to acquire our common stock;

•	Holders of more than 10% of our outstanding common stock might elect to exercise their appraisal rights under Delaware law;

•	The failure of any other conditions in the merger agreement; and

•	The failure of the Infor parties to obtain the financing contemplated by their debt and equity commitment letters entered into at the time of execution of the merger agreement.

As a result of these risks, there can be no assurance that the merger will be completed even if we obtain stockholder approval. If our stockholders do not adopt the merger agreement or if the merger is not completed for any other reason, we expect that our current management, under the direction of our current board of directors, will continue to manage Datastream.

Failure to complete the merger could negatively impact the market price of our common stock and operation of our business.

If the merger with Infor is not completed for any reason, we will be subject to a number of material risks, including:

•	the market price of our common stock will likely decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed;

•	costs related to the merger, such as legal fees and certain investment banking fees, and, in specified circumstances, termination fees and expense reimbursements, must be paid even if the merger is not completed; and

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with distributors, customers and suppliers, during the period before completion of the merger, may make it difficult for us to regain our financial and market position if the merger does not occur.

If our merger agreement is terminated and our board of directors seeks another merger or business combination, then our stockholders cannot be certain that we will be able to find an acquirer willing to pay an equivalent or better price than the price agreed to be paid under the merger agreement.

We must recruit and retain key employees in order to be successful, and we may lose key personnel as a result of uncertainties associated with the merger with Infor.

Our continued success depends on the services of several of our key executive, sales and marketing and technical employees. Our business generally requires a significant level of expertise to effectively develop and market our products and services. The loss of the services of these personnel, particularly those of Larry G. Blackwell, our founder, Chairman and Chief Executive Officer, or our inability to attract and retain other qualified management, sales and marketing and technical employees, could have a material adverse effect on our business and results of operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in personnel. If we are unable to offer competitive salaries and bonuses, our key technical, sales, professional and executive personnel may be unwilling to continue service for us, which could adversely affect our business, financial condition and results of operations.

If we lose any member of our executive management team and are unable to secure a suitable replacement, or they are unable to work together effectively, our business, financial condition, and results of operations could suffer. We do not maintain any key-man life insurance policy with respect to any member of our executive management team.

In addition, because of our pending merger with Infor, our current and prospective employees may be uncertain about their future roles and relationships with us following completion of the merger. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

If we fail to adequately protect our proprietary rights, it could harm our competitive position and decrease our revenues.

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, software licenses, nondisclosure agreements and technical measures to establish and protect our proprietary technology. We generally enter into confidentiality and/or license agreements with our key employees, consultants, distributors and strategic affiliates as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we have taken in this regard, however, will be adequate to deter misappropriation or independent third party development of our technology. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to our current or future products. Any such claims or litigation, even those without merit, could be time consuming, result in costly litigation, diversion of management’s attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation also could have a material adverse effect on our business, financial condition and results of operations. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, which could have a material adverse effect on our results of operations.

The merger agreement with the Infor parties, our certificate of incorporation, our bylaws and Delaware law may inhibit a change in control, which may not be in the best interests of our stockholders.

We have agreed to be acquired by Infor, subject to a number of conditions, including the approval of our stockholders. The merger agreement includes provisions that would make it more difficult for a competing party to acquire us. These provisions include our agreements not to solicit other offers and not to provide information to a potential bidder unless our board of directors determines that a superior proposal could be made by the person to whom we provide the information, as well as our agreement to pay a termination fee to Infor if we terminate the merger agreement and complete another transaction. In addition, our certificate of incorporation and bylaws may inhibit a change in control, even when a change in control may be in the interests of our stockholders. For example, our board of directors is empowered to issue preferred stock without stockholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an effort to obtain control of our company by means of a tender offer, merger, proxy contest or otherwise. Our certificate of incorporation also divides the board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board of directors could make it more difficult for a third party to acquire control of us because only one-third of the board is up for election each year. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions may also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then-current market price for our common stock. We are also subject to provisions of the Delaware General Corporation Law that relate to business combinations with interested stockholders, which can serve to inhibit a takeover.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We conduct our principal product development, support, sales, marketing, and general and administrative operations out of a headquarters building owned by the Company and located in Greenville, South Carolina. We also lease office space in Norcross, Georgia for product development purposes. Additionally, we lease office space for sales and administrative purposes in approximately 15 locations in Europe, Asia Pacific and Latin America, and we own an office building in Dessau, Germany.

ITEM 3. Legal Proceedings.

We are occasionally involved in legal proceedings or other claims arising out of our operations in the normal course of business. The ultimate liability on such proceedings or other claims in excess of applicable insurance is not expected, individually or in the aggregate, to have a material adverse effect on our operations, financial condition or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value per share (the “Common Stock”), was traded on the Nasdaq National Market under the symbol DSTME through July 6, 2005. Effective with the opening of business on July 7, 2005, our Common Stock was delisted from the Nasdaq National Market, and there is currently no established public trading market for our Common Stock. Our Common Stock is currently quoted on the Pink Sheets under the symbol “DSTM.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The chart below sets forth the high and low closing prices for each quarter of our last two completed fiscal years.

Quarter Ended	High	Low
December 31, 2005	$8.84	$7.80
September 30, 2005	$8.85	$6.80
June 30, 2005	$7.28	$5.47
March 31, 2005	$7.02	$6.31
December 31, 2004	$6.93	$5.87
September 30, 2004	$6.86	$6.19
June 30, 2004	$7.47	$6.17
March 31, 2004	$9.39	$7.16

We had approximately 183 stockholders of record as of February 28, 2006.

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

ITEM 6. Selected Financial Data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Statement of Operations Data:
Total revenues	$101,620	$94,391	$90,661	$89,652	$89,351
Total cost of revenues	32,901	30,674	30,772	32,795	35,265

Gross profit	68,719	63,717	59,889	56,857	54,086
Total operating expenses	61,218	58,092	53,252	54,585	69,395

Operating income (loss)	7,501	5,625	6,637	2,272	(15,309)
Net other income (expense)	724	649	(976)	543	792

Income (loss) before income taxes	8,225	6,274	5,661	2,815	(14,517)
Income tax expense (benefit)	2,828	2,302	1,970	1,025	(1,159)

Net income (loss)	$5,397	$3,972	$3,691	$1,790	$(13,358)

Basic net income (loss) per share	$.27	$.20	$.18	$.09	$(.65)

Diluted net income (loss) per share	$.27	$.20	$.18	$.09	$(.65)

Basic weighted average common shares outstanding (1)	19,969	20,001	20,136	20,138	20,403

Diluted weighted average common shares outstanding (1)	20,245	20,223	20,419	20,401	20,403

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$48,209	$42,344	$38,355	$30,678	$27,418
Total assets	96,235	90,164	84,571	76,972	71,524
Total stockholders’ equity	61,552	56,650	54,484	48,842	48,209

(1)	See Note 11 to the Consolidated Financial Statements for discussion of calculation of basic and diluted weighted average common shares outstanding.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Item 1A. Risk Factors.” and elsewhere in this report.

We provide asset performance management software and services to enterprises worldwide, including more than 60 percent of the Fortune 500. Through asset performance management, customers can maintain, manage, and improve the performance of their capital asset infrastructure, such as manufacturing equipment, fleet, and facilities.

Overview

We have been profitable since 2002 as a result of the strength of our flagship product and cost reduction initiatives, and we expect to continue to be profitable in 2006. Growth in profits for a software company is strongly tied to license revenues. License revenues typically result in subsequent service and support revenues. Growth in profits is also strongly tied to product quality, functionality and performance, and we can achieve this only by continuing to invest in our product offering.

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

International revenues, which includes Canadian revenues, were approximately $39 million, $40 million, and $36 million in 2005, 2004 and 2003, respectively. These revenues represent approximately 38%, 42%, and 40% of total revenues in 2005, 2004, and 2003, respectively.

Recent Developments

Merger with Infor

On January 4, 2006, we entered into an Agreement and Plan of Merger, or the merger agreement, with wholly owned subsidiaries of Infor Global Solutions AG, or Infor. We refer to these subsidiaries of Infor as the Infor subsidiaries. The merger agreement provides that, upon the terms and subject to the conditions set forth therein:

•	An indirect wholly owned subsidiary of Infor will merge with and into us, and we will become an indirect wholly owned subsidiary of Infor; and

•	Upon consummation of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger (as defined in the merger agreement), other than shares held by stockholders who have properly perfected their appraisal rights and by us or Infor’s subsidiaries, will be converted into the right to receive $10.26 in cash, without interest or dividends and less any applicable withholding taxes.

Furthermore, at the effective time of the merger, each holder of an outstanding stock option to acquire our common stock will, in settlement thereof, receive for each share subject to each such option that is vested and exercisable as of the effective time, an amount in cash equal to the difference between $10.26 and the per share exercise price of such option, to the extent such difference is a positive number and subject to any applicable withholding taxes. Upon receipt of this consideration, each such option will be canceled.

After the merger, our common stock will cease to be quoted on the Pink Sheets Electronic Quotation System, and there will be no public market for our common stock. Following the merger, we also expect to deregister our shares of common stock with the SEC and cease to be a public reporting company. Accordingly, we will no longer be required to file periodic and current reports with the SEC.

The consummation of the merger is subject to certain conditions contained in the merger agreement that if not waived, must have occurred or be true, including the adoption of the merger agreement by our stockholders. If those conditions have not occurred or are not true, either we or the Infor subsidiaries would not be obligated to effect the merger. The merger agreement contains certain termination rights for both us and the Infor subsidiaries, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other party a termination fee of up to $6,500,000. The merger agreement also provides that in certain instances where the termination fee is not owed, we may be required to reimburse an Infor subsidiary for up to $3,000,000 of its transaction related expenses. The merger is expected to occur within five business days after all conditions specified in the merger agreement have been satisfied or waived, or April 14, 2006, whichever is later.

In connection with the execution of the merger agreement, certain of our executive officers entered into voting agreements on January 4, 2006, with the Infor subsidiaries, pursuant to which such executive officers agreed to vote their respective shares of our common stock in favor of the adoption of the merger agreement and, in the event they do not act in accordance with their obligations thereunder, granted the Infor subsidiaries a proxy to vote their shares at any stockholder meeting convened to consider the merger agreement.

The foregoing descriptions of the merger and the merger agreement do not purport to be complete and are qualified in their entirety by reference to the merger agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed January 5, 2006 with the SEC.

Additional Information and Where to Find It

In connection with the proposed merger, we filed a definitive proxy statement with the SEC on February 21, 2006, which was subsequently mailed to our stockholders on February 22, 2006 in connection with the special meeting of stockholders scheduled for March 28, 2006. Stockholders are urged to carefully read the definitive proxy statement, including amendments and supplements thereto, as it will contain important information that stockholders should consider before making a decision about the merger agreement. The definitive proxy statement and other documents that we file with the SEC are available free of charge at the SEC’s website, www.sec.gov, or by directing a request to Datastream Systems, Inc., 50 Datastream Plaza, Greenville, South Carolina 29605, Attention: Investor Relations.

Datastream and our directors and executive officers may be deemed to be participants in the solicitation of proxies from stockholders in connection with the proposed acquisition. Information about our directors and executive officers and their ownership of our stock is set forth in this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Investors may obtain additional information regarding the interests of such participants in the acquisition by reading the definitive proxy statement.

Accelerated Vesting of Stock Options

On December 30, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by our active employees. Outstanding stock options to acquire our common stock exist under a number of our stock option plans. As a result, a total of 1,081,698 options to purchase our common stock, which otherwise would have vested from time to time at future dates, became fully vested and immediately exercisable as of December 30, 2005. The accelerated options have exercise prices ranging from $5.97 to $10.50 and a weighted average exercise price of $7.28. The total number of accelerated options includes 509,999 options held by our executive officers, with exercise prices ranging from $5.97 to $10.50 and a weighted average exercise price of $7.18.

The primary purpose of accelerating the vesting of these options was to eliminate the recognition of non-cash compensation expense associated with these options that we would have been required to recognize in our future consolidated statements of income upon our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R will generally require that the fair value of all share-based payments to employees, including stock option awards, be recognized as compensation expense in our statements of income. We were required to adopt the expense recognition provisions of SFAS 123R effective January 1, 2006. In order to limit the personal benefit to the option holders of fully vesting their stock options, the Compensation Committee of the Board of Directors imposed restrictions on the sale or transfer of the shares received by an option holder upon the exercise of an accelerated option until the date on which such options would have vested and become exercisable, without giving effect to such acceleration.

We recorded a non-cash compensation charge of approximately $47,000 (pre-tax) as a result of the accelerated vesting related to the intrinsic value, on the acceleration date, of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, we reviewed our prior turnover experience of employees who held vested and unvested options at the time of their termination. The compensation charge will be adjusted in future periods as actual forfeitures are realized.

Change in Auditors

On September 29, 2005, we dismissed KPMG LLP as our independent registered public accounting firm. The Audit Committee of our Board of Directors made the decision to dismiss KPMG and that decision was approved, ratified and adopted by our Board of Directors. On October 3, 2005, we engaged BDO Seidman, LLP, or BDO, as our new independent registered public accounting firm for the fiscal year ending December 31, 2005, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended March 31, 2005. The Audit Committee made the decision to engage BDO and that decision was approved, adopted and ratified by our Board of Directors. See “Item 4.01 Changes in Registrant’s Certifying Accountant” in our Current Report on Form 8-K/A filed with the SEC on October 6, 2005.

Delisting

As previously disclosed in our press release and filings with the SEC, the Nasdaq Listing and Hearing Review Council, or the Listing Council, reversed the prior decision of the Nasdaq Listing Qualifications Panel, or the Panel, to grant us additional time to file our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005. In reversing the Panel’s prior decision, the Listing Council instructed the Panel to delist our common stock. Effective with the open of business on July 7, 2005, our common stock was delisted from the Nasdaq National Market, and there is no longer an established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “DSTM.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.

Restatement

In the first quarter of 2005, we completed a restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003 and for the quarters ended March 31, and June 30, 2004 and filed an amendment to our Form 10-K for the 2003 fiscal year and to our Forms 10-Q for the first two quarters of 2004 to reflect those restatements. The net effect of the adjustments related to the restatements was an increase in earnings of $0.06 per share or approximately $1,081,000 for the fiscal year ended 2001 and a decrease to earnings per share of $0.01 or approximately $376,000 in 2003. There was no impact to earnings per share for the approximate adjustment of $23,000 for the year ended December 31, 2002.

Results of Operations

The following paragraphs set forth our statement of operations data for the three years ended December 31, 2005, 2004, and 2003, the percentage change in such data from period to period for each of the corresponding periods and the percentage that such data bears to total revenues for each period.

2005 Compared to 2004 Compared to 2003

(in thousands, except percentage data)

Revenues:

Product Revenue

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Datastream 7i	$21,406	$18,369	$16,047	16.5%	14.5%
Legacy	7,484	8,015	9,027	(6.6)%	(11.2)%

Product revenue	$28,890	$26,384	$25,074	9.5%	5.2%
Percentage of total revenues	28.4%	28.0%	27.7%

Product revenues consist of all software product sales including Datastream 7i, and legacy products such as MP2. We have one reportable segment and sell products out of fourteen different sales offices worldwide.

Product revenue increased in 2005 as compared to 2004 as the result of strong product sales in the United States and Canada somewhat offset by a decline in international software revenue. An increase in 7i product revenues by approximately $3.0 million more than offset a decline in legacy product revenues of approximately $0.5 million. Software revenue in the United States and Canada increased by approximately $4.2 million, or 27%, to $19.5 million in 2005 versus $15.3 million in 2004. This increase in the United States and Canada resulted from the execution of large dollar software product contracts in 2005. International product revenue decreased to approximately $9.3 million in 2005 from approximately $11.1 million in 2004 primarily as the result of fewer large dollar contracts in Europe. We are unable to accurately estimate whether these trends will continue.

The increase in 2004 product revenue compared to 2003 product revenue was primarily the result of higher European sales. Europe had three large dollar contracts in 2004 that accounted for the increase over 2003 software revenue. The United States and Canada, Asia and Latin America had 2004 product revenue approximately equal to or slightly higher than 2003 product revenue. In terms of products, an increase in 7i product revenues by approximately $2.3 million more than offset a decline in legacy product revenues of approximately $1.0 million.

Professional Services and Support Revenue

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Professional services and support	$72,730	$68,007	$65,587	7.0%	3.7%
Percentage of total revenues	71.6%	72.0%	72.3%

Professional services revenue includes consulting fees for product implementation and training. Support revenue includes fees charged to customers for technical, customer and application hosting services associated with the support of our products.

Professional services and support revenues increased 7.0% to $72.7 million in 2005 from $68.0 million in the prior year. Services and support revenues, which are generally delivered after a license is sold, increased approximately $4.3 million in the United States and Canada and correlated to higher software product revenues in the United States and Canada in 2005 as compared to 2004. International services and support revenues in 2005 were somewhat higher than 2004 services and support revenue as increases in Asia and Latin America were offset by a decline in Europe. We are unable to accurately estimate whether these trends will continue.

Professional services and support revenues increased 3.7% to $68.0 million in 2004 from $65.6 million in the prior year. Services and support revenues, which are generally delivered after a license is sold, increased approximately $2.8 million in Europe and correlated to higher software product revenues in Europe in 2004 versus 2003. The United States and Canada, Asia and Latin America had combined services and support revenue slightly lower in 2004 as compared to 2003.

Cost of Revenues:

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Cost of product revenues	$1,758	$1,305	$1,545	N/M	N/M
Percentage of product revenues	6.1%	4.9%	6.2%
Cost of professional services and support revenues	$31,143	$29,369	$29,227	6.0%	0.5%
Percentage of professional services and support revenues	42.8%	43.2%	44.6%
Total costs of revenues	$32,901	$30,674	$30,772	7.3%	(0.3)%

N/M – Not meaningful

Cost of Product Revenues

Costs of product revenues include the cost to purchase and duplicate software diskettes, the cost to print training manuals, costs associated with third party licensing or royalties, products or commissions, shipping charges and miscellaneous inventory charges.

Cost of Professional Services and Support Revenues

The cost of professional services includes employee wages, service contractor fees, travel expenses and other costs incurred to provide consulting services, training to customers, and, increasingly, hosting costs, all of which are generally delivered after a license is sold. The cost of support revenues consists of employee-related costs to provide on-going support.

The cost of professional services increased in 2005 as compared to 2004 and was primarily the result of higher service revenue costs in the United States and Canada commensurate with an increase in services revenues. We are unable to accurately estimate whether these trends will continue. The cost of professional services was approximately the same in 2004 as compared to 2003.

Support costs change as a function of support revenues. Support costs were approximately flat as a percentage of support revenues over the three-year period ended December 31, 2005.

Operating Expenses:

Sales and Marketing

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Sales and marketing	$30,339	$29,017	$29,696	4.6%	(2.3)%
Percentage of total revenues	29.9%	30.7%	32.8%

Sales and marketing expenses include salary and related expenses, printed advertising, web advertising, conference and trade shows, direct mail marketing, and publicity expense.

Our sales and marketing expenses increased from 2004 to 2005 principally due to higher commissions and sales bonuses related to increased sales order volumes in 2005 as compared to 2004. Sales and marketing expenses declined in 2004 as compared to 2003 primarily due to a decrease in personnel and employee related expenses. We are unable to accurately estimate whether these trends will continue.

Product Development

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Product development	$13,795	$13,979	$12,421	(1.3)%	12.5%
Percentage of total revenues	13.6%	14.8%	13.7%

Product development costs consist of employee related expenses, contract labor expenses, and the allocation of general expenses related to the development of our products.

The decrease in 2005 as compared to 2004 resulted from a slight reduction in independent contractors engaged by the Company. The increase in 2004 as compared to 2003 was the result of continued investments in Datastream 7i functionality. We are unable to accurately estimate whether these trends will continue.

General and Administrative

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Expenses related to a potential business combination transaction	$1,008	$—	$—	N/M	N/M
Restatement and related accounting matters	1,530	1,544	—	(0.9)%	N/M
Reorganization expenses (1)	829	N/A	N/A	N/A	N/A

Subtotal	3,367	1,544	—	218.1%	N/M
Other general and administrative expenses	13,717	13,552	11,135	1.2%	21.7%

Total general and administrative expenses	$17,084	$15,096	$11,135	13.2%	35.6%
Percentage of total revenues	16.8%	16.0%	12.3%

(1)	During the fourth quarter of 2005, we announced an initiative to improve profitability in Europe by changing the staffing structure. We did not have comparable expenses in prior periods.

N/M – Not meaningful

N/A – Not applicable

General and administrative expenses increased to $17.1 million in 2005 from $15.1 million in 2004. The increase in 2005 was due primarily to the following non recurring expenses:

•	We incurred approximately $1.0 million in expenses in connection with the process surrounding a potential business combination transaction that led to the merger agreement with Infor.

•	Restatements to the consolidated financial statements and efforts to regain financial reporting compliance resulted in approximately $0.5 million in expenses in 2005 associated with accounting and related fees. Direct costs for compliance related to the Sarbanes-Oxley Act of 2002 during 2005 totaled $1.0 million, an increase of $0.6 million from 2004, and we believe indirect costs, associated with management and personnel time were similarly incurred as these activities significantly impacted almost every function within the Company.

•	We reorganized our offices in Europe and in Latin America and the non-recurring costs associated with those activities were approximately $1.3 million of which approximately $0.8 million were general and administrative expenses.

General and administrative expenses include the cost of our finance, human resources and information services. General and administrative expenses increased 35.6% to $15.1 million in 2004 from $11.1 million in 2003. The increase in 2004 was primarily the result of the following:

•	Our restatement of our consolidated financial statements resulted in approximately $1.1 million in increased accounting and professional expenses.

•	Start up costs for compliance related to the Sarbanes-Oxley Act of 2002 totaled $0.4 million during 2004, and we believe indirect costs associated with management and personnel time were similarly incurred, as these activities significantly impacted almost every function within the Company.

•	Taxes and related penalties increased approximately $0.3 million in 2004 for non-compliance issues in China. The Chinese authorities renewed our license in June of 2005, and we did not incur and we do not anticipate any additional taxes or penalties related to this matter.

•	Other significant costs include an estimated $0.6 million incurred in remeasuring currencies other than the U.S. dollar for reporting purposes and bad debt expense increased $0.5 million due to customer accounts deemed uncollectible during 2004.

We believe that costs associated with accounting matters will decrease in 2006.

Other Income/Expense

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Net other income (expense)	$724	$649	$(976)	11.6%	N/M
Percentage of total revenues	0.7%	0.7%	(1.1)%

Other income (expense) includes costs incurred that are not related to our normal course of business operations. Typically, this is interest income (expense) and gains (losses) on assets and liabilities not used in the normal course of business.

In 2005, other income (expense) includes an impairment charge of approximately $0.5 million related to an investment. (See “Liquidity and Capital Resources” and Note 2 to the Consolidated Financial Statements in this Annual Report.) The loss in 2003 was the result of a write-down of a long-term investment of approximately $1.5 million for this same investment The income in 2004 primarily consisted of interest income.

Income Taxes

	Year Ended December 31,			Percent Change
	2005	2004	2003	04-05	03-04
Income tax expense	$2,828	$2,302	$1,970	22.8%	16.8%
Percentage of total revenues	2.8%	2.4%	2.2%

Our effective income tax rate was 34.4% in 2005, 36.7% in 2004, and 34.8% in 2003. Income tax expense increased in each year primarily because pre-tax income rose in each year. See Note 6 to the Consolidated Financial Statements in this Annual Report for the reconciliation from the federal income tax rate to the actual tax expense.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2005. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and notes thereto. Our quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period. All amounts shown (except per share amounts) are expressed in thousands.

	Quarter Ended
	2005				2004
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Revenues:
Product	$10,077	$5,810	$7,162	$5,841	$6,874	$6,394	$6,576	$6,540
Professional services and support	18,798	18,490	18,459	16,983	17,180	16,481	17,559	16,787

Total revenues	28,875	24,300	25,621	22,824	24,054	22,875	24,135	23,327
Cost of revenues:
Cost of product revenues	467	520	415	356	297	310	211	487
Cost of professional services and support revenues	8,092	7,669	7,375	8,007	7,798	7,402	7,276	6,893

Total cost of revenues	8,559	8,189	7,790	8,363	8,095	7,712	7,487	7,380

Gross profit	20,316	16,111	17,831	14,461	15,959	15,163	16,648	15,947
Operating expenses:
Sales and marketing	7,808	7,197	8,131	7,203	7,450	6,917	7,321	7,329
Product development	3,317	3,543	3,502	3,433	3,525	3,546	3,516	3,392
General and administrative	5,330	4,021	3,574	4,159	5,011	3,441	3,281	3,363

Total operating expenses	16,455	14,761	15,207	14,795	15,986	13,904	14,118	14,084

Operating income (loss)	3,861	1,350	2,624	(334)	(27)	1,259	2,530	1,863
Net other income (expense)	(221)	353	336	256	192	176	141	140

Income (loss) before income taxes	3,640	1,703	2,960	(78)	165	1,435	2,671	2,003
Income tax expense (benefit)	1,361	545	947	(25)	20	561	1,024	697

Net income	$2,279	$1,158	$2,013	$(53)	$145	$874	$1,647	$1,306

Basic net income per share	$0.11	$0.06	$0.10	$(0.00)	$0.01	$0.04	$0.08	$0.06

Diluted net income per share	$0.11	$0.06	$0.10	$(0.00)	$0.01	$0.04	$0.08	$0.06

The table below sets forth the percentage relationship of certain items to total revenues with regard to our results of operations for each of the eight quarters through the quarter ended December 31, 2005.

	Quarter Ended
	2005				2004
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Revenues:
Product	34.9%	23.9%	28.0%	25.6%	28.6%	28.0%	27.2%	28.0%
Professional services and support	65.1	76.1	72.0	74.4	71.4	72.0	72.8	72.0

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	1.6	2.1	1.6	1.5	1.2	1.3	0.9	2.1
Cost of professional services and support revenues	28.0	31.6	28.8	35.1	32.7	32.4	30.1	29.5

Total cost of revenues	29.6	33.7	30.4	36.6	33.7	33.7	31.0	31.6

Gross profit	70.4	66.3	69.6	63.3	66.4	66.3	69.0	68.4
Operating expenses:
Sales and marketing	27.0	29.6	31.7	31.6	31.0	30.3	30.3	31.4
Product development	11.5	14.6	13.7	15.0	14.7	15.5	14.6	14.6
General and administrative	18.5	16.5	14.0	18.2	20.8	15.0	13.6	14.4

Total operating expenses	57.0	60.7	59.4	64.8	66.5	60.8	58.5	60.4

Operating income (loss)	13.4	5.5	10.2	(1.4)	(0.1)	5.5	10.5	8.0
Net other income (expense)	(0.8)	1.5	1.3	1.1	0.8	0.8	0.6	0.6

Income (loss) before income taxes	12.6	7.0	11.5	(0.3)	0.7	6.3	11.1	8.6
Income tax expense (benefit)	4.7	2.2	3.7	(0.1)	(0.1)	2.5	4.3	3.0

Net income	7.9%	4.8%	7.8%	(0.2)%	0.6%	3.8%	6.8%	5.6%

Liquidity and Capital Resources

We fund our operating activities primarily with cash generated from operations. Our primary uses of cash are employee compensation and related expenses, marketing expenditures, overhead items such as rent and utilities, and capital expenditures such as computers, servers, network systems and building improvements. Our primary sources of cash are collections of license, service and support revenues. We ended 2005 with $58.1 million in cash and cash equivalents and short-term investments, an $8.1 million increase from $50.0 million in 2004. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash provided by operations was approximately $10.6 million for the year ended December 31, 2005. We generated positive cash from operations primarily through increased profits and expenses that did not require cash outlays, such as depreciation. In 2005, we generated approximately $15.0 million in cash from investing activities primarily related to proceeds from the sale of short-term investments. Cash generated in financing activities was approximately $0.6 million from proceeds from the exercise of stock options and stock issuances under the employee purchase plan.

Cash provided by operations was approximately $10.2 million for the year ended December 31, 2004. We generated positive cash from operations primarily through increased profits and expenses that did not require cash outlays, such as depreciation, and through customer prepayments for support and hosting services. In 2004, we used approximately $10.3 million in cash in investing activities primarily related to the purchases of short-term investments as well as building improvements and purchases of technical assets such as computers, servers and network systems. Cash used in financing activities was approximately $2.7 million as $3.5 million in purchases of treasury stock through our share repurchase plan was somewhat offset by proceeds from the exercise of stock options and stock issuances under the employee purchase plan.

Cash provided by operations was approximately $12.6 million for the year ended December 31, 2003. We generated positive cash from operations primarily through increased profits and expenses recognized that did not require cash outlays, such as depreciation, collections of accounts receivable from earned and unearned revenue and the invoicing and collection of unbilled revenues. Increases in cash were offset by various timing differences due to the payment of liabilities expensed in 2002 and tax payments of approximately $1.2 million. The increased collections of accounts receivable in 2003 compared to 2002 was due to improved process management and better customer satisfaction. Unbilled revenue decreased upon the completion of several larger service projects. In 2003, we used approximately $4.6 million in investing activities primarily related to building improvements and purchases of technical assets such as computers, servers and network systems. Cash provided from financing activities was approximately $0.8 million from the receipt of approximately $2.2 million in proceeds from the exercise of stock options and from stock issuances under employee purchase plan, offset by $1.4 million in purchases of treasury stock through our share repurchase plans.

We believe that our capital expenditures for property and equipment in 2006 will be approximately 3% of total revenues. However, the actual capital expenditures for property and equipment in 2006 may change as business conditions fluctuate. Our research and development costs are likely to be higher in 2006 but may change as business conditions fluctuate.

Our single cost method investment consisted of an investment in a privately owned company that provides business-to-business capital asset auctions and valuation services. In 2003, the investment was evaluated for impairment based on a notice received that it intended to obtain additional financing. We concluded that the financing would be dilutive to ownership at an implied valuation below carrying value. Accordingly, we decreased the long-term investment to its estimated fair market value from $2.0 million to $0.5 million and recorded a charge of approximately $1.5 million through other income (expense), net. Based on the degree of ownership dilution and future prospects, we considered the impairment to be other than temporary. During 2004, we made an additional investment of approximately $35,000 in order to avoid material dilution to our ownership position.

The investment was evaluated for impairment at December 31, 2005 in accordance with our policy of annual review. We concluded that the investment lacked liquidity and would require additional financing that would fully dilute our ownership position. Accordingly, we recorded a charge of approximately $0.5 million through other income (expense), net. Based on the change in management, poor operating results and lackluster future prospects, we considered the impairment to be other than temporary. See Note 2 to the Consolidated Financial Statements in this Annual Report.

On August 15, 2003, we announced that our Board of Directors had authorized a plan to repurchase up to 1,000,000 shares of our outstanding common stock. Subject to availability, the repurchases were made from time to time in the open market or otherwise at prices that we deemed appropriate. The repurchased shares are classified as treasury shares on the balance sheet and are reported at cost. The shares may be used, when needed, for general corporate purposes, including the grant of stock options. We repurchased 482,500 shares for approximately $3,493,000 during the first three quarters of 2004 and no shares during the fourth quarter of 2004. No shares were purchased during 2005. This plan expired August 15, 2005. The aggregate number of shares repurchased under all historical repurchase plans was 1,729,200 as of December 31, 2005.

We maintain a Singapore line of credit for SGD 315,000 (approximately $189,000), which is secured by fixed deposits bearing an average rate of 2.5%. Performance bond obligations reduced the line of credit availability by approximately SGD 136,000 (approximately $80,000) as of December 31, 2005. The line of credit expires in August 2006.

As of December 31, 2005, we had no material commitments for debt or capital expenditures. We believe that our current cash balances and cash flow from operations will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the SEC’s Regulation S-K.

Aggregate Contractual Obligations

Our commitments as of December 31, 2005 consist of obligations under our operating leases, purchase obligations, and the Singapore line of credit.

The following table summarizes our contractual commitments as of December 31, 2005:

(In thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,239	$1,509	$1,291	$187	$252
Purchase Obligations	1,067	1,067	—	—	—
Singapore Line of Credit	80	80	—	—	—

Total	$4,386	$2,656	$1,291	$187	$252

Indemnification Obligations

We account for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2004 or 2005.

We warrant to our customers that our software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, we warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004 or 2005.

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

We agreed to indemnify and hold KPMG LLP (“KPMG”) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on the Company’s past financial statements included in this annual report.

Critical Accounting Estimates and Policies

In the preparation of our financial statements we make estimates and assumptions that can significantly affect the reported amounts of net income and the value of certain assets and liabilities. Our critical accounting estimates are those that are material due to the level of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change and have a material effect on our financial condition or operating performance. We believe critical accounting estimates related to revenue recognition and income taxes encompass critical judgments and our accounting policies provide a basis upon which management considers significant judgments and uncertainties; however, each of these judgments and estimates may potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in this Annual Report.

Revenue Recognition

We follow guidance of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, to account for our software license arrangements, or SOP 97-2. The majority of our software license arrangements include additional elements such as professional services, post contract support and/or hosting services and therefore, are considered multiple element arrangements. In addition, arrangements entered into with the same customer within a close proximity of time (usually within three months) are evaluated together to determine if they collectively are a multiple element arrangement.

We account for multiple element arrangements by allocating the total contract fee to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of each element of the arrangement with the exception of the license element. We account for the license element according to the residual method provided by AICPA SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). VSOE is determined for all undelivered elements, including services and post contract support and hosting. If any undelivered element does not have VSOE then all revenue from the arrangement is deferred until sufficient evidence exists or until all elements of the arrangement have been delivered.

Product Revenues - We recognize product revenues when a non-cancelable license agreement has been signed, the product has been delivered, the fees are fixed or determinable, collectibility is probable and VSOE exists for all undelivered elements in an arrangement. Fees are generally considered fixed or determinable upon receipt of a signed license agreement. Management sets payment terms depending on market and customer specific conditions. If payment terms on license fees extend beyond a period of time that is out of our historical collection period, then revenue is recognized as payments are due. Our products are off-the-shelf products because they can be used by our customers with little or no customization.

Professional Services - Our professional service offerings are primarily related to providing installation, implementation, integration, training and project management services. These services are sold principally on a time and materials basis or in limited cases at a fixed price. Time and material projects are distinguished from fixed price agreements in that the price of the services is quoted based on days incurred on the project or some other measure of time such as hours, weeks or months. A fixed price service contract is defined as any contract entered into for a pre-determined total price regardless of the number of days actually needed to complete the project. Time and material service revenue is recognized as the services are performed. Fixed price services are recognized based on the proportional performance method. The measure of performance is based on the relationship between the hours incurred to date versus the total estimated hours to complete (an input method). The resulting percentage complete is used to determine the percentage of revenue of the contract to be recognized. We do not use the output method because it is difficult to establish and reasonably estimate outputs. We believe that the input method is better in our case because we have a history of accurate estimates, we update estimates frequently (at least quarterly), we regularly monitor and recognize variances, and we have the ability to track costs. Losses on fixed price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceed the total fixed price of the contract.

Our service elements are not essential to the functionality of our software and are accounted for separately as evidenced by the following:

•	Services provided together with our products do not include significant customizations to the features or functionality of the software.

•	Complex interfaces are not necessary for the software to function in the customer’s environment.

•	The timing of the payment for the software does not coincide with the performance of the services.

•	Customer payment for the license is not dependent upon milestones or customer acceptance.

•	These services are available from other vendors.

•	These services do not carry significant degrees of risk or unique acceptance criteria.

•	We are experienced providers of the services.

We have not historically entered into multiple element arrangements in which the services were considered essential to the functionality of the software.

Support and Hosting Revenues - We recognize support revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract support period, typically one year. The amount of support revenue invoiced but not yet recognized is recorded as unearned revenue in the accompanying consolidated balance sheets.

Certain of our customers purchase our hosting services. A customer must generally purchase a perpetual license for our product before a customer can utilize our hosting services. Our hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period and either host the product internally or contract with a third party vendor. The customer has the right to choose not to renew their hosting arrangement with us upon its expiration and deploy the software internally or contract with another party unrelated to us to host the software. For the vast majority of our hosted products, the customer could self-host and any penalties to do so are not material as defined in EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and the arrangement is accounted for under SOP 97-2. We account for the license element according to the residual method provided by SOP 98-9 upon delivery of the license element to the customer. We recognize the portion of the arrangement fee allocated to the hosting element ratably over the term of the arrangement.

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

In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we evaluate sales through our resellers and sales of third party products on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis.

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

Income Taxes

We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2005 and 2004, we had approximately $4.0 million and $4.4 million, respectively, in deferred tax assets, net of valuation allowances.

Management evaluates the realizability of our deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. Positive evidence supporting the realizability of our deferred tax assets includes: our strong earnings history prior to operating losses realized in 2001, the ability to carry back losses to prior years, positive results in recent years, projections of future taxable income in 2006 and beyond, the existence of significantly appreciated net assets and the availability of prudent and feasible tax planning strategies to accelerate taxable amounts. Our pre-tax operating loss in 2001 represents negative evidence with respect to the realizability of our deferred tax assets. However, this loss included infrequent litigation settlements, non-taxable goodwill amortization and impairment charges, and losses, which are not expected to recur, related to our investment in the e-commerce market.

In order to realize the majority of our deferred tax assets, we will need to generate future federal taxable income of approximately $8.0 million prior to the expiration of the net operating loss and tax credit carryforwards commencing in 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.

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

The above is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are in Item 8 of this Annual Report on Form 10-K which contain a summary of significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in this Annual Report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

The principal market risk to which we are exposed that may adversely impact results of operations and financial position is fluctuations in foreign exchange rates.

Fluctuations in Foreign Exchange Rates. We have sales offices located throughout the world, and approximately 39% of our revenues were generated outside of the United States in the year ended December 31, 2005. Significant revenues (i.e., greater than 5% of total revenues) were derived in France (approximately 10%) and the Netherlands (approximately 5%), with the balance derived primarily from ten other countries (Argentina, Brazil, Chile, China, Germany, Italy, Mexico, Singapore, United Kingdom and Uruguay) in which we maintain subsidiary or branch operations.

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

Our foreign subsidiaries use their respective local currencies as their functional currency. At any point in time, our foreign operations hold financial assets and liabilities that are denominated in the local currency. These financial assets and liabilities consist primarily of cash, short-term investments, third party and intercompany receivables and payables. At December 31, 2005, cash and short-term investments denominated in foreign currencies was approximately $10.9 million. As a result we are exposed to movements in foreign currency exchange rates in foreign countries. Historically, exchange rate exposure has been minimal; however, management is evaluating alternatives to reduce the risk associated with fluctuations in the value of the U.S. dollar in the foreign exchange markets.

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

As of December 31, 2005, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $1.3 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2005 exchange rates and the assumed rates. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

ITEM 8. Financial Statements and Supplementary Data.

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for assessing the effectiveness of our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting is supported by written policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, and not absolute, assurance that the objectives of the control system are met and may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO Seidman LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. BDO Seidman LLP issued an audit report thereon, which is included at Item 8(b) of this Annual Report on Form 10-K.

(b) Report of Independent Registered Public Accounting Firm

Datastream Systems, Inc.

Greenville, South Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Datastream Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Datastream Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Datstream Systems, Inc. as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated February 27, 2006 expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP

Charlotte, North Carolina

February 27, 2006

(c) Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Datastream Systems, Inc.

Greenville, SC 29605

We have audited the accompanying consolidated balance sheet of Datastream Systems, Inc. as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. at December 31, 2005, and the results of its operations and its cash flows for the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Datastream Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Charlotte, North Carolina

February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Datastream Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Datastream Systems, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastream Systems, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Datastream Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005, not included herein, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Greenville, South Carolina

September 12, 2005

Datastream Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands, except par value)	2005	2004
Current assets:
Cash and cash equivalents	$57,875	$32,862
Short term investments	190	17,123
Accounts receivable, net of allowance for doubtful accounts of $362 and $610 at December 31, 2005 and 2004, respectively	20,300	19,594
Unbilled revenue	1,286	1,071
Income tax receivable	—	388
Prepaid expenses	1,174	1,266
Deferred income taxes	812	2,014
Other assets	1,255	1,540

Total current assets	82,892	75,858
Investment	—	537
Property and equipment, net	10,142	11,407
Deferred income taxes	3,201	2,354
Other assets	—	8

Total assets	$96,235	$90,164

Current liabilities:
Accounts payable	$5,201	$5,247
Income taxes payable	739	—
Other accrued liabilities	8,022	7,539
Unearned revenue	20,721	20,728

Total current liabilities	34,683	33,514

Total liabilities	34,683	33,514

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 21,732,439 shares issued at December 31, 2005 and 21,590,939 shares issued at December 31, 2004	217	216
Additional paid-in capital	91,232	90,556
Accumulated deficit	(14,279)	(19,676)
Accumulated other comprehensive loss	(3,462)	(2,290)
Treasury stock, 1,729,200 shares at December 31, 2005 and 2004, at cost	(12,156)	(12,156)

Net stockholders’ equity	61,552	56,650

Total liabilities and stockholders’ equity	$96,235	$90,164

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2005, 2004, and 2003

(In thousands except net income per share)	2005	2004	2003
Revenues:
Software product	$28,890	$26,384	$25,074
Services and support	72,730	68,007	65,587

Total revenues	101,620	94,391	90,661
Cost of revenues:
Cost of software product revenues	1,758	1,305	1,545
Cost of services and support revenues	31,143	29,369	29,227

Total cost of revenues	32,901	30,674	30,772

Gross profit	68,719	63,717	59,889
Operating expenses:
Sales and marketing	30,339	29,017	29,696
Product development	13,795	13,979	12,421
General and administrative	17,084	15,096	11,135

Total operating expenses	61,218	58,092	53,252

Operating income	7,501	5,625	6,637
Other income:
Interest income	1,178	567	452
Other income (expense), net	(454)	82	(1,428)

Total other income (expense)	724	649	(976)

Income before income taxes	8,225	6,274	5,661
Income tax expense	2,828	2,302	1,970

Net income	$5,397	$3,972	$3,691

Basic net income per share	$0.27	$0.20	$0.18

Diluted net income per share	$0.27	$0.20	$0.18

Basic weighted average number of common shares outstanding	19,969	20,001	20,136

Diluted weighted average number of common shares outstanding	20,245	20,223	20,419

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2005, 2004, and 2003

(In thousands except shares)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	21,090,200	$211	$87,197	$(27,339)	$(3,999)	1,028,600	$(7,226)	$48,844
Comprehensive income
Net income	—	—	—	3,691	—	—	—	3,691
Foreign currency translation adjustment	—	—	—	—	904	—	—	904

Total comprehensive income								4,595

Exercise of stock options	331,392	3	2,063	—	—	—	—	2,066
Tax benefit of options exercised	—	—	237	—	—	—	—	237
Stock issued for Employee Stock Purchase Plan	32,319	1	178	—	—	—	—	179
Acquisition of treasury shares	—	—	—	—	—	218,100	(1,437)	(1,437)

Balance at December 31, 2003	21,453,911	215	89,675	(23,648)	(3,095)	1,246,700	(8,663)	54,484

Comprehensive income
Net income	—	—	—	3,972	—	—	—	3,972
Foreign currency translation adjustment	—	—	—	—	805	—	—	805

Total comprehensive income								4,777

Exercise of stock options	118,910	1	685	—	—	—	—	686
Tax benefit of options exercised		—	85	—	—	—	—	85
Stock issued for Employee Stock Purchase Plan	18,118	—	111	—	—	—	—	111
Acquisition of treasury shares	—	—	—	—	—	482,500	(3,493)	(3,493)

Balance at December 31, 2004	21,590,939	216	90,556	(19,676)	(2,290)	1,729,200	(12,156)	56,650

Comprehensive income
Net income	—	—	—	5,397	—	—	—	5,397
Foreign currency translation adjustment	—	—	—	—	(1,172)	—	—	(1,172)

Total comprehensive income								4,225

Exercise of stock options	126,127 1	1	507	—	—	—	—	508
Tax benefit of options exercised	—	—	35	—	—	—	—	35
Stock issued for Employee Stock Purchase Plan	15,373	—	87	—	—	—	—	87
Stock option acceleration	—	—	47	—	—	—	—	47

Balance at December 31, 2005	21,732,439	$217	$91,232	$(14,279)	$(3,462)	1,729,200	$(12,156)	$61,552

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$5,397	$3,972	$3,691
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of property and equipment	45	26	81
Depreciation	3,116	3,118	3,304
Amortization	8	96	80
Change in allowances for doubtful accounts	(248)	(137)	(721)
Deferred income taxes	355	1,194	988
Loss on write-down of investment, net	537	—	1,527
Charge for acceleration of stock options	47	—	—
Tax benefit of options exercised	35	85	237
Changes in operating assets and liabilities:
Accounts receivable	(458)	(1,788)	1,096
Unbilled revenue	(215)	80	996
Prepaid expenses	92	66	(298)
Income taxes receivable/payable	1,127	144	64
Other assets	285	(97)	(453)
Accounts payable	(46)	1,871	463
Other accrued liabilities	483	(873)	(848)
Unearned revenue	(7)	2,428	2,343

Net cash provided by operating activities	10,553	10,185	12,550

Cash flows from investing activities:
Purchases of short-term investments	(40,359)	(6,911)	(5,057)
Proceeds from the sale of short-term investments	57,292	—	4,400
Additions to property and equipment	(1,896)	(3,311)	(3,927)
Purchase of additional shares in investment	—	(35)	(29)

Net cash provided by (used in) investing activities	15,037	(10,257)	(4,613)

Cash flows from financing activities:
Proceeds from exercise of stock options	508	686	2,066
Proceeds from issuances of shares under employee stock purchase plan	87	111	179
Cash paid to acquire treasury stock	—	(3,493)	(1,437)

Net cash provided by (used in) financing activities	595	(2,696)	808

Foreign currency translation adjustment	(1,172)	805	904

Net increase (decrease) in cash and cash equivalents	25,013	(1,963)	9,649
Cash and cash equivalents at beginning of year	32,862	34,825	25,176

Cash and cash equivalents at end of year	$57,875	$32,862	$34,825

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,344	$940	$1,246

See accompanying notes to consolidated financial statements.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Datastream Systems, Inc. and Subsidiaries (the “Company” or “Datastream”) provides asset performance management software and services to enterprises worldwide, including approximately 60 percent of the Fortune 500. Datastream’s solutions combine asset management functionality with advanced analytics to deliver a platform for optimizing enterprise asset performance.

Datastream was founded in 1986. In addition to its U.S. operations, the Company has offices in Argentina, Brazil, Chile, China, France, Germany, Italy, Mexico, The Netherlands, Singapore, and the United Kingdom.

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

The Company accounts for multiple element arrangements by allocating the total contract fee to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of each element of the arrangement with the exception of the license element. The license element is accounted for according to the residual method provided by SOP 98-9—Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). VSOE is determined for all undelivered elements, including services and post contract support and hosting. If any undelivered element does not have VSOE then all revenue from the arrangement is deferred until sufficient evidence exists or until all elements of the arrangement have been delivered.

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

Professional Services – The professional service offerings are primarily related to providing installation, implementation, integration, training and project management services. These services are sold principally on a time and materials basis or in limited cases at a fixed price. Time and material projects are distinguished from fixed price agreements in that the price of the services is quoted based on days incurred on the project or some other measure of time such as hours, weeks or months. A fixed price service contract is defined as any contract entered into for a pre-determined total price regardless of the number of days actually needed to complete the project. Time and material service revenue is recognized as the services are performed. Fixed price services are recognized based on the proportional performance method. The measure of performance is based on the relationship between the hours incurred to date versus the total estimated hours to complete (an input method). The resulting percentage complete is used to determine the percentage of revenue of the contract to be recognized. The output method is not used because it is difficult to establish and reasonably estimate outputs. The Company believes that the input method is better because of a history of accurate estimates. Estimates are

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

updated frequently (at least quarterly), variances regularly monitored and recognized, and the Company has the ability to track costs. Losses on fixed price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceed the total fixed price of the contract.

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

The Company infrequently enters into any multiple element arrangements in which the services were considered essential to the functionality of the software.

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

Reseller Arrangements - The majority of sales through resellers are generated from our European, Asian and Latin American operations. Revenue from resellers is recognized on the accrual basis only if financial stability of the reseller can be determined, payment is not contingent on end user payment to the reseller, and other criteria of SOP 97-2 are met. If financial stability cannot be determined and properly documented or if payment from the distributor is contingent, then revenue is recognized upon cash receipt.

In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company evaluates sales through its resellers and sales of third party products on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis.

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

Guarantees - The Company accounts for guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2005 or 2004.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e)	Short-Term Investments

Short-term investments at December 31, 2005 consisted of foreign issued debt securities. Short-term investments at December 31, 2004 consisted of auction-rate securities. The interest rates on auction-rate securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but the securities have longer stated maturities, ranging from 2032 to 2043. Investments with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments are classified as available for-sale. Due to the frequent market interest rate reset, changes in the fair value are insignificant.

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

December 31, 2005, 2004, and 2003

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

A decline in the value of any investment below its carrying value that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company did not earn dividend or interest income on its investment in the years ended December 31, 2005, 2004 or 2003. See Note 2 to the Consolidated Financial Statements in this Annual Report.

(i)	Property, Equipment and Internally Developed Software

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting and using the accelerated and modified accelerated cost recovery systems for income tax reporting purposes. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives.

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalized approximately $0.3 million and $0.1 million in costs related to the development of internal use software for its website, enterprise resource planning system, and systems management applications during the years ended December 31, 2005 and 2004, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life of three years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

The estimated useful lives generally assigned are as follows:

Building and improvements	12 to 39 Years
Computer equipment	2 to 5 Years
Furniture and fixtures	3 to 5 Years
Internally developed software	3 Years

(j)	Research & Development Costs

Research and development expenses include payroll, employee benefits and other employee-related costs associated with product development. We have determined that technological feasibility for our software products is reached shortly before the products are generally released. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred. During the years ended December 31, 2005, 2004 and 2003, total costs incurred and expensed for software development activities were approximately $13,795,000, $13,979,000, and $12,421,000, respectively.

(k)	Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(In thousands except net income per share)	2005	2004	2003
Net income as reported	$5,397	$3,972	$3,691
Add: stock-based employee compensation expense included in reported net income, net of tax	31	—	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(1,369)	(1,661)	(1,848)

Pro forma net income	$4,059	$2,311	$1,843

Basic net income per share:
As reported	$0.27	$0.20	$0.18

Pro forma	$0.20	$0.12	$0.09

Diluted net income per share:
As reported	$0.27	$0.20	$0.18

Pro forma	$0.20	$0.11	$0.09

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in the Company’s option grants or employee stock purchase plan rights. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price.

The assumptions used to value the option grants and the employee stock purchase plan were as follows:

	2005	2004	2003
Employee Plans:
Expected life of options (in years)	4.17	4.36 - 4.46	4.54 - 4.65
Volatility	61.83 - 65.49%	85.16 - 88.52%	89.54 - 92.70%
Risk free interest rate—options	2.88 - 4.23%	2.60 - 3.49%	2.82 - 3.13%
Dividend yield	0%	0%	0%
Director Plan:
Expected life of options (in years)	4.17	4.36 - 4.46	4.63 - 8.78
Volatility	61.83%	85.16 - 88.52%	91.32 - 92.24%
Risk free interest rate—options	3.58%	2.60 - 3.49%	2.99 -3.55%
Dividend yield	0%	0%	0%

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(l)	Income Taxes

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

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Remeasurement gains and losses for transactions which are denominated in a currency other than a foreign subsidiary’s local currency are recognized in the consolidated statements of income. The Company recorded net remeasurement losses of approximately $73,000 and $506,000 the years ended December 31, 2005 and 2004, respectively, and a net remeasurement gain of approximately $248,000 in the year ended December 31, 2003.

Translation of the foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Loss.”

(o)	Total Comprehensive Income

Total comprehensive income consists of net income and net unrealized foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

(p)	Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was approximately $1,638,000, $1,393,000, and $1,697,000 in 2005, 2004 and 2003, respectively.

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

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(r)	Contingencies

The Company evaluates whether or not a contingency exists in accordance with Financial Accounting Standard (FAS) 5, Accounting for Contingencies. An estimated loss from a loss contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If no accrual is made for a loss contingency because the loss has not been deemed probable or the amount cannot be reasonably estimated then disclosure of the contingency is made when there is at least a reasonable possibility that a material loss may have been incurred. Estimated gains from gain contingencies are not recorded until realized; however, disclosure of the event leading to the potential gain contingency may be required.

(s)	Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no impact on stockholders’ equity or net income as previously reported.

(t)	Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flow.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flow.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The company was required to adopt the provisions of FIN 47 by December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options,

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

using a fair-value based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1(k) above for the pro forma net income and pro forma net income per share amounts for years 2003 through 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the requirements under SFAS 123R and does not expect the adoption to have a significant impact on the Company’s consolidated statements of income and net income per share. The Company accelerated vesting of outstanding options in anticipation of this requirement. See Note 8 to the Consolidated Financial Statements in this Annual Report.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The adoption of this Staff Position did not have a material impact on the Company’s results of operations, financial position or cash flow.

(2)	Investment Security

The Company’s single cost method investment consisted of an investment in a privately owned company. In 2003, the investment was evaluated for impairment based on a notice received that it intended to obtain additional financing. Datastream concluded that the financing would be dilutive to ownership at an implied valuation below the $2.0 million carrying value. Accordingly, Datastream decreased its long-term investment to its estimated fair market value from $2.0 million to $0.5 million and recorded a charge of approximately $1.5 million through other income (expense), net. Based on the degree of ownership dilution and future prospects, the Company considered the impairment to be other than temporary. During 2004, the Company made an additional investment of approximately $35,000 in order to avoid material dilution to its ownership position.

The investment was evaluated for impairment at December 31, 2005 in accordance with the Company’s policy of annual review. The Company concluded that the investment lacked liquidity and would require additional financing that would fully dilute its ownership position. Accordingly, Datastream recorded a charge of approximately $0.5 million through other income (expense), net. Based on the change in management, poor operating results and lackluster future prospects, the Company considered the impairment to be other than temporary.

(3)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

At December 31, 2005 and 2004, the carrying value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximated their fair values, based upon the short maturities of these instruments.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(4)	Property and Equipment, net

Property and equipment, net consisted of the following at December 31:

(In thousands)	2005	2004
Land	$504	$511
Building	10,132	10,272
Computer equipment and software	11,805	10,851
Internally developed software	1,784	1,500
Furniture and fixtures	2,035	2,145

	26,260	25,279
Accumulated depreciation	(16,118)	(13,872)

	$10,142	$11,407

(5)	Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

(In thousands)	2005	2004
Accrued salaries, bonuses and commission	$3,377	$3,045
Value added tax	1,332	1,646
Other accrued liabilities	3,313	2,848

	$8,022	$7,539

(6)	Income Taxes

The components of income before income taxes consist of the following, for the years ended December 31:

(In thousands)	2005	2004	2003
Domestic	$6,573	$5,245	$4,782
Foreign	1,652	1,029	879

	$8,225	$6,274	$5,661

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Income tax expense for the years ended December 31 is as follows:

(In thousands)
	Current	Deferred	Total
2005:
Federal	$1,529	$924	$2,453
State	64	(44)	20
Foreign	880	(525)	355

	$2,473	$355	$2,828

2004:
Federal	$724	$457	$1,181
State	79	192	271
Foreign	305	545	850

	$1,108	$1,194	$2,302

2003:
Federal	$64	$1,439	$1,503
State	125	426	551
Foreign	794	(878)	(84)

	$983	$987	$1,970

During the period 2003 to 2005, various individuals exercised certain nonqualified and incentive stock options granted by the Company. The exercise of these stock options or the subsequent disqualified disposition of the underlying stock of the Company generated income tax deductions and related income tax benefits for the Company that are recorded directly to additional paid-in capital in accordance with APB Opinion No. 25. Such amounts were approximately $35,000, $85,000, and $237,000, for 2005, 2004 and 2003, respectively.

Income tax expense differed from the amounts computed by applying the federal income tax rate of 34 percent for 2005 and 35 percent for 2004 and 2003 as a result of the following:

(In thousands)	2005	2004	2003
Computed “expected” tax expense (1)	$2,796	$2,196	$1,981
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefits	277	151	367
Research and development credit	(226)	(150)	(177)
Valuation allowance	150	680	(1,611)
Tax effect of international activities	(123)	(393)	972
Domestic production deduction	(51)	—	—
Extraterritorial income expense	(466)	(153)	—
Adjustments to deferred tax asset, net of adjustments to related valuation allowances	(79)	—	—
Increase (decrease) in expense related to uncertain tax positions	167	8	342
Transaction costs	264	—	—
Other, net	119	(37)	96

Actual tax expense	$2,828	$2,302	$1,970

(1)	The federal income tax rate of 34 percent is considered applicable for 2005 based on estimates made during 2005 of current and future taxable incomes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In thousands)	2005	2004
Deferred tax assets:
Net operating loss and tax credit carryforwards	$8,198	$6,098
Accrued expenses and allowances	1,380	964

Total gross deferred tax assets	9,578	7,062
Less valuation allowance	(5,020)	(1,751)
Deferred tax liability
Differences in book and tax depreciation of property and equipment	(545)	(943)

Net deferred tax assets	$4,013	$4,368

Net deferred tax assets comprises current and non-current elements, which include U.S. and foreign amounts, as follows:

(In thousands)	2005	2004
Deferred income taxes, net, current
United States	$648	$1,945
Foreign	164	69

	812	2,014
Deferred income taxes, net, non-current
United States	2,211	1,792
Foreign	990	562

	3,201	2,354

Net deferred tax assets	$4,013	$4,368

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

The valuation allowances for deferred tax assets at December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Net operating loss carryforwards of foreign subsidiaries	$3,402	$1,613
Net operating loss carryforwards and tax credits, U.S.	1,618	138

	$5,020	$1,751

The net change in the valuation allowance for deferred income tax assets for the years ended December 31, 2005, December 31, 2004, and December 31, 2003 was an increase of approximately $3,269,000, an increase of approximately $680,000, and a decrease of approximately $1,611,000, respectively. Of the increase in the valuation allowance for 2005, approximately $3,119,000 is related to increases to the Company’s deferred tax assets of approximately $3,198,000. As these increases are substantially offset by increases in related valuation allowances, the result is a net impact of $79,000.

The Company increased the value of its gross deferred tax assets primarily due to additional foreign net operating loss carryforwards resulting from the completion of a tax audit in 2005, and to an upward revision to the value of certain state tax credits. As noted above, these increases are substantially offset by increases in related valuation allowances.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The Company’s deferred tax asset for net operating losses and tax credit carryforwards are as follows:

(In thousands)	2005	2004
U.S. research and development credits	$768	$1,770
U.S. foreign tax credit	214	338
U.S. alternative minimum tax credit	610	515
State net operating loss carryforwards	533	1,181
State tax credits	1,826	127
Foreign net operating loss carryforwards and tax credits	4,247	2,167

Total net operating losses and tax credit carryforwards	$8,198	$6,098

The majority of the U.S. credits expire in varying amounts beginning in 2020, while the majority of the state tax credits and net operating loss carryforwards expire between 2013 and 2016. The foreign net operating loss carryforwards have no expiration date. There is a greater likelihood of not realizing the full future tax benefits of these tax credits and net operating loss carryforwards and accordingly, the Company has recorded valuation allowances related to the deferred tax assets.

In order to realize the U.S. federal deferred tax assets, the Company will need to generate future taxable income of approximately $8.0 million prior to the expiration of the federal tax credits. The Company will need to generate future taxable income of approximately $17.0 million prior to the expiration of the state net operating loss carryforwards in order to realize the benefit of this asset. The Company will need to generate future taxable income of approximately $233.0 million prior to the expiration of the state tax credits in order to realize the benefit of this asset.

Federal taxable income in the United States for the year ended December 31, 2005 was approximately $7.4 million and for the year ended December 31, 2004 was approximately $4.4 million.

As of December 31, 2005, the Company has approximately $4.5 million of unremitted foreign earnings, which are deemed to be permanently invested.

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

The Company’s contributions to the Plan totaled approximately $616,000, $600,000, and $365,000 in 2005, 2004 and 2003, respectively.

(8)	Stock Compensation Plans

The Company has several stock compensation plans. The plans are described below.

Options granted under the 1995 Stock Option Plan (“the 1995 Plan”) vest incrementally over a period of one to three years and expire either five or ten years from the date of grant, depending on the terms of the option agreement. Options under the 1995 Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Options granted pursuant to the Datastream Systems, Inc. 1997 European Stock Option Plan (“ the EU Plan”) have varying vesting periods up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the option agreement. Options granted under the EU Plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

Options granted under the Datastream Systems, Inc. 1998 Stock Option Plan (“the 1998 Plan”) vest incrementally over a period of one to five years and expire either five or ten years from the date of grant, depending on the terms of the option agreement. Options under the 1998 Plan are granted with an exercise price at least equal to the fair market value of the underlying shares at the grant date. Incentive options granted to a participant who is an over 10% owner are not granted at less than 110% of the fair market value of the underlying shares at the grant date.

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

Acceleration of Unvested Options

On December 30, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of unvested stock options held by active employees of the Company or its affiliates for all of the aforementioned stock option plans (collectively, the “Stock Option Plans”).

As a result, a total of 1,081,698 options to purchase common stock of the Company, which otherwise would have vested from time to time at future dates, became fully vested and immediately exercisable as of December 30, 2005. The accelerated options have exercise prices ranging from $5.97 to $10.50 and a weighted average exercise price of $7.28. The total number of accelerated options includes 509,999 options held by executive officers of the Company, with exercise prices ranging from $5.97 to $10.50 and a weighted average exercise price of $7.18.

The primary purpose of accelerating the vesting of these options was to eliminate the recognition of non-cash compensation expense associated with these options that the Company would have been required to recognize in its future consolidated statements of income upon its adoption of SFAS 123R. SFAS 123R will generally require that the fair value of all share-based payments to employees, including stock option awards, be recognized as compensation expense in the Company’s statements of income. The Company is required to adopt the expense recognition provisions of SFAS 123R effective January 1, 2006.

In order to limit the personal benefit to the option holders of fully vesting their stock options, the Compensation Committee of the Board of Directors imposed restrictions on the sale or transfer of the shares received by an option holder upon the exercise of an accelerated option until the date on which such option would have vested and become exercisable, without giving effect to such acceleration.

A non-cash compensation charge of approximately $47,000 (pre-tax) was recognized as a result of the accelerated vesting related to the intrinsic value, on the acceleration date, of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of one-time events that are not expected to recur and whether options were held by executive officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

As of December 31, 2005, there were 1,160,861 options available for grant under the Stock Option Plans. A summary of activity in the aforementioned Stock Option Plans during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:
Balance at December 31, 2002	3,884,717	$7.87

Granted	878,350	9.62
Exercised	(331,392)	6.23
Forfeited	(477,387)	8.48

Balance at December 31, 2003	3,954,288	$8.32

Granted	672,500	6.67
Exercised	(97,910)	5.86
Forfeited	(723,146)	9.15

Balance at December 31, 2004	3,805,732	$7.93

Granted	427,500	6.63
Exercised	(117,127)	4.05
Forfeited	(203,584)	8.91

Balance at December 31, 2005	3,912,521	$7.85

The following table summarizes information about stock options outstanding under the plans noted above at December 31, 2005:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
2.28 – 4.55	370,279	5.4	370,279	$2.84
4.55 – 6.83	833,407	8.3	833,407	6.15
6.83 – 9.10	1,556,841	5.1	1,556,841	7.81
9.10 – 11.38	976,258	6.1	976,258	10.37
11.38 – 13.65	146,853	4.1	146,853	12.13
13.65 – 15.93	12,383	1.7	12,383	14.65
15.93 – 18.20	14,000	4.1	14,000	17.81
18.20 – 20.48	2,500	4.1	2,500	18.50

	3,912,521	6.0	3,912,521	$7.85

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Stock Option Plan for Directors

Under the Directors’ Plan, which expired on February 7, 2005, eligible directors receive options to purchase, at the fair market value of a share on the date of grant, (i) 15,000 shares of Common Stock upon the commencement of their service as a director and (ii) 10,000 shares of Common Stock annually as of the first business day of each fiscal year.

A summary of activity in the Directors’ Plan during the periods indicated are as follows:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding:
Balance at December 31, 2002	76,000	$9.15

Granted	25,000	6.63

Balance at December 31, 2003	101,000	$8.52

Granted	44,000	7.47
Exercised	(21,000)	5.25
Forfeited	(17,000)	11.30

Balance at December 31, 2004	107,000	$8.29

Granted	50,000	6.74
Exercised	(9,000)	3.75
Forfeited	—	—

Balance at December 31, 2005	148,000	$8.04

The following table summarizes information about stock options outstanding under the Director’s Plan at December 31, 2005:

	Options Outstanding		Options exercisable
Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted - Average Exercise Price
4.55 – 6.83	86,000	8.5	86,000	6.66
6.83 – 9.10	42,000	7.0	42,000	8.32
9.10 – 11.38	12,000	2.5	12,000	9.71
13.65 – 15.93	4,000	2.0	4,000	15.25
20.48 – 22.75	4,000	4.0	4,000	22.75

	148,000	7.3	148,000	$8.04

On December 30, 2005, the Compensation Committee of the Board of Directors of the Company approved the award of an annual lump sum fee in the amount of $20,000 (the “Annual Fee”) for service as a non-employee director of the Company, to be paid annually on or about the first business day of January, and effective in 2006. The Annual Fee is paid in addition to the annual retainer fees and attendance fees already in place for service to the Company as a non-employee director. The Annual Fee is intended to replace the previous annual grant of stock options to non-employee directors pursuant to the Amended and Restated Stock Option Plan for Directors that was established in 1995 and that expired in 2005.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Warrants

In connection with entering into a software development and licensing agreement, Datastream issued a warrant during the first quarter of 2002 to purchase up to 50,000 shares of common stock of the Company. The warrant was exercisable on the date of issuance and remained exercisable for three years from the date of issuance. The exercise price per share was $6.95, which was the market price of the Company’s common stock on the date of issuance of the warrant. The warrant agreement allowed for net share settlement at the option of the warrant holder and provided “piggy back” registration rights for the underlying common stock. The warrant was not exercised and expired on February 13, 2005. On the date of issuance the Company recorded the fair value of the warrant as a credit to Additional Paid-In Capital and a debit to other assets. The Company recorded amortization of the asset as a reduction of revenue over the three years the warrant was exercisable.

Employee Stock Purchase Plan

The Purchase Plan permits eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of common stock at 85% of the fair market value of a share on either the date the right is granted (the first day of each semi-annual period) or the date it is exercised (the last day of such period), whichever is lower. The Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors and the Company’s stockholders have reserved 400,000 shares of common stock for future issuance pursuant to the Purchase Plan. Under the Plan, the Company sold 15,373, 18,118, and 32,319 shares in 2005, 2004 and 2003, respectively. The Purchase Plan was suspended January 4, 2006.

(9)	Leases

The Company leases office space, automobiles and equipment under agreements which have been classified as operating leases for financial reporting purposes. At December 31, 2005, the approximate future minimum lease payments under noncancelable operating leases that expire at various future dates are as follows:

(In thousands)
2006	$1,509
2007	1,092
2008	199
2009	102
2010	85
Thereafter	252

$3,239

Rent expense for the years ended December 31, 2005, 2004 and 2003, was approximately $2,013,000, $2,139,000 and $2,255,000, respectively.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(10)	Segment and Geographic Information

The Company has identified one business segment for reporting purposes, Asset Performance Management. The Company manages the Asset Performance Management business over geographical regions. The principal areas of operation include the United States and Canada, Europe, Latin America and Asia. Financial information concerning the Company’s operations in different geographical regions is as follows:

(In thousands)	United States and Canada	Europe	Latin America	Asia	Total
2005:
Product	$19,541	$5,423	$1,607	$2,319	$28,890
Professional services and support	45,712	17,965	4,570	4,483	72,730

Total revenues	65,253	23,388	6,177	6,802	101,620
Operating income	5,954	875	332	340	7,501
Total assets	73,323	15,925	3,947	3,040	96,235

2004:
Product	$15,334	$7,360	$1,982	$1,708	$26,384
Professional services and support	41,444	18,376	4,234	3,953	68,007

Total revenues	56,778	25,736	6,216	5,661	94,391
Operating income	4,873	515	124	113	5,625
Total assets	63,717	17,727	3,703	5,017	90,164

2003:
Product	$15,537	$6,232	$1,883	$1,422	$25,074
Professional services and support	41,602	15,577	4,153	4,255	65,587

Total revenues	57,139	21,809	6,036	5,677	90,661
Operating income	5,967	436	121	113	6,637
Total assets	59,888	15,221	3,789	5,673	84,571

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

In accordance with section 482 of the U.S. Internal Revenue Code and the regulations thereunder, the Company engaged a third party in 2003 to determine a new arm’s length pricing method to apply to the foreign affiliates. The objective measures of profitability used in the CPM Method are commonly used by companies in the software/hardware distribution business all over the world. The result was a change from an intercompany charge for the licensing of the software to a set profitability margin based on comparable company profits.

The impact of these changes on operating income in 2003 was a decrease in North American operating income of approximately $1,145,000 and an increase in operating income of approximately $197,000, $567,000 and $381,000 in Europe, Latin America and Asia, respectively.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

During 2005, the Company, while retaining the CPM Method, consistent with the results of its review of comparable company profits, reduced the intercompany charge for the licensing of software.

The impact of this reduction in the intercompany charge on operating income in 2005 was a decrease in North American operating income of approximately $714,000 and an increase in operating income of approximately $452,000, $125,000 and $137,000 in Europe, Latin America and Asia, respectively.

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

(In thousands except per share data)	Income (loss)	Shares	Per Share Amount
2005:
Basic income per share	$5,397	19,969	$0.27

Effect of dilutive securities:
stock options	—	276

Diluted income per share	$5,397	20,245	$0.27

2004:
Basic income per share	$3,972	20,001	$0.20

Effect of dilutive securities:
stock options	—	222

Diluted income per share	$3,972	20,223	$0.20

2003:
Basic income per share	$3,691	20,136	$0.18

Effect of dilutive securities:
stock options	—	283

Diluted income per share	$3,691	20,419	$0.18

Antidilutive shares totaling approximately 2,369,000, 2,718,000 and 2,648,000 were excluded from the diluted net income per share calculations for the years ended December 31, 2005, 2004 and 2003, respectively.

(12)	Commitments and Contingencies

The Company is occasionally involved in claims arising out of its operations in the normal course of business. The ultimate liability on such claims in excess of applicable insurance is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s operations, financial condition or cash flows.

Datastream Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(13)	Subsequent Event

On January 4, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with wholly owned subsidiaries of Infor Global Solutions AG (“Infor”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein:

•	An indirect wholly owned subsidiary of Infor will merge with and into the Company, and the Company will become an indirect wholly owned subsidiary of Infor; and

•	Upon consummation of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (as defined in the Merger Agreement), other than shares held by stockholders who have properly perfected their appraisal rights and by the Company or Infor’s subsidiaries, will be converted into the right to receive $10.26 in cash, without interest or dividends and less any applicable withholding taxes.

Furthermore, at the effective time of the merger, each holder of an outstanding stock option to acquire the Company’s common stock will, in settlement thereof, receive for each share subject to each such option that is vested and exercisable as of the effective time, an amount in cash equal to the difference between $10.26 and the per share exercise price of such option, to the extent such difference is a positive number and subject to any applicable withholding taxes. Upon receipt of this consideration, each such option will be canceled.

After the merger, the Company’s common stock will cease to be quoted on the Pink Sheets Electronic Quotation System, and there will be no public market for the Company’s common stock. Following the merger, the Company also expects to deregister its shares of common stock with the SEC and to cease to be a public reporting company. Accordingly, the Company will no longer be required to file periodic and current reports with the SEC.

The consummation of the merger is subject to certain conditions contained in the Merger Agreement that if not waived, must have occurred or be true, including the adoption of the Merger Agreement by the Company’s stockholders. If those conditions have not occurred or are not true, either the Company or the Infor subsidiaries would not be obligated to effect the merger. The Merger Agreement contains certain termination rights for both the Company and the Infor subsidiaries, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of up to $6,500,000. The Merger Agreement also provides that in certain instances where the termination fee is not owed, the Company may be required to reimburse an Infor subsidiary for up to $3,000,000 of its transaction related expenses. The merger is expected to occur within five business days after all conditions specified in the Merger Agreement have been satisfied or waived, or April 14, 2006, whichever is later.

In connection with the execution of the Merger Agreement, certain of the Company’s executive officers entered into voting agreements on January 4, 2006, with the Infor subsidiaries, pursuant to which such executive officers agreed to vote their respective shares of the Company’s common stock in favor of the adoption of the Merger Agreement and, in the event they do not act in accordance with their obligations thereunder, granted the Infor subsidiaries a proxy to vote their shares at any stockholder meeting convened to consider the Merger Agreement.

Corporate, general, and administrative expenses for the year ended December 31, 2005 include approximately $1.0 million of costs incurred in connection with the process surrounding a potential business combination transaction that led to the Merger Agreement with Infor.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Because of its inherent limitations, a control system can provide only reasonable, and not absolute, assurance that the objectives of the control system are met and that all control issues within our company have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

We maintain a disclosure committee to assist the Chief Executive Officer and Chief Financial Officer in performing the evaluation discussed above. The members of this committee include our executive officers, senior members of our finance and accounting staff and our internal counsel.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the attestation report of BDO Seidman LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included under “Item 8. Financial and Supplementary Data.” of this Annual Report and are incorporated by reference into this Item 9A of the Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for changes implemented in the fourth fiscal quarter ended December 31, 2005, as noted below:

•	We have significantly increased the monitoring controls of our international locations by our corporate location including the review of all key account reconciliations and a secondary review of all technical accounting matters.

•	All key technical matters undergo secondary reviews to ensure the proper application of accounting literature including: 1) a secondary review of fixed price service revenue calculations, 2) the determination whether services provided on individual contracts were essential to the functionality of software arrangements, 3) a secondary review of all significant multiple element arrangements, and 4) the appropriateness of the calculations of vendor-specific objective evidence standards in accordance with Company policy.

•	We are engaged in on-going risk assessments including: 1) risk assessment of geographical financial results by management, 2) increased visits to international locations by management, and 3) assessments of potential risks by management during site visits at international locations to ensure all financial reporting risks are identified in a timely manner.

•	We have implemented procedures to formally document the collectibility of key customer accounts prior to recognizing revenue.

•	We have implemented proper procedures to review any new reseller arrangements in non-U.S. locations including a proper legal and accounting review prior to revenue recognition.

ITEM 9B. Other Information.

None.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant.

Directors

LARRY G. BLACKWELL

Age: 65

Dr. Blackwell, our founder, has served as Chairman of the Board and Chief Executive Officer from our inception in 1986. He also served as our President from our inception until January 2005. Prior to our founding, he was President of a subsidiary of Wisconsin Power & Light. He also co-founded and formerly served as Chairman of the Board of EDI Technology Companies, an environmental process engineering consulting company. Dr. Blackwell served four years as an officer in the Navy and holds a Bachelor of Science degree in Engineering from the University of Mississippi, a Master of Science degree from the Georgia Institute of Technology and a Ph.D. in Environmental Systems Engineering from Clemson University. Dr. Blackwell is a registered Professional Engineer in Illinois, Pennsylvania and South Carolina and has received numerous business and engineering honors, including Inc. magazine’s 1994 “Entrepreneur of the Year” for the State of South Carolina and Innovision Technology Awards’ 2002 Charles Townes Individual Achievement Award.

RICHARD T. BROCK

Age: 58

Mr. Brock has served as one of our directors since August 1993. In 1984, Mr. Brock founded the predecessor of Firstwave Technologies, Inc., a publicly held provider of sales and marketing automation software, for which he has served in various capacities, including Chief Executive Officer and President, since 1984. Mr. Brock currently serves as Chairman and Chief Executive Officer of Firstwave Technologies. He is also a founding partner of Brock Capital Partners, a privately-held venture capital fund. He also founded and formerly served as Chief Executive Officer of Management Control Systems, Inc. Mr. Brock is a nationally recognized developer, author and speaker on sales, marketing and service automation and business development strategy. Mr. Brock received a Bachelor of Science degree in Accounting from Spring Hill College and a Masters in Business Administration from Louisiana State University. He is also a Certified Public Accountant.

IRA D. COHEN

Age: 54

Mr. Cohen has been one of our directors since February 1995. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm he co-founded that focuses on mergers and acquisitions in the information technology industry. Mr. Cohen also co-founded Updata Software, Inc., and served as its Chief Financial Officer from 1986 to 1988. In addition, Mr. Cohen is a Principal with two related venture funds: Updata Venture Fund and Updata Partners III. Mr. Cohen is also a director of several privately held companies. He holds a Bachelor of Science degree in Accounting from City University of New York, Herbert H. Lehman College, and he is a registered Certified Public Accountant in New York and New Jersey.

ROBERT C. DAVIS

Age: 61

Mr. Davis has served as one of our directors since April 2003. He currently serves as Chairman of Capital Insights, LLC, a boutique venture capital firm, and has served in that capacity since 1998. He has also acted as a private tax and business consultant to various entities in Washington D.C., North Carolina and South Carolina since 1991. From 1977 to 1991, Mr. Davis served as the Partner-in-Charge of Tax Practice at KPMG Peat Marwick in Washington D.C., and from 1972 to 1977, he held the same position at KPMG Peat Marwick’s office in Greenville, South Carolina. From 1966 to 1972, Mr. Davis served as an Audit Staff Accountant and Tax Manager at KPMG Peat Marwick in Raleigh, North Carolina. Mr. Davis, a retired Certified Public Accountant, received a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill.

JAMES C. RYAN, JR.

Age: 67

Mr. Ryan has served as one of our directors since March 2004. Since January 1984 he has served as the President of Smoky Hill Corporation, a South Carolina based investment company, and from July 1981 until July 2001 he served as President of American Petroleum Management Corporation, a manager of international energy investment funds. Mr. Ryan is also the retired President and Chief Executive Officer of Evergreen Resources Inc. (EVG), a publicly traded energy company based in Denver, Colorado. Mr. Ryan served as the President and Chief Executive Officer of EVG until June 1995 and as a director of that company until 1996. Mr. Ryan received a Bachelor of Science degree from Williams College in Geology.

JAMES R. TALTON, JR.

Age: 63

Mr. Talton has served as one of our directors since March 2001. He currently serves as Chairman of the Board of Directors for Impact Design Build, Inc., a real estate development company, and has served in that capacity since January 2000. From July 1999 to January 2000, Mr. Talton served as a Vice President for Impact. Mr. Talton also serves as a director for Waste Industries USA Inc. and several privately held companies. From July 1986 until July 1999, Mr. Talton served as the Managing Partner of KPMG Peat Marwick’s Raleigh, North Carolina office. From October 1979 until June 1986, he served as Managing Partner of KPMG Peat Marwick’s Greenville, South Carolina office. Mr. Talton, a retired Certified Public Accountant, received a Bachelor of Science degree in Accounting from East Carolina University.

The Audit Committee. The Audit Committee appoints and oversees our independent registered public accounting firm, reviews and makes recommendations regarding the annual audit of our financial statements and assists the Board in overseeing our financial reporting process and internal accounting procedures and controls. The Audit Committee also establishes and maintains procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In 2005, the Audit Committee consisted of Messrs. Cohen (Chairman), Davis and Talton, and held 15 meetings. For 2006, the Audit Committee consists of Messrs. Cohen (Chairman), Davis and Talton. The Audit Committee operates under a written charter initially adopted June 9, 2000 and amended and restated on March 16, 2001, March 15, 2002 and March 2, 2004. A copy of the Audit Committee’s Amended and Restated Charter as of March 2, 2004 was attached to the Proxy Statement for the 2004 Annual Meeting of stockholders. All members of our Audit Committee in 2005 and 2006 met and meet the independence requirements for audit committee membership set forth in the Nasdaq Marketplace Rules and the rules of the SEC. The Board of Directors has determined that Messrs. Cohen, Talton and Davis are audit committee financial experts as that term is defined in the SEC rules.

Executive Officers

The Board of Directors undertook its annual review and designation of our executive officers for Section 16 and other corporate governance purposes. At such time, the Board of Directors identified Dr. Blackwell, C. Alex Estevez, Javier Buzzalino, John M. Sterling, III and Bradley T. Stevens as our executive officers. Our executive officers serve at the discretion of the Board of Directors. See “Directors,” above, for information about Dr. Blackwell.

C. ALEX ESTEVEZ

President, Chief Financial Officer and Secretary

Age: 35

Mr. Estevez was named our President in January 2005 and has served as our Chief Financial Officer and Secretary since April 1999. Prior to that time, he served as our Vice President of Corporate Development from June 1998 until April 1999 and as the Director of Planning from June 1997 to June 1998. Prior to joining us, Mr. Estevez worked in the investment banking technology group at Raymond James & Associates from September 1992 through June 1995, where he focused on technology-based mergers and acquisitions and equity offerings, including our initial public offering. Mr. Estevez holds an A.B. degree from Harvard College and received a Masters of Management in Finance and Strategy from the J.L. Kellogg Graduate School of Management, Northwestern University.

JAVIER BUZZALINO

Senior Vice President of Development

Age: 44

Mr. Buzzalino has served as our Senior Vice President of Development since March 2003. Prior to that time, he was Vice President of Product Development since May 2000 and Vice President of iProcure Development from January 2000 to May 2000. Prior to joining us, Mr. Buzzalino worked for Fluor Daniel, Inc., an engineering, procurement and construction corporation, where he served as Systems Manager from 1997 to 2000, Systems Architect from 1996 to 1997, and Senior Developer from 1991 to 1995. Mr. Buzzalino also served as Large Accounts Manager for IBM from 1987 to 1990 and as a Developer for First National Bank of Boston from 1986 to 1987. Mr. Buzzalino holds an advanced degree in Civil Engineering from the University of Buenos Aires and a Masters in Business Administration from Clemson University. Mr. Buzzalino is a Certified Professional Engineer of Canada.

JOHN M. STERLING, III

Executive Vice President, Worldwide Sales

Age: 44

Mr. Sterling has served as our Executive Vice President of Worldwide Sales since October 2003. Prior to that time, he served as Executive Vice President, Telesales from October 2000 until October 2003. He led our electronic commerce initiatives from February 1999 until October 2000. Before being named Vice President of Electronic Commerce, Mr. Sterling served as our Vice President of International Operations from September 1997 to January 1999, overseeing our international operations. Prior to holding such position, Mr. Sterling served as our Managing Director of European Operations from February through August 1997. Mr. Sterling also served as our Vice President of Sales from 1986 to January 1997. Before joining us, Mr. Sterling was a Regional Sales Manager for Silicon Valley Products in San Mateo, California. Mr. Sterling holds a Bachelor of Science degree in Political Science from The Citadel.

BRADLEY T. STEVENS

Senior Vice President, Global Operations

Age: 43

Mr. Stevens has served as the Company’s Senior Vice President of Global Operations since January 2005 and previously served as Vice President of North American Operations from October 2003 until January 2005. Prior to that time, he served as Vice President of Marketing from March 2002 until October 2003. Before joining the Company, Mr. Stevens served as Senior Vice President of Marketing at NxView Technologies, a rich media start-up company, from April 2000 through February 2002 and held several positions at IBM Corporation from August 1995 to March 2000, including Marketing Manager in Global Industries and Marketing Strategy Manger for the IBM Personal Systems Group. Mr. Stevens holds a Bachelor of Science degree in Economics and a Masters in Business Administration from the University of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officer and greater than 10% stockholders complied during 2005 with all applicable Section 16(a) filing requirements.

Code of Conduct and Ethics

Our Board of Directors has approved a Code of Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on our website at http://www.datastream.net/company/investor.asp.

ITEM 11. Executive Compensation.

Compensation of Directors

In 2005, non-management directors received four quarterly retainers of $2,500 each, attendance fees for attending ($500) and for chairing ($1,000) meetings of the Board of Directors and its committees, attendance fees of $250 for attending short telephonic meetings and meetings of sub-committees of the Board of Directors, and were reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. We also adopted the Amended and Restated Stock Option Plan for Directors in 1995, which, as amended in 2004, provided for a grant of an option to purchase 15,000 shares of Common Stock to non-management directors when they joined the board and thereafter an annual grant of 10,000 options. In January 2005, this annual grant was for an option to purchase 10,000 shares of Common Stock. The Amended and Restated Stock Option Plan for Directors expired on February 7, 2005, and no further grants may be made under that plan.

On December 30, 2005, our Compensation Committee approved the award of an annual lump sum fee in the amount of $20,000, or the Annual Fee, for service as a non-employee director of our company, to be paid annually on or about the first business day of January, and effective in 2006. The Annual Fee is paid in addition to the annual retainer fees and attendance fees already in place for service as a non-employee director. The Annual Fee is intended to replace the previous annual grant of stock options to non-employee directors pursuant to the Amended and Restated Stock Option Plan for Directors that expired in 2005.

Executive Compensation Tables

Table I - Summary Compensation Table

The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to our Chief Executive Officer and our four most highly paid executive officers during fiscal 2005. We refer to those individuals in this Annual Report as the Named Executive Officers.

		Annual Compensation								Long-Term Compensation
Name and Principal Position(s)	Years	Salary			Bonus		Other Annual Compensation			Securities Underlying Options (# of Shares)	All Other Compensation
Larry G. Blackwell Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	331,033 301,888 292,391	(1) (1) (1)	$ $ $	98,575 15,000 69,050		— — —		— — 75,000	$ $ $	5,811 5,479 5,430	(7) (7) (7)
C. Alex Estevez President, Chief Financial Officer and Secretary	2005 2004 2003	$ $ $	248,957 202,740 188,031	(2) (2) (2)	$ $ $	76,740 13,500 52,500		— — —		50,000 100,000 100,000	$ $ $	7,000 5,983 6,000	(7) (7) (7)
Javier Buzzalino Senior Vice President of Development	2005 2004 2003	$ $ $	176,667 161,613 145,250	(3) (3) (3)	$ $ $	41,930 5,000 33,000		— — —		25,000 75,000 60,000	$ $ $	3,090 2,699 2,422	(7) (7) (7)
John M. Sterling, III Executive Vice President, Worldwide Sales	2005 2004 2003	$ $ $	218,150 201,842 195,697	(4)	$ $ $	70,000 28,750 72,669		— — —		50,000 75,000 75,000		$5,823 — —	(7)
Bradley T. Stevens Senior Vice President, Global Operations	2005 2004 2003	$ $ $	193,000 171,808 155,888	(5) (5) (5)	$ $ $	56,240 20,500 41,153	$	— — 44,471	(6)	25,000 100,000 70,000	$ $ $	2,673 2,319 1,857	(7) (7) (7)

(1)	Includes $14,000 in 2005 (2004: $13,000; 2003: $12,000) deferred at the election of Dr. Blackwell pursuant to our 401(k) plan.

(2)	Includes $14,000 in 2005 (2004: $11,996; 2003: $12,000) deferred at the election of Mr. Estevez pursuant to our 401(k) plan.
(3)	Includes $14,000 in 2005 (2004: $13,000; 2003: $12,000) deferred at the election of Mr. Buzzalino pursuant to our 401(k) plan.
(4)	Includes $11,648 in 2005 deferred at the election of Mr. Sterling pursuant to our 401(k) plan.
(5)	Includes $14,000 in 2005 (2004: $13,000; 2003: $12,000) deferred at the election of Mr. Stevens pursuant to our 401(k) plan.
(6)	Includes $37,736 in relocation payments, $3,060 in premiums paid by us for Mr. Stevens’ participation in the executive health plan and $3,675 in lease payments for a company car used by Mr. Stevens.
(7)	Reflects matching contributions to our 401(k) plan paid by us on behalf of the Named Executive Officer.

TABLE II - Option/SAR Grants in Fiscal 2005

This table presents information regarding options granted to our Named Executive Officers during 2005 to purchase shares of our Common Stock. We have no outstanding stock appreciation rights (SARs) and granted no SARs during 2005. In accordance with SEC rules, the table shows the hypothetical gains or option spreads that would exist for the respective options based on assumed rates of annual compound stock price growth of 5% and 10% from the date the options were granted over the full option term.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for the Option Term(1)
						5%	10%
Dr. Blackwell	—		N/A	N/A	N/A	N/A	N/A
Mr. Estevez	50,000	(2)	10.5%	$5.97	5/31/2015	$187,725	$475,732
Mr. Buzzalino	25,000	(2)	5.2%	$6.90	6/21/2015	$108,484	$274,921
Mr. Sterling	50,000	(2)	10.5%	$5.97	5/31/2015	$187,725	$475,732
Mr. Stevens	25,000	(2)	5.2%	$6.90	6/21/2015	$108,484	$274,921

(1)	Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the rate shown (compounded annually) from the date of grant to the expiration date. These numbers are presented in accordance with the requirements of the SEC and do not reflect our estimate of future stock price performance.
(2)	Prior to December 30, 2005, options vested in 33% increments on the first through third anniversaries of the date of grant. On December 30, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by our active employees. See Note 8 to the Consolidated Financial Statements in this Annual Report.

TABLE III – Aggregate Option Exercises in Fiscal 2005

and Fiscal 2005 Year-End Option Values

The following table shows the number of options exercised during 2005 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held by our Named Executive Officers as of December 31, 2005. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $8.66, which was the closing sales price of our Common Stock as quoted on the Pink Sheets under the symbol “DSTM.PK” on December 30, 2005 (the last trading day of our fiscal year). The Pink Sheets is a centralized quotation service that collects and publishes market-maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Blackwell	—	—	221,920	—	$362,803	—
Mr. Estevez	—	—	470,600	—	$834,640	—
Mr. Buzzalino	—	—	247,167	—	$479,669	—
Mr. Sterling	80,000	$236,000	392,432	—	$700,480	—
Mr. Stevens	—	—	225,000	—	$322,300	—

(1)	On December 30, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by our active employees or those of our affiliates for all stock option plans. See Note 8 to the Consolidated Financial Statements in this Annual Report.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors in 2005 were Messrs. Brock and Talton. In 2006, the Compensation Committee of the Board of Directors consists of Messrs. Brock (Chairman) and Talton. During fiscal 2005, the Compensation Committee did not include any member of the Board of Directors who previously or at that time served as an officer or employee of, or a consultant to, Datastream. Our Chief Executive Officer, Dr. Blackwell, is not a member of the Compensation Committee, but typically participates in its deliberations by making recommendations to the Compensation Committee concerning the performance of our executive officers, excluding himself, and recommendations concerning proposed adjustments to their compensation. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2005 about the Common Stock that may be issued under all of our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(1)	3,595,387	$7.85	797,787	(3)
Equity Compensation Plans Not Approved by Stockholders(2)	465,134	$7.91	478,062

Total	4,060,521	$7.86	1,275,849

(1)	Includes our 1995 Stock Option Plan, 1998 Stock Option Plan, Amended and Restated Stock Option Plan for Directors, and Employee Stock Purchase Plan.
(2)	Includes (a) our 1997 European Stock Option Plan (Dutch, United Kingdom and French sub-plan versions), (b) our 1998 Singapore Stock Option Plan, (c) our German Stock Option Plan, (d) our Australian Stock Option Plan, and (e) our Argentinean Stock Option Plan.
(3)	Includes 114,988 shares available for future issuance as of December 31, 2005 under our Employee Stock Purchase Plan, which was suspended January 4, 2006.

Description of Plans Not Approved by Stockholders

Our Board of Directors has adopted the following stock option plans for certain of our or our subsidiaries’ employees in certain foreign jurisdictions: (1) the 1997 European Stock Option Plan (Dutch, United Kingdom and French Sub-plan versions); (2) the German Stock Option Plan; (3) the Australian Stock Option Plan; (4) the Argentinean Stock Option Plan; and (5) the 1998 Singapore Stock Option Plan. We refer to these stock option plans as the Foreign Stock Option Plans. Each of the Foreign Stock Option Plans is administered by the Compensation Committee of the Board of Directors. All outstanding stock options under the Foreign Stock Option Plans, pursuant to the terms of each plan, would fully vest upon a change of control of our company.

Prior to December 30, 2005, options granted pursuant to our 1997 European Stock Option Plan had varying vesting patterns up to five years from the date of grant, depending on the applicable laws of the foreign jurisdiction and the terms of the option agreement. Options granted under this plan expire ten years after the date of grant and are granted at the fair market value of the underlying shares at the date of grant.

Prior to December 30, 2005, options granted pursuant to our 1998 Singapore Stock Option Plan vested incrementally over a period of one to three years, depending on the terms of the option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date. Options granted pursuant to our German Stock Option Plan, Australian Stock Option Plan and Argentinean Stock Option Plan vested incrementally over a period of one to five years, depending on the terms of the option agreement, and expire ten years from the date of grant. Options are granted at the fair market value of the underlying shares at the grant date.

Beneficial Ownership of Common Stock

The following table sets forth information concerning (i) those persons known by our management to own beneficially more than 5% of our outstanding Common Stock, (ii) our directors, (iii) our Named Executive Officers and (iv) all of our current directors and executive officers as a group. Such information is provided as of February 28, 2006. The number of shares of Common Stock issued and outstanding as of February 28, 2006 was 20,047,720. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% our outstanding Common Stock.

Name of Beneficial Owner+	Amount and Nature of Beneficial Ownership		Percent Of Class
Larry G. Blackwell	2,451,818	(1)	12.1%
Javier Buzzalino	247,167	(2)	1.2%
C. Alex Estevez	472,259	(3)	2.3%
John M. Sterling, III	827,354	(4)	4.0%
Bradley T. Stevens	229,767	(5)	1.1%
Richard T. Brock	45,000	(6)	*
Ira D. Cohen	36,000	(7)	*
Robert C. Davis	31,400	(8)	*
James C. Ryan, Jr.	37,000	(9)	*
James R. Talton, Jr.	34,915	(10)	*
All current directors and executive officers as a group (10 persons)	4,412,680	(11)	20.3%

Other Stockholders
Magellan Holdings, Inc.	3,751,431	(12)	17.8%
Eagle Asset Management, Inc.	3,125,985	(13)	15.6%
Brown Capital Management, Inc.	2,221,800	(14)	11.1%
Roumell Asset Management, LLC	1,056,241	(15)	5.3%

+	Unless otherwise indicated, the address of each of the beneficial owners identified is 50 Datastream Plaza, Greenville, South Carolina 29605.
(1)	Includes 221,920 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006. In connection with the merger agreement, Mr. Blackwell has entered into a voting agreement with Parent and Merger Sub pursuant to which Mr. Blackwell has agreed, among other things, to vote his shares of Datastream common stock in favor of adoption of the merger agreement. In the event that Mr. Blackwell fails to act in accordance with his voting obligations under the voting agreement, the voting agreement grants Parent and Merger Sub an irrevocable proxy to vote Mr. Blackwell’s shares in accordance with those voting obligations.
(2)	Includes 247,167 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006.
(3)	Includes 470,600 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006. In connection with the merger agreement, Mr. Estevez has entered into a voting agreement with Parent and Merger Sub pursuant to which Mr. Estevez has agreed, among other things, to vote his shares of Datastream common stock in favor of adoption of the merger agreement. In the event that Mr. Estevez fails to act in accordance with his voting obligations under the voting agreement, the voting agreement grants Parent and Merger Sub an irrevocable proxy to vote Mr. Estevez’s shares in accordance with those voting obligations.
(4)	Includes 392,432 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006 and 4,800 shares of common stock held by Mr. Sterling’s children. In connection with the merger agreement, Mr. Sterling has entered into a voting agreement with Parent and Merger Sub pursuant to which Mr. Sterling has agreed, among other things, to vote his shares of Datastream common stock in favor of adoption of the merger agreement. In the event that Mr. Sterling fails to act in accordance with his voting obligations under the voting agreement, the voting agreement grants Parent and Merger Sub an irrevocable proxy to vote Mr. Sterling’s shares in accordance with those voting obligations.

(5)	Includes 225,000 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006.
(6)	Includes 36,000 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006.
(7)	Includes 30,000 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006.
(8)	Includes 26,000 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006 and 200 shares of common stock held by his spouse.
(9)	Includes 22,000 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006.
(10)	Includes 34,000 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006 and 300 shares of common stock, held by his spouse. Mr. Talton disclaims beneficial ownership of the shares held by his spouse.
(11)	Includes 1,705,119 shares of common stock subject to options exercisable on or within 60 days after February 28, 2006.
(12)	The business address of Magellan Holdings, Inc. is 1000 Windward Concourse Parkway, Suite 100, Alpharetta, Georgia 30005. Magellan may be deemed to have acquired beneficial ownership of 3,751,431 shares of Datastream common stock through the execution of separate voting agreements dated January 4, 2006 with each of Larry G. Blackwell, C. Alex Estevez and John M. Sterling, III. Pursuant to those voting agreements, each of these executive officers has agreed, among other things, to vote his shares of Datastream common stock in favor of adoption of the merger agreement. In the event that one of these executive officers fails to act in accordance with his voting obligations under the voting agreement, the voting agreement grants Magellan an irrevocable proxy to vote that executive officer’s shares in accordance with his voting obligations. As a result of these voting agreements, Magellan may be deemed to share voting power over the shares of Datastream common stock beneficially owned by Messrs. Blackwell, Estevez and Sterling as to matters that are the subject of the voting agreements, but Magellan does not have any dispositive power over such shares of Datastream common stock, or voting power with respect to other matters.
(13)	The business address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716. The number of shares reported was derived from a Schedule 13F filed by Eagle Asset Management with the Securities and Exchange Commission on February 13, 2006. Eagle Asset Management reports that it has sole voting power over 3,052,355 shares and sole dispositive power over 3,125,985 shares.
(14)	The business address of Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202. The number of shares reported was derived from a Schedule 13G executed by Brown Capital Management on December 31, 2005 and filed with the Securities and Exchange Commission on February 6, 2006. According to the Schedule 13G, all of the shares of the common stock are owned by various investment advisory clients of Brown Capital Management, Inc. Brown Capital Management reports that it has sole voting power over 1,679,450 shares and sole dispositive power over 2,221,800 shares. According to its Schedule 13G, no individual client of Brown Capital Management holds more than five percent of the class.
(15)	The business address of Roumell Asset Management, LLC is 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814. The number of shares reported was derived from a Schedule 13G executed by Roumell Asset Management on February 6, 2006 and filed with the Securities and Exchange Commission on February 7, 2006. Roumell Asset Management reports that it has sole voting power and sole dispositive power over the 1,056,241 shares.

ITEM 13. Certain Relationships and Related Transactions.

None

ITEM 14. Principal Accountant Fees and Services.

The firm of BDO Seidman, LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2005. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2004.

Audit Fees.

The aggregate fees, including expenses reimbursed, billed by BDO Seidman, LLP to us for professional services rendered for the audit of our consolidated financial statements and those of our subsidiaries for fiscal 2005, the reviews of our quarterly financial statements during fiscal 2005 and other reviews and consultations on matters reflected in the financial statements, such as consents, review of SEC filings and statutory audits in non-U.S. locations, were $655,000.

The aggregate fees, including expenses reimbursed, billed by KPMG LLP to us for professional services rendered for the audit of our consolidated financial statements and those of our subsidiaries for fiscal 2004, the reviews of the Company’s quarterly financial statements during fiscal 2004 and other reviews and consultations on matters reflected in the financial statements, such as consents, review of SEC filings and statutory audits in non-U.S. locations, were $1,604,000 for fiscal 2004.

Audit-Related Fees.

The aggregate fees for BDO Seidman, LLP audit-related services, including business/accounting technical advice, were $5,100 for fiscal 2005.

The aggregate fees for KPMG LLP audit-related services, including business/accounting technical advice, were $0 for fiscal year 2004.

Tax Services Fees.

The BDO Seidman, LLP aggregate fees for all tax services other than those included in “audit” and “audit-related” fees, including tax compliance audits, tax planning and tax advice, were $0 for fiscal 2005.

The KPMG LLP aggregate fees for all tax services other than those included in “audit” and “audit-related” fees, including tax compliance audits, tax planning and tax advice, were $69,000 for fiscal 2004.

All Other Fees.

The aggregate fees, including expenses reimbursed, billed by BDO Seidman, LLP to us for services rendered to us and our subsidiaries, other than the services described above, were $0 for fiscal year 2005.

The aggregate fees, including expenses reimbursed, billed by KPMG LLP to us for services rendered to us and our subsidiaries, other than the services described above, were $0 for fiscal year 2004.

Audit Committee Pre-Approval. The Audit Committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm and all related fees to assure that the provision of such services does not impair the auditor’s independence. The independent registered public accounting firm is prohibited from performing any non-audit services in contravention of SEC Rules. The Audit Committee has delegated its pre-approval authority to its Chairman, but not to management. The Chairman of the Audit Committee is required to report any significant pre-approval decisions to the full Audit Committee at its scheduled meeting immediately following such decisions.

The Audit Committee has considered and determined that the provision of services during 2005 by BDO Seidman, LLP that were unrelated to the audit of the financial statements and to the review of our interim financial statements during 2005 is compatible with maintaining BDO’s independence.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

The following consolidated financial statements of Datastream Systems, Inc. for the three years ended December 31, 2005 are submitted in Part II, Item 8 of this report:

2.	Financial Statement Schedules:

The following consolidated financial statement schedule of Datastream Systems, Inc. is included in Item 15(c):

II — Valuation and Qualifying Accounts and Reserves

All schedules for which provision is made in the applicable accounting regulation of the SEC, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 4, 2006, by and among Datastream Systems, Inc., Magellan Holdings, Inc. and Spartan Merger Sub, Inc.(13)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.(2)

3.1(b)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.(10)

3.2	Bylaws.(1)

3.2(a)	Amendment to Bylaws, dated March 22, 2001.(3)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2	Specimen Stock Certificate.(1)

4.3	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.(4)

4.3(a)	First Amendment to Stockholder Protection Rights Agreement, dated January 4, 2006, by and between Datastream Systems, Inc. and Wachovia Bank, N.A., as Rights Agent.(14)

10.1	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(5)*

10.1(a)	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(2)*

Exhibit Number	Description
10.1(b)	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(6)*

10.1(c)	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(6)*

10.2	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(7)*

10.2(a)	Amendment to the Datastream Systems, Inc. Amended and Restated Stock Option Plan for Directors, dated October 6, 2004. (12)*

10.3	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(8)*

10.4(a)	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version).(9)

10.4(b)	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version).(9)

10.4(c)	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version).(9)

10.4(d)	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.(11)

10.5	Datastream Systems, Inc. German Stock Option Plan.(11)

10.6	Datastream Systems, Inc. Australian Stock Option Plan.(11)

10.7	Datastream Systems, Inc. Argentinean Stock Option Plan.(11)

10.8	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.(11)

10.8(a)	Certificate of Amendment to the 1998 Singapore Stock Option Plan, dated June 11, 1999. (12)

10.9	Form of Indemnification Agreement between the Company and each of Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey.(12)*

10.10	Summary of Annual Fee Payable to Non-Employee Directors.(15)*

11	Datastream Systems, Inc. Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 11 to the Consolidated Financial Statements included in Part II Item 8 of this report).

21	Subsidiaries of the Company.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24	Power of Attorney (Included with Signatures).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).

(2)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).
(3)	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).
(4)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).
(5)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).
(6)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).
(7)	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).
(8)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).
(9)	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).
(10)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).
(11)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).
(12)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25590).
(13)	Incorporated herein by reference to exhibit of the same number in the Company’s Current Report on Form 8-K dated January 4, 2006 and filed on January 5, 2006 (File No. 000-25590).
(14)	Incorporated herein by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K dated January 4, 2006 and filed on January 5, 2006 (File No. 000-25590).
(15)	Incorporated herein by reference to “Non-Employee Director Compensation” set forth under Item 1.01 of the Company’s Current Report on Form 8-K dated December 30, 2005 and filed on January 5, 2006 (File No. 000-25590).
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Datastream Systems, Inc.

Greenville, SC 29605

The audit referred to in our report dated February 27, 2006 relating to the consolidated financial statement of Datastream Systems, Inc. which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Charlotte, North Carolina

February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Datastream Systems, Inc.:

Under date of September 12, 2005, we reported on the consolidated balance sheet of Datastream Systems, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying financial statement schedule – Allowance for Doubtful Accounts Receivable and Unbilled Revenue – for each of the years in the two-year period ended December 31, 2004. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina

September 12, 2005

Datastream Systems, Inc.	Schedule II

Allowance for Doubtful Accounts Receivable and Unbilled Revenue

(a)	Description

(In thousands)	Balance at Beginning of Year	Provision for Doubtful Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts - accounts receivable:
Year ended December 31, 2005	$610	$9	$(257)	$362

Year ended December 31, 2004	$747	$626	$(763)	$610

Year ended December 31, 2003	$1,368	$628	$(1,249)	$747

Allowance for doubtful accounts - unbilled revenue:
Year ended December 31, 2005	$—	$—	$—	$—

Year ended December 31, 2004	$—	$—	$—	$—

Year ended December 31, 2003	$100	$(100)	$—	$—

The deferred tax valuation allowance rollforward is included in Note 6 of the “Notes to Financial Statements” filed in Item 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastream Systems, Inc.

Date: March 3, 2006	By:	/s/ C. Alex Estevez
C. Alex Estevez
President and Chief Financial Officer and Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 3, 2006.

Signature	Title

/s/ Larry G. Blackwell Larry G. Blackwell	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ C. Alex Estevez C. Alex Estevez	President and Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/ Richard T. Brock Richard T. Brock	Director

/s/ Ira D. Cohen Ira D. Cohen	Director

/s/ Robert C. Davis Robert C. Davis	Director

/s/ James C. Ryan, Jr. James C. Ryan, Jr.	Director

/s/ James R. Talton, Jr. James R. Talton, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 4, 2006, by and among Datastream Systems, Inc., Magellan Holdings, Inc. and Spartan Merger Sub, Inc.(13)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, dated January 12, 1998.(2)

3.1(b)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Datastream Systems, Inc., dated December 11, 2001.(10)

3.2	Bylaws.(1)

3.2(a)	Amendment to Bylaws, dated March 22, 2001.(3)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining rights of holders of Common Stock of the Company.

4.2	Specimen Stock Certificate.(1)

4.3	Stockholder Protection Rights Agreement, dated December 10, 2001, between Datastream Systems, Inc. and First Union National Bank, as Rights Agent.(4)

4.3(a)	First Amendment to Stockholder Protection Rights Agreement, dated January 4, 2006, by and between Datastream Systems, Inc. and Wachovia Bank, N.A., as Rights Agent.(14)

10.1	The Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997).(5)*

10.1(a)	First Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated March 14, 1998.(2)*

10.1(b)	Second Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated through May 7, 1997), dated May 8, 1998.(6)*

10.1(c)	Third Amendment to the Datastream Systems, Inc. 1995 Stock Option Plan (as amended and restated May 7, 1997), dated March 12, 1999.(6)*

10.2	Amended and Restated Datastream Systems, Inc. Stock Option Plan for Directors (as amended and restated as of April 10, 2002).(7)*

10.2(a)	Amendment to the Datastream Systems, Inc. Amended and Restated Stock Option Plan for Directors, dated October 6, 2004. (12)*

10.3	The Datastream Systems, Inc. 1998 Stock Option Plan (as amended through April 3, 2003).(8)*

10.4(a)	Datastream Systems, Inc. 1997 European Stock Option Plan (Dutch (Sub-Plan) Version).(9)

10.4(b)	Datastream Systems, Inc. 1997 European Stock Option Plan (U.K. (Sub-Plan) Version).(9)

10.4(c)	Datastream Systems, Inc. 1997 European Stock Option Plan (French (Sub-Plan) Version).(9)

10.4(d)	Certificate of Amendment to the 1997 European Stock Option Plan (Dutch, U.K. and French Sub-Plans), dated June 11, 1999.(11)

10.5	Datastream Systems, Inc. German Stock Option Plan.(11)

10.6	Datastream Systems, Inc. Australian Stock Option Plan.(11)

10.7	Datastream Systems, Inc. Argentinean Stock Option Plan.(11)

10.8	Datastream Systems, Inc. 1998 Singapore Stock Option Plan.(11)

10.8(a)	Certificate of Amendment to the 1998 Singapore Stock Option Plan, dated June 11, 1999. (12)

10.9	Form of Indemnification Agreement between the Company and each of Larry G. Blackwell, Richard T. Brock, Ira D. Cohen, Robert C. Davis, James C. Ryan, Jr., James R. Talton, Jr., C. Alex Estevez, Javier Buzzalino, John M. Sterling III, Bradley T. Stevens, J. Patrick Ovington, and Lora Ramsey. (12)*

10.10	Summary of Annual Fee Payable to Non-Employee Directors.(15)*

11	Datastream Systems, Inc. Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 11 to the Consolidated Financial Statement included in Part II Item 8 of this report).

21	Subsidiaries of the Company.

23.1	Consent of BDO Seidman, LLP Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24	Power of Attorney (Included with Signatures).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (File No. 33-89498).
(2)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-25590).
(3)	Incorporated by reference herein to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25590).
(4)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-25590).
(5)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders, filed May 12, 1997 (File No. 000-25590).
(6)	Incorporated herein by reference to exhibit of the same number in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-25590).
(7)	Incorporated herein by reference to exhibit of the same number in Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-25590).
(8)	Incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, filed April 28, 2003 (File No. 000-25590).
(9)	Incorporated herein by reference to Exhibit 99.1 in Company’s form S-8 Registration Statement, filed June 17, 1998 (File No. 000-25590).
(10)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-25590).
(11)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25590).
(12)	Incorporated herein by reference to exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25590).

(13)	Incorporated herein by reference to exhibit of the same number in the Company’s Current Report on Form 8-K dated January 4, 2006 and filed on January 5, 2006 (File No. 000-25590).
(14)	Incorporated herein by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K dated January 4, 2006 and filed on January 5, 2006 (File No. 000-25590).
(15)	Incorporated herein by reference to “Non-Employee Director Compensation” set forth under Item 1.01 of the Company’s Current Report on Form 8-K dated December 30, 2005 and filed on January 5, 2006 (File No. 000-25590).
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.